Form 10-Q
period 1994-03-31
ARGONAUT GROUP INC
filed 1994-05-16
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  Quarterly Report Under Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934


              For the Period Ended March 31, 1994
                Commission file number 0-14950



                      Argonaut Group, Inc.
     (Exact name of registrant as specified in its charter)



           Delaware                              95-4057601
(State or other jurisdiction of              (I.R.S. employer
   incorporation or organization)         identification number)


1800 Avenue of the Stars, Suite 1175,  Los Angeles, California
            (Address of principal executive offices)

                            90067-6045
                            (Zip Code)

                          310.553.0561
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes   X       No
    -----        -----



As of April 22,1994 there were outstanding 25,679,140 shares of common stock, par value $.10 per share, of the registrant.


                       Page 1 of 10 Pages
                    Exhibit Index on Page 10




                      ARGONAUT GROUP, INC.
                        TABLE OF CONTENTS


                                                           Page
	                                           				          -----

Part I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

          Consolidated Balance Sheets
             March 31, 1994 and December 31, 1993.............4

          Consolidated Statements of Income
             Three Months Ended March 31, 1994
              		and 1993......................................5

          Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1994
              		and 1993......................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations:

             First Quarter Ended March 31, 1994
              		and 1993......................................7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K.................8



    Signatures................................................9

    Exhibit Index............................................10



PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 1994, and the related consolidated statements of income for the three-month periods ended March 31, 1994 and 1993 and the statements of cash flows for the three-month periods ended March 31, 1994 and 1993 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

In May 1993, the Financial Accounting Standards Board ("FASB") issued a new standard for accounting for certain investments in debt and equity securities, Financial Accounting Standard No. 115 ("FAS 115"). The Company adopted FAS 115 as of January 1, 1994 and classified its entire fixed maturity portfolio as "Available for Sale". The adoption of FAS 115 resulted in a cumulative increase of $27.3 million, net of tax, in shareholders' equity. The adoption of FAS 115 had no income statement effect.

For a description of accounting policies, see notes to financial statements in the Annual Report or the Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Note 2 - Accounting and Reporting for Reinsurance Contracts

The Company has no concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.


              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                                  March 31, 1994  December 31, 1993
                                      (unaudited)         (audited)
ASSETS

Investments:
  Fixed maturities,
   available for sale, at market        $1,473.6          $   -
      (cost: $1,431.6)
  Fixed maturities, at amortized cost      -              1,441.3
      (market: $1,534.5)
  Equity securities, at market             107.5            108.7
      (cost: 1994-$29.0; 1993-$29.0)
  Short-term investments                    21.2             14.4
  Securities in transit                     (6.0)             -
                                        --------         --------
                                         1,596.3          1,564.4
Cash and cash equivalents                   43.8             41.4
Accrued investment income                   34.7             33.6
Receivables:
  Reinsurance                              229.8            224.3
  Agents' balances                          79.3             92.5
  Accrued retrospective premiums            94.9             83.2
Cost in excess of net assets purchased      48.7             49.4
Unearned premiums on ceded reinsurance       4.8              3.2
Deferred Federal income taxes receivable    58.6             78.3
Other assets                                12.9             12.4
                                         -------         --------
                                        $2,203.8         $2,182.7
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expense               $1,248.4         $1,284.1
Unearned premiums                           90.0             77.8
Accrued policyholder dividends               8.6             12.1
Income taxes payable                         6.3              5.6
Other liabilities                           83.1             73.5
                                        --------         --------
                                         1,436.4          1,453.1
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 25,678,960 and
    25,674,010 shares issued and
    outstanding at 3/31/94 and
    12/31/93, respectively                   2.6              2.6
  Additional paid-in capital               103.4            103.3
  Retained earnings                        577.3            566.3
  Net unrealized appreciation
    on securities                           84.1             57.4
                                        --------         --------
                                           767.4            729.6
                                        --------         --------
                                        $2,203.8         $2,182.7
                                        ========         ========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)




                                  For the Quarter Ended March 31,
                                             1994           1993
                                           ------         ------
Premiums and other revenue:
   Premiums, net                            $67.2          $86.2
   Net investment income                     27.4           28.1
   Gains on sales of investments              1.5            0.4
                                           ------         ------
Total Revenue                                96.1          114.7
                                           ------         ------
Expenses:
   Losses and loss adjustment expenses       52.0           65.7
   Underwriting, acquisition,
      and insurance expenses                 17.9           18.7
   Amortization of cost in excess of
      net assets purchased                    0.7            0.7
   Policyholder dividends                     1.6            1.8
                                           ------         ------
Total Expenses                               72.2           86.9
                                           ------         ------

Income before income taxes                   23.9           27.8
Provision for income taxes                    6.5            7.7
                                           ------         ------
Net Income                                  $17.4          $20.1
                                           ======         ======

Income Per Common Share:                    $0.68          $0.79
                                           ======         ======

Weighted Average Common Shares             25,676,295     25,606,400
                                           ==========     ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           unaudited)


                                             For the Three Months
                                                  Ended March 31,
                                                 1994        1993
                                               ------      ------
Cash flows from operating activities:
  Net income                                    $17.4       $20.1

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 1.2         2.3
    Increase in accrued investment income        (1.1)       (2.4)
    Decrease (increase) in reinsurance
      receivables                                (5.5)        7.0
    Decrease in agents' balances                 13.2        31.2
    Increase  in accrued retrospective premiums (11.7)       (5.6)
    Decrease (increase) in ceded reinsurance
      unearned premiums                          (1.6)        0.7
    Decrease in deferred Federal income taxes     5.6         1.3
    Decrease in reserves for losses and
      loss adjustment expense                   (35.7)      (26.8)
    Increase (decrease) in unearned premiums     12.2        (7.7)
    Increase (decrease) in accrued
      policyholder dividends                     (3.5)       0.5
    Increase in income taxes payable              0.7        6.2
    Other, net                                    8.9       (3.9)
                                               ------      ------
                                                  0.1       22.9
                                               ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments            6.1        3.8
   Maturities and mandatory calls
     of fixed maturity investments               41.9       23.1
   Purchases of fixed maturity investments      (38.0)     (34.5)
   Increase in short-term investments            (6.8)      (7.2)
   Other, net                                     5.4       (2.1)
                                               ------      ------
                                                  8.6      (16.9)
                                               ------      ------
Cash flows from financing activities:
  Payment of cash dividend                       (6.4)      (5.4)
  Exercise of stock options                       0.1        0.3
                                               ------      ------
                                                 (6.3)      (5.1)
                                               ------      ------

Increase in cash and cash equivalents             2.4        0.9
Cash and cash equivalents, beginning of period   41.4       20.4
                                               ------      ------
Cash and cash equivalents, end of period        $43.8       $21.3
                                               ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's operating income after tax was $16.4 million for the quarter ended March 31, 1994, compared with $19.8 million for the same period last year. Operating income excludes gains on the sale of investments. The combined ratio increased to 107% for the current quarter versus 102% for the similar period in 1993.

While direct premiums written are consistent with the prior year ($68.3 million versus $67.7 million in 1993), earned premium declined from $86.2 million in the first quarter of 1993, to $67.2 million for the first quarter of the current year. This decline is due to the following factors:

1. Assumed reinsurance premiums from mandated assigned-risk-type pools are down $4 million compared with the first quarter of 1993;

2.  Increases    to    additional   premiums    receivable    under
    retrospectively rated policies are down $8 million compared with 1993, based on anticipated improved loss experience; and

3. Premiums ceded to reinsurers are up $3.5 million compared with 1993 from the purchase of facultative reinsurance for liability exposure on large wrap-up programs and lower retention levels at the Great Central Insurance subsidiary.

Net income before tax for the current quarter includes a charge of $3.5 million to strengthen loss reserves related to general liability policies written in prior years, compared with $1.5 million of similar reserve strengthening for general liability in the first quarter of 1993. 1994 results also include $3 million (pre-tax) of favorable loss development from lines of business which are being run off and are no longer being written. The first quarter of 1993 included $5 million of favorable loss development for the runoff lines. The amount of future additional favorable or unfavorable development in these runoff lines, if any, cannot be anticipated.

Loss and loss adjustment expenses decreased to $52.0 million for the first quarter of 1994 from $65.7 million for the same period in 1993. The Company's loss ratio was relatively consistent with 79% for the current quarter compared with 78% for the first quarter of 1993.

Net investment income decreased slightly to $27.4 million for the first quarter of 1994 from $28.1 million for the first quarter in 1993.

Underwriting expenses totalled $17.9 million for the first quarter of 1994, compared with $18.7 million for the similar period in 1993.

Policyholder dividend expense was $1.6 million in the first quarter of 1994 versus $1.8 million for the first quarter of 1993.

Gains on sales of investments were $1.5 million for the current quarter, compared with $0.4 million for the same period in 1993.
We cannot anticipate when or if similar gains may occur in the future.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the Company have been met by funds provided from premiums and investment income as well as maturities of invested assets. The primary use of funds was to pay claims, policy benefits, operating expenses, and commissions and to purchase new investments.

Management believes that the Company maintains sufficient liquidity to pay claims and expenses. Management also believes that the Company possesses adequate capital resources to cover unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index

         (b)  During the quarter covered by this
              report, the Registrant did not file any reports on Form 8-K.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
- - ----------------------
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
- - ---------------------
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



May 13, 1994

                          EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-
K.


Exhibit
  No.        Description
- - --------        ----------------

No exhibits were required to be filed by Item 601 of Regulation S-
K.