Form 10-Q
period 1994-06-30
ARGONAUT GROUP INC
filed 1994-08-12
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  Quarterly Report Under Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934


              For the Period Ended June 30, 1994
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



As of July 29,1994 there were outstanding 25,684,671 shares of common stock, par value $.10 per share, of the registrant.


                       Page 1 of 10 Pages
                    Exhibit Index on Page 10




                      ARGONAUT GROUP, INC.
                        TABLE OF CONTENTS


                                                           Page
	                                           				          -----

Part I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

          Consolidated Balance Sheets
             June 30, 1994 and December 31, 1993..............4

          Consolidated Statements of Income
             Three and Six Months Ended
                 June 30, 1994	and 1993.......................5

          Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1994
              		and 1993......................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations:

             Second Quarter Ended June 30, 1994
              		and 1993......................................7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K.................8



    Signatures................................................9

    Exhibit Index............................................10



PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of June 30, 1994, 1994, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and the statements of cash flows for the six-month periods ended June 30, 1994 and 1993 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such
statements.   Such  adjustments consist of only normal  recurring
items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

In May 1993, the Financial Accounting Standards Board ("FASB") issued a new standard for accounting for certain investments in debt and equity securities, Financial Accounting Standard No. 115 ("FAS 115"). The Company adopted FAS 115 as of January 1, 1994 and classified its entire fixed maturity portfolio as "Available
for  Sale".   The  adoption of FAS 115 resulted in  a  cumulative
increase of $27.3 million, net of tax, in shareholders' equity, as of January 1, 1994. The adoption of FAS 115 had no income statement effect.

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


              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                                   June 30, 1994  December 31, 1993
                                      (unaudited)         (audited)
ASSETS

Investments:
  Fixed maturities,
   available for sale, at market        $1,456.9          $   -
      (cost: $1,438.5)
  Fixed maturities, at amortized cost      -              1,441.3
      (market: $1,534.5)
  Equity securities, at market             113.1            108.7
      (cost: 1994-$36.8; 1993-$29.0)
  Short-term investments                     0.4             14.4
  Securities in transit                      5.5              -
                                        --------         --------
                                         1,575.9          1,564.4
Cash and cash equivalents                   15.8             41.4
Accrued investment income                   32.4             33.6
Receivables:
  Reinsurance                              220.5            224.3
  Agents' balances                          82.0             92.5
  Accrued retrospective premiums            85.8             83.2
Cost in excess of net assets purchased      48.0             49.4
Unearned premiums on ceded reinsurance       4.1              3.2
Deferred Federal income taxes receivable    60.8             78.3
Other assets                                13.4             12.4
                                         -------         --------
                                        $2,138.7         $2,182.7
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expense               $1,215.0         $1,284.1
Unearned premiums                           78.8             77.8
Accrued policyholder dividends               5.4             12.1
Income taxes payable                        (5.6)             5.6
Other liabilities                           79.9             73.5
                                        --------         --------
                                         1,373.5          1,453.1
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 25,681,914 and
    25,674,010 shares issued and
    outstanding at 6/30/94 and
    12/31/93, respectively                   2.6              2.6
  Additional paid-in capital               103.4            103.3
  Retained earnings                        591.3            566.3
  Net unrealized appreciation
    on securities                           67.9             57.4
                                        --------         --------
                                           765.2            729.6
                                        --------         --------
                                        $2,138.7         $2,182.7
                                        ========         ========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)



                                         For the Quarter    For the Six Months
                                          Ended June 30,        Ended June 30,
                                         1994       1993       1994       1993
                                       ------     ------     ------     ------
Premiums and other revenue:
   Premiums, net                        $70.1      $74.7     $137.3     $160.9
   Net investment income                 27.7       27.9       55.1       56.0
   Gains on sales of investments          0.8        0.8        2.3        1.2
                                       ------     ------     ------     ------
Total Revenue                            98.6      103.4      194.7      218.1
                                       ------     ------     ------     ------
Expenses:
   Losses and loss adjustment expenses   47.5       52.0       99.5      117.7
   Underwriting, acquisition,
      and insurance expenses             18.9       21.9       36.8       40.6
   Amortization of cost in excess of
      net assets purchased                0.7        0.7        1.4        1.4
   Policyholder dividends                 1.5        1.7        3.1        3.5
                                       ------     ------     ------     ------
Total Expenses                           68.6       86.9      140.8      163.2
                                       ------     ------     ------     ------

Income before income taxes               30.0       27.1       53.9       54.9
Provision for income taxes                8.5        7.2       15.0       14.9
                                       ------     ------     ------     ------
Net Income                              $21.5      $19.9      $38.9      $40.0
                                       ======     ======     ======     ======

Income Per Common Share:                $0.84      $0.78      $1.51      $1.56
                                       ======     ======     ======     ======

Weighted Average Common Shares     25,680,566 25,619,802 25,678,442 25,613,138
                                   ========== ========== ========== ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           unaudited)


                                              For the Six Months
                                                   Ended June 30,
                                                 1994        1993
                                               ------      ------
Cash flows from operating activities:
  Net income                                    $38.9       $40.0

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 1.9         4.7
    Decrease (increase) in accrued
      investment income                           1.2        (0.5)
    Decrease (increase) in reinsurance
      receivables                                 3.8        15.3
    Decrease (increase) in agents' balances      10.5        33.5
    Increase in accrued retrospective premiums   (2.6)      (18.8)
    Decrease (increase) in ceded reinsurance
      unearned premiums                          (0.9)        0.6
    Decrease in deferred Federal income taxes    13.7         7.4
    Decrease in reserves for losses and
      loss adjustment expense                   (69.1)      (63.2)
    Increase (decrease) in unearned premiums      1.0        (4.0)
    Increase (decrease) in accrued
      policyholder dividends                     (6.7)        0.1
    Increase (decrease) in income taxes payable (11.2)        0.7
    Other, net                                    4.9        16.2
                                               ------      ------
                                                (14.6)       32.0
                                               ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments           10.6        12.1
   Sales of equity securities                     0.1         -
   Maturities and mandatory calls
     of fixed maturity investments               66.8        41.4
   Purchases of fixed maturity investments      (75.4)      (74.1)
   Purchases of equity securities                (6.5)        -
   Decrease (increase) in short-term investments 14.0        (7.7)
   Other, net                                    (6.8)        4.6
                                               ------      ------
                                                  2.8       (23.7)
                                               ------      ------
Cash flows from financing activities:
  Payment of cash dividend                      (13.9)      (11.8)
  Exercise of stock options                       0.1         0.5
                                               ------      ------
                                                (13.8)      (11.3)
                                               ------      ------

Decrease in cash and cash equivalents           (25.6)       (3.0)
Cash and cash equivalents, beginning of period   41.4        20.4
                                               ------      ------
Cash and cash equivalents, end of period        $15.8       $17.4
                                               ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's operating income after tax was $21.0 million for the quarter ended June 30, 1994, compared with $19.3 million for the same period last year. For the six months ended June 30, 1994, consolidated operating income after tax was $37.4 million, compared with $39.1 million for the same period last year. Operating income excludes gains on the sale of investments. The combined ratio increased to 101% for the current quarter versus 99% for the similar period in 1993. For the six months ended June 30, 1994, the combined ratio increased to 102% from 101% for the same period in 1993.

While direct premiums written are consistent with the prior year ($137.5 million for the six months ended June 30, 1994, versus $139.5 million for the same period in 1993), earned premium declined from $160.9 million for the six months ended June 30, 1993, to $137.3 million for the same period of the current year. For the quarter ended June 30, 1994, earned premium declined to $70.1 million from $74.7 million for the same period last year. These declines are due to the following factors:

1. Assumed reinsurance premiums from mandated assigned-risk-type pools are down compared with 1993;

2. Increases to additional premiums receivable under retrospectively rated policies are down compared with 1993, based on anticipated improved loss experience; and

3. Premiums ceded to reinsurers are up compared with 1993 from the purchase of facultative reinsurance for liability exposure on large wrap-up programs and lower retention levels at the Great Central subsidiary.

Loss and loss adjustment expenses decreased to $47.5 million for the second quarter of 1994 from $52.0 million for the same period in 1993. For the six months ended June 30, 1994, loss and loss adjustment expenses decreased to $99.5 million from $117.7 million for the same period in 1993. The Company's loss ratio was relatively consistent with 69% for the current quarter and 74% for the six months ended June 30, 1994, compared with 71% for the second quarter of 1993 and 75% for the six months ended June 30, 1993.

Net investment income decreased slightly to $27.7 million for the second quarter of 1994 from $27.9 million for the second quarter 1993. For the six months ended Juned 30, 1994, net investment income was $55.1 million compared with $56.0 million for the same period in 1993.

Underwriting expenses totalled $18.9 million for the second quarter of 1994, compared with $21.9 million for the similar period in 1993. For the six months ended June 30, 1994, underwriting expenses were $36.8 million compared with $40.6 million for the same period in 1993.

Policyholder dividend expense was $1.5 million in the second quarter of 1994 versus $1.7 million for the second quarter of 1993. For the six months ended June 30, 1994, policyholder dividend expense was $3.1 million compared with $3.5 million for the same period in 1993.

Gains on sales of investments were $0.8 million for the current quarter, the same as for the second quarter in 1993. For the six months ended June 30, 1994, gains on sales of investments were $2.3 million compared with $1.2 million for the same period in 1993. We cannot anticipate when or if similar gains may occur in the future.

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


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
- ----------------------
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
- ---------------------
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



August 12, 1994

                          EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.        Description
- --------        ----------------

No exhibits were required to be filed by Item 601 of Regulation S-K.