Form 10-Q
period 1994-09-30
ARGONAUT GROUP INC
filed 1994-10-31
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
		 Washington, DC  20549


		      FORM 10-Q


 Quarterly Report Under Section 13 or 15 (d) of the Securities
		  Exchange Act of 1934


	  For the Period Ended September 30, 1994
	       Commission file number 0-14950



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



As of October 21,1994 there were outstanding 25,388,994 shares of common stock, par value $.10 per share, of the registrant.


Page 1 of 10 Pages
Exhibit Index on Page 10

ARGONAUT GROUP, INC.
TABLE OF CONTENTS


											    Page
												   -----

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

Consolidated Balance Sheets
September 30, 1994 and December 31, 1993..............4

Consolidated Statements of Income
Three and Nine Months Ended
 September 30, 1994 and 1993..........................5

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1994 and 1993.........6


Item 2.  Management's Discussion and Analysis of
	     Financial Condition and Results of Operations:

Third Quarter Ended September 30, 1994 and 1993.......7


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.............8



Signatures............................................9

Exhibit Index........................................10

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 1994, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993 and the statements of cash flows for the nine-month periods ended September 30, 1994 and 1993 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessar-ily indicative of results for other interim periods or for a full year.

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

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except per share amounts)

			      September 30, 1994  December 31, 1993
				      (unaudited)         (audited)
ASSETS
Investments:
  Fixed maturities, available for
   sale, at market (cost: $1,382.4)     $1,391.4         $   -
  Fixed maturities, at amortized cost      -              1,441.3
      (market: $1,534.5)
  Equity securities, at market             155.3            108.7
      (cost: 1994-$69.8; 1993-$29.0)
  Short-term investments                     2.3             14.4
					--------         --------
					 1,549.0          1,564.4
Cash and cash equivalents                   11.6             41.4
Accrued investment income                   34.3             33.6
Receivables:
  Reinsurance                              220.5            224.3
  Agents' balances                          86.3             92.5
  Accrued retrospective premiums           100.1             83.2
Cost in excess of net assets purchased      47.4             49.4
Unearned premiums on ceded reinsurance       3.3              3.2
Deferred Federal income taxes receivable    58.0             78.3
Other assets                                12.7             12.4
					--------         --------
					$2,123.2         $2,182.7
					========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and
  loss adjustment expense               $1,189.2         $1,284.1
Unearned premiums                           77.7             77.8
Accrued policyholder dividends               2.5             12.1
Income taxes payable                         0.4              5.6
Other liabilities                           82.1             73.5
					--------         --------
					 1,351.9          1,453.1
					--------         --------
Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 25,467,994 and
    25,674,010 shares issued and
    outstanding at 9/30/94 and
    12/31/93, respectively                   2.5              2.6
  Additional paid-in capital               102.7            103.3
  Retained earnings                        598.9            566.3
  Net unreal. apprec. on securities         67.2             57.4
					--------         --------
					   771.3            729.6
					--------         --------
					$2,123.2         $2,182.7
					========         ========

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(unaudited)



					For the Quarter    For the Nine Months
				     Ended September 30,   Ended September 30,
					 1994       1993       1994       1993
				       ------     ------     ------     ------
Premiums and other revenue:
   Premiums, net                        $70.4      $71.6     $207.7     $232.5
   Net investment income                 28.2       27.7       83.3       83.7
   Gains on sales of investments          0.4        1.6        2.7        2.8
				       ------     ------     ------     ------
Total Revenue                            99.0      100.9      293.7      319.0
				       ------     ------     ------     ------
Expenses:
   Losses and loss adjustment expenses   49.5       52.1      149.0      169.8
   Underwriting, acquisition,
      and insurance expenses             18.1       18.7       54.9       59.3
   Amortization of cost in excess of
      net assets purchased                0.7        0.7        2.1        2.1
   Policyholder dividends                 1.7        2.1        4.8        5.6
				       ------     ------     ------     ------
Total Expenses                           70.0       73.6      210.8      236.8
				       ------     ------     ------     ------

Income before income taxes               30.0       27.1       53.9       54.9
Provision for income taxes                8.5        7.2       15.0       14.9
				       ------     ------     ------     ------
Net Income                              $21.5      $19.9      $38.9      $40.0
				       ======     ======     ======     ======

Income Per Common Share:                $0.81      $0.87      $2.33      $2.44
				       ======     ======     ======     ======

Weighted Average Common Shares     25,609,335 25,644,842 25,655,154 25,623,822
				   ========== ========== ========== ==========

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In millions)
(unaudited)
					      For the Nine Months
					      Ended September 30,
						 1994        1993
					       ------      ------
Cash flows from operating activities:
  Net income                                    $59.7       $62.4

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 4.0         6.1
    Increase in accrued investment income        (0.7)       (1.6)
    Decrease in reinsurance receivables           3.8         7.6
    Decrease in agents' balances                  6.2        23.9
    Increase in accrued retrospective premiums  (16.9)      (18.8)
    Decrease (increase) in ceded reinsurance
      unearned premiums                          (0.1)        0.2
    Decrease in deferred Federal income taxes    15.3         4.4
    Decrease in reserves for losses and
      loss adjustment expense                   (94.9)      (88.4)
    Decrease in unearned premiums                (0.1)       (8.6)
    Increase (decrease) in accrued
      policyholder dividends                     (9.6)        1.8
    Increase (decrease) in income taxes payable  (5.2)        1.0
    Other, net                                    6.3        20.1
					       ------      ------
						(32.2)       10.1
					       ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments           12.4        53.0
   Maturities and mandatory calls
     of fixed maturity investments              119.4        29.6
   Purchases of fixed maturity investments      (73.0)      (97.8)
   Purchases of equity securities               (41.1)        -
   Decrease (increase) in short-term investments 12.1         0.3
   Other, net                                     0.4        10.2
					       ------      ------
						 30.2        (4.7)
					       ------      ------
Cash flows from financing activities:
  Repurchase of common stock                     (6.8)        -
  Payment of cash dividend                      (21.3)      (18.2)
  Exercise of stock options                       0.3         0.8
					       ------      ------
						(27.8)      (17.4)
					       ------      ------
Decrease in cash and cash equivalents           (29.8)      (12.0)
Cash and cash equivalents, beginning of period   41.4        20.4
					       ------      ------
Cash and cash equivalents, end of period        $11.6        $8.4
					       ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's operating income after tax was $20.6 million for the quarter ended September 30, 1994, compared with $21.5 million for the same period last year. For the nine months ended September 30, 1994, consolidated operating income after tax was $58.0 million, compared with $60.6 million for the same period last year. Operating income excludes gains on the sale of investments. The combined ratio increased to 105% for the current quarter versus 103% for the similar period in 1993. For the nine months ended September 30, 1994, the combined ratio remained the same as in the same period last year at 102%.

Earned premium declined from $232.5 million for the nine months ended September 30, 1994, to $207.7 million for the same period of the current year. For the quarter ended September 30, 1994, earned premium declined to $70.4 million from $71.6 million for the same period last year. These declines are due to the following factors:

1. Policies written with high deductible limits on losses in our workers compensation line of business are up compared to 1993;

2. Assumed reinsurance premiums from mandated assigned-risk-type pools are down compared with 1993;

3. Premiums ceded to reinsurers are up compared with 1993 from the purchase of facultative reinsurance for liability exposure on large wrap-up programs and lower retention levels at the Great Central subsidiary.

Loss and loss adjustment expenses decreased to $49.5 million for the third quarter of 1994 from $52.1 million for the same period in 1993. For the nine months ended September 30, 1994, loss and loss adjustment expenses decreased to $149.0 million from $169.8 million for the same period in 1993. The Company's loss ratio was relatively consistent with 72% for the current quarter and 73% for the nine months ended September 30, 1994, compared with 75% for both the third quarter of 1993 and for the nine months ended September 30, 1993.

Net investment income increased slightly to $28.2 million for the third quarter of 1994 from $27.7 million for the third quarter 1993. For the nine months ended September 30, 1994, net investment income was $83.3 million compared with $83.7 million for the same period in 1993.

Underwriting expenses totalled $18.1 million for the third quarter of 1994, compared with $18.7 million for the similar period in 1993. For the nine months ended September 30, 1994, underwriting expenses were $54.9 million compared with $59.3 million for the same period in 1993.

Policyholder dividend expense was $1.7 million in the third quarter of 1994 versus $2.1 million for the third quarter of 1993. For the nine months ended September 30, 1994, policyholder dividend expense was $4.8 million compared with $5.6 million for the same period in 1993.

Gains on sales of investments were $0.4 million for the current quarter, the same as for the third quarter in 1993. For the nine months ended September 30, 1994, gains on sales of investments were $2.3 million compared with $1.2 million for the same period in 1993. We cannot anticipate when or if similar gains may occur in the future.

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


Argonaut Group, Inc.
(Registrant)



/s/ Charles E. Rinsch
- - ----------------------
Charles E. Rinsch
President (principal executive officer)


/s/ James B Halliday
- - ---------------------
James B Halliday
Vice President and Treasurer
(principal financial and accounting officer)


October 28, 1994

EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.         Description
- - --------    ----------------

   27        Financial Data Schedule for 9/30/94 Form 10-Q.