Form 10-Q/A
period 1994-09-30
ARGONAUT GROUP INC
filed 1994-11-07
CIK 800082

AMENDMENT NO. 1

	   SECURITIES AND EXCHANGE COMMISSION
		 Washington, DC  20549


		      FORM 10-Q/A


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


Page 1 of 3 Pages

THIS AMENDS THE CONSOLIDATED STATEMENTS OF INCOME ORIGINALLY FILED ON OCTOBER 31, 1994.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(unaudited)



					For the Quarter    For the Nine Months
				     Ended September 30,   Ended September 30,
					 1994       1993       1994       1993
				       ------     ------     ------     ------
Premiums and other revenue:
   Premiums, net                        $70.4      $71.6     $207.7     $232.5
   Net investment income                 28.2       27.7       83.3       83.7
   Gains on sales of investments          0.4        1.6        2.7        2.8
				       ------     ------     ------     ------
Total Revenue                            99.0      100.9      293.7      319.0
				       ------     ------     ------     ------
Expenses:
   Losses and loss adjustment expenses   49.5       52.1      149.0      169.8
   Underwriting, acquisition,
      and insurance expenses             18.1       18.7       54.9       59.3
   Amortization of cost in excess of
      net assets purchased                0.7        0.7        2.1        2.1
   Policyholder dividends                 1.7        2.1        4.8        5.6
				       ------     ------     ------     ------
Total Expenses                           70.0       73.6      210.8      236.8
				       ------     ------     ------     ------

Income before income taxes               29.0       27.3       82.9       82.2
Provision for income taxes                8.2        4.9       23.2       19.8
				       ------     ------     ------     ------
Net Income                              $20.8      $22.4      $59.7      $62.4
				       ======     ======     ======     ======

Income Per Common Share:                $0.81      $0.87      $2.33      $2.44
				       ======     ======     ======     ======

Weighted Average Common Shares     25,609,335 25,644,842 25,655,154 25,623,822
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


November 4, 1994