Form 10-K405
period 1994-12-31
ARGONAUT GROUP INC
filed 1995-03-17
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
                                  Annual Report

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 1994     Commission File No. 0-14950

                              ARGONAUT GROUP, INC.
               (Exact name of registrant as specified in its charter)

              Delaware                                95-4057601
   (State or other jurisdiction of       (IRS employer identification number)
    incorporation of organization)

1800 Avenue of the Stars, Suite 1175, Los Angeles, California       90067-6045
     (Address of principal executive offices)                       (Zip Code)

                                   310.553.0561
                  (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.10 Par Value
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [   X   ]   No  [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K.        [  X  ]

As of February 28, 1995, registrant had 24,930,388 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on February 28, 1995 of such stock on the National Association of Securities Dealers, Inc. Automated Quotation System) was approximately $767 million.


                         DOCUMENTS INCORPORATED BY REFERENCE:

Part II: Excerpts from Annual Report to Shareholders for the Year Ended December 31, 1994

Part III: Excerpts from Proxy Statement for the 1995 Annual Meeting of Shareholders

Argonaut Group, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 1994


TABLE OF CONTENTS

                                                                          Page
PART I

Item  1.  Business                                                          2
Item  2.  Properties                                                       10
Item  3.  Legal Proceedings                                                10
Item  4.  Submission of Matters to a Vote of Security Holders              10

PART II

Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                         10
Item  6.  Selected Financial Data                                          11
Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11
Item  8.  Financial Statements and Supplementary Data                      11
Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         11

PART III

Item 10.  Directors and Executive Officers of the Registrant               11
Item 11.  Executive Compensation                                           11
Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                              12
Item 13.  Certain Relationships and Related Transactions                   12

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  12

PART I

Item 1.   BUSINESS

INTRODUCTION

Argonaut Group, Inc. ("Argonaut Group") is a holding company whose subsidiaries are primarily engaged in the selling, underwriting, and servicing of workers compensation and other lines of property-casualty insurance. Workers compensation accounted for 86% of premiums in 1994. See "Item 6. Selected Financial Data" for certain financial information regarding industry segments in which the Company operates. Argonaut Group was incorporated in Delaware and was a wholly-owned subsidiary of Teledyne, Inc. ("Teledyne") until 1986, when Teledyne distributed to its shareholders all of the outstanding shares of common stock of Argonaut Group. Argonaut Group's executive offices are located at 1800 Avenue of the Stars, Suite 1175, Los Angeles, California 90067, telephone
310.553.0561. The term "the Company" refers to Argonaut Group and all its subsidiaries.

Argonaut Insurance Company ("Argonaut Insurance"), Argonaut Group's larger insurance subsidiary, was established in California in 1948. Workers compensation is the primary line of insurance written by Argonaut Insurance and its subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance and these subsidiaries also write complementary lines of commercial insurance for their clients, primarily consisting of general and automobile liability.

Great Central Insurance Company ("Great Central") is Argonaut Group's other principal insurance subsidiary. Established in Illinois in 1948, Great Central specializes in providing commercial multiple peril insurance for certain classes of insureds. Argonaut Insurance is Great Central's immediate parent.

AGI Properties, Inc. ("AGI Properties"), a non-insurance company, owns and leases certain real properties. AGI Properties was incorporated in California in 1970. Argonaut Insurance is AGI Properties' immediate parent.

PRODUCTS

The Company has two primary product lines: workers compensation insurance and other property-casualty insurance. Incorporated herein by reference is the information appearing as "Note 9 - Business Segments" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

WORKERS COMPENSATION

Workers compensation insurance is a statutory system which provides for compensation of a policyholder's employees and their dependents for injuries (other than self-inflicted wounds) arising out of or suffered in the course of the employee's employment, even though the injuries may have resulted from the negligence or
wrongful conduct of the employee himself or any other person.   Workers
compensation insurance is sold primarily by Argonaut Insurance. Premiums for this line of business were $240.2 million, $280.0 million, and $289.6 million, in 1994, 1993, and 1992, respectively.

OTHER PROPERTY-CASUALTY INSURANCE

This product includes general and automobile liability, commercial multiple-peril, and various other insurance coverages.

Argonaut Insurance offers general and automobile liability and other insurance to commercial clients in conjunction with workers compensation insurance. Liability insurance compensates third parties for damages resulting from the actions of the insured.

Commercial multiple-peril insurance, Great Central's primary product, is a composite product designed for the small-to-medium sized business which needs basic insurance coverage and simple insurance administration. Commercial multiple-peril policies generally cover property, plant, inventory, general liability, and associated coverages. Premiums for these product lines were $39.5 million, $35.4 million, and $38.8 million, in 1994, 1993, and 1992, respectively.

CEDED REINSURANCE

The Company's policy regarding reinsurance is based upon the capitalization of the subsidiaries. The goal is to limit the exposure to surplus from losses resulting from catastrophes and large or unusually hazardous risks.

As is the case with direct premiums written, premium revenue on reinsurance contracts is recognized ratably over the period to which the premium relates.

Argonaut Insurance's limit of retention on its primary reinsurance treaty is $2 million. Great Central's limit of retention on its primary reinsurance treaty is $300,000.

Incorporated herein by reference is the information appearing as "Note 3 - Reinsurance" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

COMPETITION

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best, a leading insurance industry rating and analysis firm, there are about 2,300 property-casualty insurance companies operating in the United States, with the 200 largest companies writing about 80% of the industry's premiums.

The Company's principal competitors cannot be easily classified. The Company's principal lines of business are written by numerous insurance companies. Competition for any one account may come from a very large national firm or a smaller regional company selling either directly or through agents and brokers. For the Company's principal line of business, workers compensation, additional competition comes from state workers compensation funds.

REGULATION

On November 8, 1988, California voters passed an initiative known as Proposition
103. The Proposition, in part, provides for a roll-back of rates for certain lines of business (excluding workers compensation) to 20% below rate levels of November 8, 1987. The new California Insurance Commissioner has requested that the Company meet with the Insurance Department to resolve what liability, if any, it has under Proposition 103. While we have agreed to do so, management believes that the Company is in compliance with such roll-back requirements, and that any potential contingent liability would be immaterial. Therefore, there is no provision in the accompanying financial statements for any liability or loss related to Proposition 103.

Beginning in 1994, the Company's insurance subsidiaries are subject to the Risk-Based Capital (RBC) for Insurers Model Act. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks. The RBC for Insurers Model Act provides for four levels of regulatory authority: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. These four levels of authority provide for ever increasing regulatory remedies for companies that fail to comply with the RBC for Insurers Model Act.

As of December 31, 1994, preliminary calculations show that the Company's insurance subsidiaries RBC coverage far exceeds the minimum required.

The Company's insurance subsidiaries are members of the statutorily created insolvency guarantee associations in all states where they are authorized to transact business. These associations were formed for the purpose of paying claims of insolvent companies. The Company is assessed its pro rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. The Company does not believe that assessments on current insolvencies will have a material effect on its financial condition or results of operations.

The Company has no policyholder dividend restrictions.

Under the provisions of the California Insurance Code, there is a maximum amount of shareholder dividends which can be paid without prior approval of the Insurance Commissioner. Under these provisions, as of December 31, 1994, Argonaut Insurance could pay to Argonaut Group a maximum dividend of $57.6 million without the Insurance Commissioner's approval.

MARKETING

Argonaut Insurance and Great Central Insurance operate in substantially different markets.

Argonaut Insurance is licensed to write insurance in 50 states and the District of Columbia. Its products are distributed primarily through agents and brokers. Argonaut Insurance's target markets are companies whose workers compensation needs will result in annual premiums of between $250,000 and $5 million and classes of insurance which require specialized knowledge to (a) underwrite prudently and (b) control losses through cooperative efforts to enhance the safety of the workplace. These classes include (a) contractors, (b) wholesalers, retailers, light manufacturers and service firms, and (c) clients who use self-insurance plans to meet some or all of their insurance needs.

Argonaut Insurance's primary line of business, workers compensation insurance, accounts for 91% of its premiums (81% of total consolidated premiums). These policies are written on a retrospectively rated basis. Argonaut Insurance's risk regarding inadequate price levels is mitigated to a certain extent as the insured will have to pay additional premiums (or will be refunded premiums) based upon their actual loss experience.

Great Central is authorized to operate in 33 states and considers itself to be a specialty company with a defined target market. Great Central's dominant product is commercial multiple-peril. Great Central's policies are marketed through agents.

Neither Argonaut Insurance nor Great Central market any of their policies through managing general agents.

RUN OFF LINES

Incorporated herein by reference is the information appearing as "Note 12 - Run Off Lines" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Loss ratios for the run off line of business are not meaningful as there are no premiums associated with this line of business.

INVESTMENTS

The Company's investment portfolio continues to emphasize high quality fixed income investments. As a percentage of the total investment portfolio, U.S. Treasury securities continue to comprise the majority of the Company's holdings. Obligations of states and political subdivisions have decreased from 1993 as a result of maturities and sales. The proceeds from these maturities and sales were re-invested in high quality non-redemptive preferred stocks. Corporate securities continue to decrease as a result of maturities.

The Company's investment policy is to invest only in investment-grade securities. We do not invest in high-yield or so called "junk bonds". We have no derivatives, speculative real estate, or mortgage obligations.

Incorporated herein by reference is the information appearing as "Note 2 - Investments" and "Note 7 - Net Investment Income" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Incorporated herein by reference is the information appearing as "Note 4 - Reserves for Losses and Loss Adjustment Expenses" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Reserves for environmental claims were $23.4 million and $32.8 million at December 31, 1994 and 1993, respectively.

The following tables indicate the manner in which reserves for losses and loss adjustment expenses at the end of a particular year change as time passes. The first table presented is net of the effects of reinsurance. The second table presented includes only amounts related to direct insurance. Reserves for losses and loss adjustment expenses and cumulative paid amounts on direct insurance are not available prior to 1989; therefore, the second table reflects only the past 6 years development.

The first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 1994.

Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.


Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)

- -----------------------------------------------------------------------------------------------------------------------
                    1985      1986      1987      1988      1989      1990      1991      1992      1993      1994
- -----------------------------------------------------------------------------------------------------------------------
Reserves for Losses
   and LAE (a)      $1,290.5  $1,311.9  $1,303.6  $1,309.6  $1,337.0  $1,348.5  $1,287.8  $1,201.9  $1,107.6  $ 1,011.4
Cumulative Amount
     Paid as of: (b)
One year later         241.6     240.3     227.0     220.7     260.0     313.1     307.3     276.9     259.9
Two years later        431.9     413.1     382.3     384.4     464.9     537.5     525.8     489.2
Three years later      569.3     529.8     505.8     519.1     603.2     698.5     697.6
Four years later       660.1     626.3     605.0     613.0     704.4     835.7
Five years later       737.9     700.9     678.6     680.8     801.7
Six years later        798.0     765.2     734.8     752.2
Seven years later      859.3     811.2     793.1
Eight years later      905.8     859.7
Nine years later       948.6

Reserves Reestimated
     as of:
One year later       1,346.9   1,338.0   1,316.0   1,289.1   1,317.2   1,358.3   1,285.2   1,197.1   1,086.8
Two years later      1,404.7   1,354.7   1,287.9   1,262.5   1,284.7   1,356.9   1,311.9   1,202.0
Three years later    1,412.1   1,317.9   1,277.1   1,195.5   1,261.3   1,381.9   1,315.9
Four years later     1,379.2   1,319.3   1,209.4   1,175.9   1,282.9   1,374.1
Five years later     1,379.0   1,250.6   1,196.8   1,176.4   1,257.5
Six years later      1,307.6   1,249.2   1,191.2   1,153.0
Seven years later    1,318.1   1,232.7   1,163.7
Eight years later    1,301.7   1,206.0
Nine years later     1,274.9
Cumulative (Deficiency)
     Redundancy:       $15.6    $105.9    $139.9    $156.6     $79.5    ($25.6)   ($28.1)    ($0.1)    $20.8


(a) Reserves for Losses and LAE, net of reserves for reinsurance
(b) Cumulative amount paid, net of reinsurance payments

Page 7


Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)

- ----------------------------------------------------------------------------------------------------------------------
                    1985      1986      1987      1988      1989      1990      1991      1992      1993      1994
- ----------------------------------------------------------------------------------------------------------------------
Reserves for Losses
   and LAE (a)      NA        NA        NA        NA        $1,587.4  $1,561.8  $1,494.4  $1,390.9  $1,284.1  $1,196.3
Cumulative Amount
     Paid as of: (b)
One year later      NA        NA        NA        NA           509.2     384.7     355.7     325.6     288.3
Two years later     NA        NA        NA        NA           770.5     656.2     621.6     564.4
Three years later   NA        NA        NA        NA           954.4     862.6     818.2
Four years later    NA        NA        NA        NA         1,097.1   1,023.5
Five years later    NA        NA        NA        NA         1,216.7
Six years later     NA        NA        NA        NA
Seven years later   NA        NA        NA
Eight years later   NA        NA
Nine years later    NA

Reserves Reestimated
     as of:
One year later      NA        NA        NA        NA         1,770.2   1,619.3  1,512.6   1,414.2   1,291.7
Two years later     NA        NA        NA        NA         1,764.0   1,645.8  1,570.2   1,448.8
Three years later   NA        NA        NA        NA         1,772.2   1,702.3  1,603.7
Four years later    NA        NA        NA        NA         1,829.1   1,719.7
Five years later    NA        NA        NA        NA         1,820.3
Six years later     NA        NA        NA        NA
Seven years later   NA        NA        NA
Eight years later   NA        NA
Nine years later    NA
Cumulative (Deficiency)
     Redundancy:    NA        NA        NA        NA         ($232.9)  ($157.9) ($109.3)   ($57.9)    ($7.6)


(a) Reserves for Losses and LAE, excluding effects of reinsurance
(b) Cumulative amount paid, excluding effects of reinsurance
NA: Not available

Page 8

CAPITAL ADEQUACY

Several measures of capital adequacy are common in the property-casualty industry. The two most often used are (a) premium-to-surplus (which measures pressures on capital from inadequate pricing) and, (b) reserves-to-surplus (which measures pressure on capital from inadequate loss and loss adjustment expense reserves).

The following table shows the consolidated premium-to-surplus and reserves-to-surplus ratios of the Company's insurance subsidiaries (on a statutory basis).

                               Year Ended December 31,
                         ------------------------------
                           1994      1993      1992
                          -----     -----     -----
Ratio of:
Premium-to-surplus         0.4       0.5       0.5
                          ====      ====      ====

Reserves-to-surplus        1.6       1.9       2.3
                          ====       ====      ====

The Company believes that  its 1994 capital ratios are satisfactory.


RATINGS

The Company's insurance subsidiaries are rated annually by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. Argonaut Insurance and its pooled subsidiaries were awarded an "A+" (Superior) rating in 1994 and 1993. An "A+" rating is the second highest rating A.M. Best awards. Great Central is rated separately and was awarded an "A-" (Excellent) rating in both 1994 and 1993. "A-" is the fourth highest of A.M. Best's ratings.

During 1994, Standard & Poor's assigned its "AA+" rating to the claims-paying ability of Argonaut Insurance and its pooled subsidiaries.

EMPLOYEES

At December 31, 1994, the Company employed 631 full-time employees. Of this total, Argonaut Insurance employed 523 people (389 professional managerial and 134 clerical/operational). Great Central employed 94 people (56 professional
managerial and 38 clerical/operational).   Argonaut Group employed 14 people (11
professional managerial and 3 clerical/operational).   The Company is not a
party to any collective bargaining agreements.

Item 2.   PROPERTIES

Argonaut Insurance's headquarters are located in a facility which consists of an office building on approximately two acres of land in Menlo Park, California. Great Central's headquarters are located in a facility in Peoria, Illinois. Argonaut Insurance and Great Central own the buildings in which their headquarters are located. In addition, the Company has entered into short term leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs.

Item 3    LEGAL PROCEEDINGS

The insurance subsidiaries of Argonaut Insurance are parties to various legal proceedings which are considered routine and incidental to their business and are not material to the Company's financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 1994.

Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market and is included in the NASDAQ National Market System. The closing price on February 28, 1995 was $30.750 per share. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1994, is incorporated herein by reference. See Exhibit Index.

HOLDERS OF COMMON STOCK

The number of holders of record of the Company's Common Stock as of February 28, 1995 was 10,291.

DIVIDENDS

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1994 and in "Note 6 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements of the Annual Report, is incorporated herein by reference. See Exhibit Index.

Item 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1994, is incorporated herein by reference. See Exhibit Index.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1994, is incorporated herein by reference. See Exhibit Index.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants and consolidated financial statements and related notes of Argonaut Group, Inc. and subsidiaries listed on the index to financial statements set forth in Item 14(a)1 of this Form 10-K Report are incorporated herein by reference to the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1994.

The Company does not identify each asset with any one line of business and any such allocation would be arbitrary.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the captions "Election of Directors", "Executive Officers", and "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 1995.

Item 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers", "Indemnity Agreements", "Pension Plan", and "Compensation of Directors" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 1995.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 1995.

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS ON FORM 8-K

(a)1.     Financial Statements

          Selected Financial Data

          Report of Independent Public Accountants

          Consolidated Balance Sheets  -  December 31, 1994 and 1993

          Consolidated Statements of Income
          For the Years Ended December 31, 1994, 1993, and 1992

          Consolidated Statements of Shareholders' Equity
          For the Years Ended December 31, 1994, 1993, and 1992

          Consolidated Statements of Cash Flows
          For the Year Ended December 31, 1994, 1993, and 1992

          Notes to Consolidated Financial Statements

          Quarterly Financial Data (Unaudited)

          Common Stock Market Prices (Unaudited)

          Management's Discussion and Analysis of Results of Operations and Financial Condition

(a)2.     Financial Statement Schedules

          Report of Independent Public Accountants on Schedules

          Schedule I - Condensed Financial Information of Registrant December 31, 1994 and 1993

          Schedule V - Supplementary Insurance Information
          December 31, 1994, 1993, and 1992

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required, or the information called for therein appears in response to the items of Form 10-K or in the financial statements or notes thereto.


(a)3.     Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

2. Information Statement of Registrant (incorporated by reference to the Exhibit 2 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

3.1 Certificate of Incorporation of Registrant (incorporated by reference to the Exhibit 3.1 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

3.2 Bylaws of the Registrant (incorporated by reference to the Exhibit 3.2 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.1 Argonaut Group, Inc. 1986 Stock Option Plan (incorporated by reference to the Exhibit 10.1 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.2 Argonaut Group, Inc. Retirement Plan (incorporated by reference to the
     Exhibit 10.2 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.3 Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.4 1986 Stock Option Plan, as amended (incorporated by reference to the Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 13, 1987).

10.5 401(k) Retirement Savings Plan (incorporated by reference to the Exhibit
     10.4 to the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

10.6 Employee Stock Investment Plan (incorporated by reference to the Exhibit
     4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 10, 1989).

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1994:

     a)   Selected Financial Data
     b)   Financial Statements
     c)   Common Stock Market Prices
     d)   Management's Discussion and Analysis of
               Results of Operations and Financial Condition

21. Subsidiaries of Registrant (incorporated by reference to the Exhibit 21 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

23.  Consent of Independent Public Accountants

27.  Financial Data Schedule for December 31, 1994 Form 10-K

28P. Combined Statutory Schedule P of Argonaut Insurance Company and Great Central Insurance Company


(b)  Reports on Form 8-K

There were no Reports filed on Form 8-K for the quarter ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARGONAUT GROUP, INC.

                                             By  /s/  Charles E. Rinsch
                                             --------------------------
                                             Charles E. Rinsch
                                             President

Date:  March 17, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date
- ---------                    -----                              ----

/s/ Charles E. Rinsch        President, Chief Executive         March 17, 1995
- ----------------------         Officer, and Director
Charles E. Rinsch


/s/ James B Halliday         Vice President, Secretary,         March 17, 1995
- ----------------------         and Treasurer (principal
James B Halliday               financial and accounting
                               officer)


/s/ George A. Roberts        Director                           March 17, 1995
- ----------------------
George A. Roberts


/s/ Henry E. Singleton       Director                           March 17, 1995
- ----------------------
Henry E. Singleton

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 5, 1995. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





                                                  ARTHUR ANDERSEN LLP


San Francisco, California
January 5, 1995

ARGONAUT GROUP, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
($ in millions)

BALANCE SHEET                                    December 31,
                                               1994      1993
                                             ------    ------
Assets
     Short-term investments                  $  -      $  9.8
     Cash & cash equivalents                    0.6       4.7
     Investment in subsidiary                 609.0     556.0
     Cost in excess of net assets purchased    46.6      49.4
     Deferred Federal income taxes receivable  87.6     105.6
     Due from/to subsidiaries                 (10.5)      3.7
     Other assets                              10.5       2.5
                                             ------    ------
                                             $743.8    $731.7
                                             ======    ======

Liabilities & Shareholders' Equity
     Income taxes payable (receivable)       $ (1.8)   $ (3.2)
     Other liabilities                           -        5.3
     Shareholders' equity                     745.6     729.6
                                             ------    ------
                                             $743.8    $731.7
                                             ======    ======

STATEMENT OF OPERATIONS                    For The Year Ended December 31,
                                               1994      1993      1992
                                             ------    ------    ------
Revenues                                     $  3.2    $  3.1    $  3.2

Expenses:
     Amortization of cost in excess
       of net assets                            2.8       2.8       2.8
     Other expenses                             4.1       7.7       3.2
                                             ------    ------    ------
Loss before tax and undistributed earnings     (3.7)     (7.4)     (2.8)
Provision for income taxes                     14.8      (0.8)      5.7
                                             ------    ------    ------
Net loss before equity in earnings
     of subsidiary                            (18.5)     (6.6)     (8.5)
Equity in earnings of subsidiary               95.2      95.7      94.8
                                             ------    ------    ------
Income before cumulative effect of change
     in accounting for income taxes            76.7      89.1      86.3
Cumulative effect of change in accounting
     for income taxes                            -         -       61.8
                                             ------    ------    ------
Net Income                                   $ 76.7    $ 89.1    $148.1
                                             ======    ======    ======

ARGONAUT GROUP, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
($ in millions)

STATEMENT OF CASH FLOWS                    For The Year Ended December 31,
                                               1994      1993      1992
                                             ------    ------    ------
Cash flows from operating activities:
     Net income                              $ 76.7    $ 89.1    $148.1
     Adjustments to reconcile net income to
          net cash provided by operations:
          Cumulative effect of change in
               accounting for income taxes       -         -      (61.8)
          Amortization                          2.8       2.8       2.8
          Earnings in subsidiary              (95.2)    (95.7)    (94.8)
          Dividend from subsidiary             31.6      31.5      31.5
          Decrease in deferred Federal
               income taxes receivable         18.0       7.7       5.7
          Decrease (increase) in due from/
               to subsidiaries                 14.2      (2.5)     (0.2)
          Decrease in income taxes payable      1.4      (8.1)     (0.8)
          Other, net                          (13.1)      6.9      (0.2)
                                             ------    ------    ------
                                               36.4      31.7      30.3
                                             ------    ------    ------
Cash flows from investing activities:
     Decrease (increase) in short-term
          investments                           9.8      (9.8)       -
                                             ------    ------    ------
                                                9.8      (9.8)       -
                                             ------    ------    ------
Cash flows from financing activities:
     Repurchase of common stock               (21.9)       -      (24.5)
     Payment of cash dividend                 (28.7)    (24.6)    (20.8)
     Exercise of stock options                  0.3       1.1       0.5
                                             ------    ------    ------
                                              (50.3)    (23.5)    (44.8)
                                             ------    ------    ------
Increase (decrease) in cash &
     cash equivalents                          (4.1)     (1.6)    (14.5)
Cash & cash equivalents, beginning of period    4.7       6.3      20.8
                                             ------    ------    ------
Cash & cash equivalents, end of period       $  0.6    $  4.7    $  6.3
                                             ======    ======    ======

ARGONAUT GROUP, INC.
SCHEDULE V
SUPPLEMENTARY INSURANCE INFORMATION
Years Ended December 31, 1994, 1993, and 1992
($ in millions)

                                                          Net                 Amortization
                        Future           Other   Premium   Invest.   Loss      (Defer'l)    Other      Premiums
               DPAC     Benefits  UPR    Pay.    Revenue   Income    & LAE     DPAC         Insur Exp  Written
Segment        (a)      (b)       (c)     (d)    (e)       (f)(1)    (g)       (h)          (i)(2)     (j)
- -----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994
Workers Comp   2.6      822.9     54.3    -      240.2     61.4      167.9     (2.3)        62.4       213.1
All Other      1.0      373.4     19.2    -       39.5     27.8       39.3      0.5         11.7        35.8
Unallocable     -          -        -     -       21.5       -          -        -            -           -
               ---    -------     ----   ---     -----    -----      -----     -----        ----       -----
               3.6    1,196.3     73.5    -      279.7    110.7      207.2     (1.8)        74.1       248.9
               ===    =======     ====   ===     =====    =====      =====     =====        ====       =====

Year Ended December 31, 1993
Workers Comp   0.3     856.1      57.9    -      280.0    64.6       212.4       -          68.4       247.8
All Other      1.5     428.0      19.9    -       35.4    32.3        16.8      0.1         13.2        36.5
Unallocable     -         -         -     -         -     21.2          -        -            -           -
               ---    -------     ----   ---     -----   -----       -----     -----        ----       -----
               1.8    1,284.1     77.8    -      315.4   118.1       229.2      0.1         81.6       284.3
               ===    =======     ====   ===     =====   =====       =====     =====        ====       =====

Year Ended December 31, 1992
Workers Comp   0.3      894.7     56.5     -     289.6    61.7       259.6     (0.1)        55.9       276.6
All Other      1.6      496.2     22.1     -      38.8    32.9        15.7       -          16.1        46.0
Unallocable     -          -        -      -        -     28.6          -        -            -          -
               ---    -------     ----    ---    -----   -----       ------    -----        ----       -----
               1.9    1,390.9     78.6     -     328.4   123.2       275.3     (0.1)        72.0       322.6
               ===    =======     ====    ===    =====   =====       =====     =====        ====       =====

(a)  Deferred Policy Acquisition Costs
(b)  Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)  Unearned Premiums
(d)  Other Policy Claims and Benefits Payable
(e)  Premium Revenue
(f)   Net Investment Income
(g)  Benefits, Claims, and Claim Adjustment Expenses
(h)  Amortization of Deferred Policy Acquisition Costs
(i)  Other Insurance Expenses
(j)  Premiums Written

(1) Net investment income allocated based upon each segment's share of investable funds
(2) Other insurance expenses allocated based on specific identification, where possible, and related activities.