Form 10-Q
period 1995-03-31
ARGONAUT GROUP INC
filed 1995-05-10
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-Q


        Quarterly Report Under Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934



    For the Period Ended March 31, 1995   Commission file number 0-14950



                            Argonaut Group, Inc.
            (Exact name of registrant as specified in its charter)



              Delaware                              95-4057601
 (State or other jurisdiction of       (I.R.S. employer identification number)
  incorporation or organization)


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

Yes   X     No
     ---       ---


As of April 28,1995 there were outstanding 24,215,424 shares of common stock, par value $.10 per share, of the registrant.

ARGONAUT GROUP, INC.
TABLE OF CONTENTS

Page

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

                                                                         Page
                                                                         ----
Consolidated Balance Sheets
   March 31, 1995 and December 31, 1994.....................................4

Consolidated Statements of Income
   Three Months Ended March 31, 1995 and 1994...............................5

Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1995 and 1994...............................6


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations:

First Quarter Ended March 31, 1995 and 1994.................................7


Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K...................................8

Signatures..................................................................9

Exhibit Index..............................................................10

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 1995, and the related consol-idated statements of income for the three-month periods ended March 31, 1995 and 1994 and the statements of cash flows for the three-month periods ended March 31, 1995 and 1994 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

For a description of accounting policies, see notes to financial statements in the Annual Report or the Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In million except per share amounts)


                                            March 31, 1995   December 31, 1994
                                               (unaudited)           (audited)
ASSETS

Investments:
  Fixed maturities,
    available for sale, at market                 $1,259.1            $1,270.7
    (cost:  1995 - $1,253.7;  1994 - $1,289.5)
  Equity securities,
    available for sale, at market                    224.5               183.9
    (cost:  1995 - $136.0;  1994 - $101.5)
  Short-term investments                               0.2                35.2
  Securities in transit                                0.2                (5.0)
                                                  --------            --------
                                                   1,484.0             1,484.8
Cash and cash equivalents                              7.9                29.2
Accrued investment income                             31.0                29.6
Receivables:
  Reinsurance                                        233.8               235.4
  Agents' balances                                    68.4                75.1
  Accrued retrospective premiums                     111.6               110.0
Cost in excess of net assets purchased                45.9                46.6
Unearned premiums on ceded reinsurance                 5.2                 3.4
Deferred Federal income taxes receivable              53.8                66.0
Other assets                                          13.0                13.5
                                                  --------            --------
                                                  $2,054.6            $2,093.6
                                                  ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
   loss adjustment expenses                       $1,174.4            $1,196.3
Unearned premiums                                     56.5                73.5
Accrued policyholder dividends                         2.5                 0.3
Income taxes payable (receivable)                      0.5                (2.1)
Other liabilities                                     72.1                80.0
                                                  --------            --------
                                                   1,306.0             1,348.0
                                                  --------            --------
Shareholders' equity:
  Common stock - $.10 par, 35,000,000 shares
    authorized, 24,215,429 and 24,928,246
    shares issued and outstanding at March 31,
    1995 and December 31, 1994, respectively           2.4                 2.5
  Additional paid-in capital                          97.9               100.6
  Retained earnings                                  583.0               595.5
  Net unrealized appreciation on securities           65.3                47.0
                                                  --------            --------
                                                     748.6               745.6
                                                  --------            --------
                                                  $2,054.6            $2,093.6
                                                  ========            ========

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share amounts)
(unaudited)



                                                 For the Quarter Ended
                                                             March 31,
                                                     1995         1994
                                                   ------       ------
Premiums and other revenue:
 Premiums, net                                      $55.2        $67.2
 Net investment income                               25.9         27.4
 Gains (losses) on sales of investments              (0.1)         1.5
                                                   ------       ------
Total Revenue                                        81.0         96.1
                                                   ------       ------

Expenses:
 Losses and loss adjustment expenses                 48.5         52.0
 Underwriting, acquisition, and
    insurance expenses                               15.9         17.9
 Amortization of cost in excess
    of net assets purchased                           0.7          0.7
 Policyholder dividends                              (0.9)         1.6
                                                   ------       ------
Total Expenses                                       64.2         72.2
                                                   ------       ------

Income before income taxes                           16.8         23.9
Income tax provision                                  3.0          6.5
                                                   ------       ------
Net Income                                          $13.8        $17.4
                                                   ======       ======

Income Per Common Share                             $0.56        $0.68
                                                   ======       ======

Weighted Average Common Shares                 24,665,572   25,676,295
                                               ==========   ==========

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In millions)
(unaudited)


                                                                   For the
                                                              Three Months
                                                           Ended March 31,
                                                          1995        1994
                                                        ------      ------
Cash flows from operating activities:
 Net income                                              $13.8       $17.4

 Adjustments to reconcile net income to
  net cash provided by operations:
  Amortization and depreciation                            2.5         1.2
  Increase in accrued investment income                   (1.4)       (1.1)
  Decrease (increase) in reinsurance receivables           1.6        (5.5)
  Decrease  in agents' balances                            6.7        13.2
  Increase  in accrued retrospective premiums             (1.6)      (11.7)
  Increase in unearned premiums on ceded reinsurance      (1.8)       (1.6)
  Decrease in deferred Federal income taxes receivable     0.2         5.6
  Decrease in reserves for losses and
    loss adjustment expense                              (21.9)      (35.7)
  Increase (decrease) in unearned premiums               (17.0)       12.2
  Increase (decrease) in accrued
    policyholder dividends                                 2.2        (3.5)
  Increase in income taxes payable (receivable)            2.6         0.7
  Other, net                                              (7.7)        8.9
                                                        ------      ------
                                                         (21.8)        0.1
                                                        ------      ------
Cash flows from investing activities:
  Sales of fixed maturity investments                     30.7         6.1
  Maturies and mandatory calls of fixed maturities         3.6        41.9
  Purchases of fixed maturity investments                   -        (38.0)
  Purchases of equity securities                         (34.5)         -
  Decrease (increase) in short-term investments           35.0        (6.8)
  Other, net                                              (5.2)        5.4
                                                        ------      ------
                                                          29.6         8.6
                                                        ------      ------
Cash flows from financing activities:
  Repurchase of common stock                             (21.9)         -
  Payment of cash dividend                                (7.2)       (6.4)
  Exercise of stock options                                 -          0.1
                                                        ------      ------
                                                         (29.1)       (6.3)
                                                        ------      ------

Increase (decrease) in cash and cash equivalent          (21.3)        2.4
Cash and cash equivalents, beginning of period            29.2        41.4
                                                        ------      ------
Cash and cash equivalents, end of period                  $7.9       $43.8
                                                        ======      ======

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's operating income after tax was $13.8 million for the quarter ended March 31, 1995, compared with $16.4 million for the same period last year. Operating income excludes gains on the sale of investments. The combined ratio increased to 119% for the current quarter versus 107% for the similar period in 1994.

Both written and earned premiums are down significantly from the first quarter of 1994. Net written premiums were $44.8 million for the first quarter of 1995, compared with $66.4 million last year. Earned premiums were $55.2 million in the current quarter, compared with $67.2 million for the first quarter of 1994. This decline is due in part to the following factors:

* Loss experience on recent policy years for Workers Compensation continues to develop more favorably than anticipated, increasing the amount of premium returned to policyholders under retrospectively rated policies.

* Workers Compensation premiums in California were subject to rate decreases of 29% during 1994.

* An increasing number of Workers Compensation policies are being written with large deductible provisions, reducing premium, but also reducing exposure to losses.

Net income before tax for the current quarter includes a charge of $6.0 million for adverse development of losses from general liability policies written in prior years, compared with $3.5 million of similar development for general liability in the first quarter of 1994. The first quarter of 1994 included
$3 million of favorable loss development from lines of business which are being run off and are no longer being written. There was no similar favorable loss development for the runoff lines in the first quarter of 1995. The amount of future additional favorable or unfavorable development in these runoff lines, if any, cannot be anticipated.

Loss and loss adjustment expenses decreased to $48.5 million for the first quarter of 1995 from $52.0 million for the same period in 1994. The Company's loss ratio increased to 86% for the current quarter compared with 79% for the first quarter of 1994.

Net investment income decreased slightly to $25.9 million for the first quarter of 1995 from $27.4 million for the first quarter in 1994.

Underwriting expenses totalled $15.9 million for the first quarter of 1995, compared with $17.9 million for the similar period in 1994.

Policyholder dividend expense (recapture) was $(0.9) million in the first quarter of 1995 versus $1.6 million for the first quarter of 1994.

Losses on sales of investments were $100,000 for the current quarter, compared with a gain of $1.5 million for the same period in 1994. We cannot anticipate when or if similar gains or losses may occur in the future.

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


Argonaut Group, Inc.
(Registrant)




/s/ Charles E. Rinsch
- ----------------------
Charles E. Rinsch
President (principal executive officer)



/s/ James B Halliday
- ----------------------
James B Halliday
Vice President and Treasurer
(principal financial and accounting officer)


May 9, 1995

EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.                 Description
- -------        -------------------------

  27           Financial Data Schedule for March 31, 1995 Form 10-Q.