Form 10-Q
period 1995-06-30
ARGONAUT GROUP INC
filed 1995-08-08
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  Quarterly Report Under Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934


              For the Period Ended June 30, 1995
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



As of July 31, 1995 there were outstanding 24,176,045 shares of common stock, par value $.10 per share, of the registrant.

                      ARGONAUT GROUP, INC.
                        TABLE OF CONTENTS





Part I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

          Consolidated Balance Sheets
             June 30, 1995 and December 31, 1994..............4

          Consolidated Statements of Income
             Three and Six Months Ended
                 June 30, 1995  and 1994......................5

          Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1995
                and 1994......................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations:

             Second Quarter Ended June 30, 1995
             and 1994.........................................7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K.................8



    Signatures................................................9

    Exhibit Index............................................10

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of June 30, 1995, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the statements of cash flows for the six-month periods ended June 30, 1995 and 1994 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

For a description of accounting policies, see notes to financial statements in the Annual Report or the Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                                   June 30, 1995  December 31, 1994
                                      (unaudited)         (audited)
ASSETS
Investments:
  Fixed maturities,
   available for sale, at market        $1,247.7         $1,270.7
    (cost: 1995-$1220.2; 1994-$1,289.5)
  Equity securities,
   available for sale, at market           245.9            183.9
    (cost: 1995-$140.3; 1994-$101.5)
  Short-term investments                     6.3             35.2
  Securities in transit                      0.8             (5.0)
                                        --------         --------
                                         1,500.7          1,484.8

Cash and cash equivalents                    5.5             29.2
Accrued investment income                   27.6             29.6
Receivables:
  Reinsurance                              223.3            235.4
  Agents' balances                          61.2             75.1
  Accrued retrospective premiums           109.4            110.0
Cost in excess of net assets purchased      45.3             46.4
Unearned premiums on ceded reinsurance       5.9              3.4
Deferred Federal income taxes receivable    37.1             66.0
Other assets                                12.2             13.5
                                         -------         --------
                                        $2,028.2         $2,093.6
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expenses              $1,138.2         $1,196.3
Unearned premiums                           40.9             73.5
Accrued policyholder dividends              (3.0)             0.3
Income taxes payable (receivable)           (0.9)            (2.1)
Other liabilities                           73.7             80.0
                                        --------         --------
                                         1,248.9          1,348.0
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 24,175,736 and
    24,928,246 shares issued and
    outstanding at 6/30/95 and
    12/31/94, respectively                   2.5              2.5
  Additional paid-in capital                97.7            100.6
  Retained earnings                        589.7            595.5
  Net unrealized appreciation
    on securities                           89.4             47.0
                                        --------         --------
                                           779.3            745.6
                                        --------         --------
                                        $2,028.2         $2,093.6
                                        ========         ========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)



                                         For the Quarter    For the Six Months
                                          Ended June 30,        Ended June 30,
                                         1995       1994       1995       1994
                                       ------     ------     ------     ------
Premiums and other revenue:
   Premiums, net                        $54.7      $70.1     $109.9     $137.3
   Net investment income                 26.0       27.7       51.9       55.1
   Gains on sales of investments          0.5        0.8         .4        2.3
                                       ------     ------     ------     ------
Total Revenue                            81.2       98.6      162.2      194.7
                                       ------     ------     ------     ------
Expenses:
   Losses and loss adjustment expenses   41.3       47.5       89.8       99.5
   Underwriting, acquisition,
      and insurance expenses             15.5       18.9       31.4       36.8
   Amortization of cost in excess of
      net assets purchased                0.7        0.7        1.4        1.4
   Policyholder dividends                 4.3        1.5        3.4        3.1
                                       ------     ------     ------     ------
Total Expenses                           61.8       68.6      126.0      140.8
                                       ------     ------     ------     ------

Income before income taxes               19.4       30.0       36.2       53.9
Provision for income taxes                3.7        8.5        6.7       15.0
                                       ------     ------     ------     ------
Net Income                              $15.7      $21.5      $29.5      $38.9
                                       ======     ======     ======     ======

Income Per Common Share:                $0.65      $0.84      $1.21      $1.51
                                       ======     ======     ======     ======

Weighted Average Common Shares     24,195,093 25,680,566 24,429,032 25,678,442
                                   ========== ========== ========== ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           unaudited)


                                              For the Six Months
                                                   Ended June 30,
                                                 1995        1994
                                               ------      ------
Cash flows from operating activities:
  Net income                                    $29.5       $38.9

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 5.8         1.9
    Decrease (increase) in accrued
      investment income                           2.0         1.2
    Decrease (increase) in reinsurance
      receivables                                12.1         3.8
    Decrease in agents' balances                 13.9        10.5
    Increase in accrued retrospective premiums     .6        (2.6)
    Decrease (increase) in unearned premiums
      on ceded reinsurance                       (2.5)       (0.9)
    Decrease in deferred Federal income taxes     1.8        13.7
    Decrease in reserves for losses and
      loss adjustment expense                   (58.1)      (69.1)
    Increase (decrease) in unearned premiums    (32.6)        1.0
    Increase (decrease) in accrued
      policyholder dividends                     (3.3)       (6.7)
    Increase in income taxes payable
      (receivable)                                1.2        (1.2)
    Other, net                                   (5.5)        4.9
                                               ------      ------
                                                (35.1)      (14.6)
                                               ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments           57.0        10.6
   Sales of equity securities                     8.3         0.1
   Maturities and mandatory calls
     of fixed maturity investments                2.0        66.8
   Purchases of fixed maturity investments       28.9       (75.4)
   Purchases of equity securities                 0.0        (6.5)
   Decrease (increase) in short-term investments(40.8)       14.0
   Other, net                                    (6.0)       (6.8)
                                               ------      ------
                                                 49.4         2.8
                                               ------      ------
Cash flows from financing activities:
  Repurchase of common stock                    (23.0)        0.0
  Payment of cash dividend                      (15.2)      (13.9)
  Exercise of stock options                       0.2         0.1
                                               ------      ------
                                                (38.0)      (13.8)
                                               ------      ------

Decrease in cash and cash equivalents           (23.7)      (25.6)
Cash and cash equivalents, beginning of period   29.2        41.4
                                               ------      ------
Cash and cash equivalents, end of period         $5.5       $15.8
                                               ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's operating income after tax was $15.4 million for the quarter ended June 30, 1995, compared with $21.0 million for the same period last year. For the six months ended June 30, 1995, consolidated operating income after tax was $29.2 million, compared with $37.4 million for the same period last year. Operating income excludes gains on the sale of investments. The combined ratio increased to 124% for the current quarter versus 101% for the similar period in 1994. For the six months ended June 30, 1995, the combined ratio increased to 121% from 102% for the same period in 1994.

Both written and earned premiums are down significantly from 1994. Net written premiums were $82.4 million for the first half of 1995, compared with $134.5 million last year. Earned premiums were $109.9 million for the current six months, compared with $137.3 million for the same period in 1994. This decline is primarily due to the following factors:

1. In California, Workers Compensation premiums were subjected to rate decreases of 29% during 1994, and have experienced further price declines in 1995 under open rating. Also, Argonaut is writing fewer accounts in California since severe price competition has resulted in many policies being written at prices we feel are inadequate.

2. Loss experience on recent policy years for Workers Compensation continues to develop more favorably than anticipated, increasing the amount of premium returned to poliyholders under retrospectively rated policies.

3. An increasing number of Workers Compensation policies are being written with large deductible provisions, reducing premium, but also reducing exposure to losses.

Net income before tax for the current quarter includes a charge of $6.0 million for adverse development of losses from general liability policies written in prior years, compared with $3.0 million of similar development for general liability in the second quarter of 1994. The second quarter of 1994 included $4 million of favorable loss development from lines of business which are being run off, and are no longer being written. There was no similar favorable loss development for the runoff lines in the second quarter of 1995. The amount of future additional favorable or unfavorable develpment in these runoff lines, if any, cannot be anticipated.

Loss and loss adjustment expenses decreased to $41.3 million for the second quarter of 1995 from $47.5 million for the same period in 1994. For the six months ended June 30, 1995, loss and loss adjustment expenses decreased to $89.8 million from $99.5 million for the same period in 1994. The Company's loss ratio increased to 82% for the current quarter compared with 69% for the second quarter of 1994. For the six months ended June 30, 1995, the loss ratio increased to 84% compare with 74% for the first six months of 1994. The increased loss ratio results primarily from the decline in premium and strengthening of general liability loss reserves, both discussed above.

Net investment income decreased slightly to $26 million for the second quarter of 1995 from $27.7 million for the second quarter 1994. For the six months ended Juned 30, 1995, net investment income was $51.9 million compared with $55.1 million for the same period in 1994.

Underwriting expenses totaled $15.5 million for the second quarter of 1995, compared with $18.9 million for the similar period in 1994. For the six months ended June 30, 1995, underwriting expenses were $31.4 million compared with $36.8 million for the same period in 1994. Decreased underwriting expenses both for the quarter and year-to-date primarily reflect lower commissions and premium taxes resulting from less premium.

Policyholder dividend expense was $4.3 million in the second quarter of 1995 versus $1.5 million for the second quarter of 1994. For the six months ended June 30, 1995, policyholder dividend expense was $3.4 million compared with $3.1 million for the same period in 1994.

Gains on sales of investments were $500,000 for the current quarter, compared with a gain of $800,000 for the same period in last year. For the six months ended June 30, 1995, gains on sales of investments were $400,000, compared with $2.3 million for the same period last year. We cannot anticipate when or if similar gains may occur in the future.

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


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
----------------------
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
---------------------
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



August 7, 1995

                          EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.        Description
--------        ----------------
  27         Financial Data Schedule for June 30, 1995 Form 10-Q.