Form 10-Q
period 1995-09-30
ARGONAUT GROUP INC
filed 1995-11-09
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  Quarterly Report Under Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934


            For the Period Ended September 30, 1995
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



As of October 31, 1995 there were outstanding 24,138,936 shares of common stock, par value $.10 per share, of the registrant.

                       ARGONAUT GROUP, INC.
                        TABLE OF CONTENTS





Part I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

          Consolidated Balance Sheets
            September 30, 1995 and December 31, 1994..............4

          Consolidated Statements of Income
            Three and Nine Months Ended
            September 30, 1995  and 1994..........................5

          Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1995
             and 1994.............................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations:

             Third Quarter Ended September 30, 1995
             and 1994.............................................7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K....................9



    Signatures..................................................10

    Exhibit Index...............................................11

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 1995, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the state-ments of cash flows for the nine-month periods ended September 30, 1995 and 1994 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

For a description of accounting policies, see notes to financial statements in the Annual Report or the Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                               September 30, 1995 December 31, 1994
                                      (unaudited)         (audited)
ASSETS
Investments:
  Fixed maturities,
   available for sale, at market        $1,173.9         $1,270.7
    (cost: 1995-$,148.6; 1994-$1,289.5)
  Equity securities,
   available for sale, at market           301.6            183.9
    (cost: 1995-$186.4; 1994-$101.5)
  Short-term investments                    13.8             35.2
  Securities in transit                     (0.3)            (5.0)
                                        --------         --------
                                         1,489.0          1,484.8

Cash and cash equivalents                    9.1             29.2
Accrued investment income                   28.0             29.6
Receivables:
  Reinsurance                              201.3            235.4
  Agents' balances                          68.1             75.1
  Accrued retrospective premiums           113.8            110.0
Cost in excess of net assets purchased      44.6             46.4
Unearned premiums on ceded reinsurance       4.8              3.4
Deferred Federal income taxes receivable    30.5             66.0
Other assets                                12.6             13.5
                                         -------         --------
                                        $2,001.8         $2,093.6
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expenses              $1,094.9         $1,196.3
Unearned premiums                           49.4             73.5
Accrued policyholder dividends              (6.8)             0.3
Income taxes receivable                     (2.6)            (2.1)
Other liabilities                           82.5             80.0
                                        --------         --------
                                         1,217.4          1,348.0
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 24,157,880 and
    24,928,246 shares issued and
    outstanding at 9/30/95 and
    12/31/94, respectively                   2.5              2.5
  Additional paid-in capital                97.7            100.6
  Retained earnings                        591.4            595.5
  Net unrealized appreciation
    on securities                          92.8             47.0
                                        --------         --------
                                           784.4            745.6
                                        --------         --------
                                        $2,001.8         $2,093.6
                                        ========         ========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)



                                         For the Quarter    For the Nine Months
                                      Ended September 30,   Ended September 30,
                                         1995       1994       1995       1994
                                       ------     ------     ------     ------
Premiums and other revenue:
   Premiums, net                        $52.0      $70.4     $161.9     $207.7
   Net investment income                 24.6       28.2       76.5       83.3
   Gains on sales of investments          0.7        0.4        1.1        2.7
                                       ------     ------     ------     ------
Total Revenue                            77.3       99.0      239.5      293.7
                                       ------     ------     ------     ------
Expenses:
   Losses and loss adjustment expenses   44.0       49.5      133.8      149.0
   Underwriting, acquisition,
      and insurance expenses             18.1       18.1       49.5       54.9
   Amortization of cost in excess of
      net assets purchased                0.7        0.7        2.1        2.1
   Policyholder dividends                 3.3        1.7        6.7        4.8
                                       ------     ------     ------     ------
Total Expenses                           66.1       70.0      192.1      210.8
                                       ------     ------     ------     ------

Income before income taxes               11.2       29.0       47.4       82.9
Provision for income taxes                0.9        8.2        7.6       23.2
                                       ------     ------     ------     ------
Net Income                              $10.3      $20.8      $39.8      $59.7
                                       ======     ======     ======     ======

Income Per Common Share:                $0.43      $0.81      $1.64      $2.33
                                       ======     ======     ======     ======

Weighted Average Common Shares     24,170,156 25,609,335 24,341,792 25,655,154
                                   ========== ========== ========== ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           unaudited)


                                              For the Nine Months
                                              Ended September 30,
                                                 1995        1994
                                               ------      ------
Cash flows from operating activities:
  Net income                                    $39.8       $59.7

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 8.8         4.0
    Decrease (increase) in accrued
      investment income                           1.6        (0.7)
    Decrease in reinsurance receivables          34.1         3.8
    Decrease in agents' balances                  7.0         6.2
    Increase in accrued retrospective premiums   (3.8)      (16.9)
    Increase in ceded reinsurance unearned
      premiums                                   (1.4)       (0.1)
    Decrease in deferred federal income taxes     4.4        15.3
    Decrease in reserves for losses and
      loss adjustment expenses                 (101.4)      (94.9)
    Decrease in unearned premiums               (24.1)       (0.1)
    Decrease in accrued policyholder
      dividends                                  (7.1)       (9.6)
    Increase in income taxes payable             (0.5)       (5.2)
    Other, net                                    1.0         6.3
                                               ------      ------
                                                (41.6)      (32.2)
                                               ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments           59.5        12.4
   Sales of equity securities                     2.0         0.0
   Maturities and mandatory calls
     of fixed maturity investments               78.0       119.4
   Purchases of fixed maturity investments       (1.0)      (73.0)
   Purchases of equity securities               (86.9)      (41.1)
   Decrease in short-term investments            21.3        12.1
   Other, net                                    (4.8)        0.4
                                               ------      ------
                                                 68.1        30.2
                                               ------      ------
Cash flows from financing activities:
  Repurchase of common stock                    (23.6)       (6.8)
  Payment of cash dividend                      (23.2)      (21.3)
  Exercise of stock options                       0.2         0.3
                                               ------      ------
                                                (46.6)      (27.8)
                                               ------      ------

Decrease in cash and cash equivalents           (20.1)      (29.8)
Cash and cash equivalents, beginning of period   29.2        41.4
                                               ------      ------
Cash and cash equivalents, end of period         $9.1       $11.6
                                               ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's operating income after tax was $9.8 million for the quarter ended September 30, 1995, compared with $20.6 million for the same period last year. For the nine months ended September 30, 1995, consolidated operating income after tax was $39.1 million, compared with $58.0 million for the nine month period last year. Operating income excludes gains on the sale of invest-ments.

Consolidated net income was $10.3 million ($0.43 per common share) on total revenue of $77.3 million for the third quarter of 1995, compared with $20.8 million ($0.81 per common share) on total revenue of $99.0 million for the same quarter last year. For the nine months ended September 30, 1995, consolidated net income was $39.8 million ($1.64 per common share) on total revenue of $239.5 million, compared with net income of $59.7 million ($2.33 per common share) on total revenue of $293.7 million for the same period of 1994.

Total revenue includes gains on sales of investments of $700,000 for the cur-rent quarter, compared with a gain of $400,000 for the same period in 1994. For the nine months ended September 30, 1995, gains on sales of investments $1.1 million, compared with $2.7 million for the same period last year. We cannot anticipate when or if similar gains may occur in the future.

Consistent with the prior two quarters, premiums are down significantly from 1994. Net written premiums were $135.3 million for the first nine months of 1995, compared with $190.4 million last year. Earned premiums were $161.9 mil-lion for the current nine months, compared with $207.7 million for the same period in 1994. This decline is primarily due to the following factors:

1. In California, Workers Compensation premiums were subjected to rate decreases of 29% during 1994, and have experienced further price declines in 1995 under open rating. Also, Argonaut is willing to write fewer accounts in California rather than participate in the current severe price competition.

2. Loss experience on recent policy years for Workers Compensation continues to develop more favorably than anticipated, increasing the amount of premium returned to policyholders under retrospectively rated policies.

3. An increasing number of Workers Compensation policies are being written with large deductible provisions, reducing premium, but also reducing exposure to losses. The impact of large deductible programs on inforce premiums is approximately $90 million at September 30, 1995, compared with a $60 million impact at the same point in 1994.

Net income before tax for the current quarter includes a charge of $10.0 mil-lion for adverse development of losses related primarily to residential const-ruction defects insured under general liability policies written at Argonaut Insurance Company prior to 1991. Similar adverse development of general liability in the third quarter of 1994 was $4.0 million. The Company's claim and actuarial staffs have completed a thorough evaluation of the residential construction claims, and believe that, based on current information, reserves are now adequate to cover any significant future development. Argonaut has not provided general liability coverage for residential contractors since 1991.

The third quarter of 1994 also included $4.0 million of favorable loss develop-ment from lines of business which are being run off, and are no longer being written. There was no similar favorable loss development for the runoff lines in the third quarter of 1995.

Loss and loss adjustment expenses decreased to $44.0 million for the third quarter of 1995 from $49.5 million for the same period in 1994. For the nine months ended September 30, 1995, loss and loss adjustment expenses decreased to $133.8 million from $149.0 million for the same period in 1994. The Company's loss ratio increased to 90% for the current quarter, compared with 72% for the third quarter of 1994. For the nine months ended September 30, 1995, the loss ratio increased to 86%, compared with 73% for the first nine months of 1994.
As discussed above the increased loss ratio results primarily from the decline in premium, strengthening of general liability loss reserves, and no favorable development in 1995 for the run-off lines.

Net investment income decreased to $24.6 million for the third quarter of 1995 from $28.2 million for the third quarter in 1994. For the nine months ended September 30, 1995, net investment income was $76.5 million compared with $83.3 million for the same period in 1994.

Underwriting expenses totaled $18.1 million for both the third quarters of 1995 and 1994. For the nine months ended September 30, 1995, underwriting were $49.5 million compared with $54.9 million for the same period in 1994. Decreased underwriting expenses year-to-date primarily reflect lower commissions and premium taxes resulting from less premium.

Policyholder dividend expense was $3.3 million in the third quarter of 1995 versus $1.7 million for the third quarter of 1994. For the nine months ended September 30, 1995, policyholder dividend expense was $6.7 million compared with $4.8 million for the same period in 1994.

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


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
----------------------
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
---------------------
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



8-Nov-95

                          EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.        Description
--------        ----------------
  27         Financial Data Schedule for September 30, 1995 Form 10-Q.