Form 10-K
period 1995-12-31
ARGONAUT GROUP INC
filed 1996-03-05
CIK 800082

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1995 Commission File No. 0-14950

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

                             Yes  /X/  No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

As of February 27, 1996, registrant had 24,104,891 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on February 27, 1996 of such stock on the National Association of Securities Dealers, Inc. Automated Quotation System) was approximately $801 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Part II: Excerpts from Annual Report to Shareholders for the Year Ended
                                December 31, 1995

     Part III: Excerpts from Proxy Statement for the 1996 Annual Meeting of
                                  Shareholders

                              Argonaut Group, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1995


                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item  1.  Business                                                             2
Item  2.  Properties                                                           9
Item  3.  Legal Proceedings                                                   10
Item  4.  Submission of Matters to a Vote of Security Holders                 10

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                            10
Item  6.  Selected Financial Data                                             11
Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  11
Item  8.  Financial Statements and Supplementary Data                         11
Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            11

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  11
Item 11.  Executive Compensation                                              11
Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                                 12
Item 13.  Certain Relationships and Related Transactions                      12

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     12

                                     PART I


ITEM 1.   BUSINESS

INTRODUCTION

Argonaut Group, Inc. ("Argonaut Group") is a holding company whose subsidiaries are primarily engaged in the selling, underwriting, and servicing of workers compensation and other lines of property-casualty insurance. Workers compensation accounted for 85% of premiums in 1995. See "Item 6. Selected Financial Data" for certain financial information regarding industry segments in which the Company operates. Argonaut Group was incorporated in Delaware and was a wholly-owned subsidiary of Teledyne, Inc. ("Teledyne") until 1986, when Teledyne distributed to its shareholders all of the outstanding shares of common stock of Argonaut Group. Argonaut Group's executive offices are located at 1800 Avenue of the Stars, Suite 1175, Los Angeles, California 90067, telephone
310.553.0561. The term "the Company" refers to Argonaut Group and all its subsidiaries.

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

Argonaut Great Central Insurance Company ("Great Central") is Argonaut Group's other principal insurance subsidiary. Established in Illinois in 1948, Great Central specializes in providing package insurance policies including property, general liability, workers compensation, and umbrella coverage for certain classes of insureds. Argonaut Insurance is Great Central's immediate parent.

AGI Properties, Inc. ("AGI Properties"), a non-insurance company, owns and leases certain real properties. AGI Properties was incorporated in California in 1970. Argonaut Insurance is AGI Properties' immediate parent.

PRODUCTS

The Company has two primary product lines: workers compensation insurance and other property-casualty insurance. Incorporated herein by reference is the information appearing as "Note 10 - Business Segments" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

WORKERS COMPENSATION

Workers compensation insurance is a statutory system which provides for compensation of a policyholder's employees and their dependents for injuries (other than self-inflicted wounds) arising out of or suffered in the course of the employee's employment, even though the injuries may have resulted from the negligence or wrongful conduct of the employee himself or any other person. Workers compensation insurance is sold primarily by Argonaut Insurance. Premiums for this line of business were $176.7 million, $240.2 million, and $280.0 million, in 1995, 1994, and 1993, respectively.

OTHER PROPERTY-CASUALTY INSURANCE

This product includes general and automobile liability, commercial multiple-peril, and various other insurance coverages. Premiums for these product lines were $31.4 million, $39.5 million, and $35.4 million, in 1995, 1994, and 1993, respectively.

Argonaut Insurance offers general and automobile liability and other insurance to commercial clients in conjunction with workers compensation insurance. Liability insurance compensates third parties for damages resulting from the actions of the insured.

Commercial multiple-peril insurance, one of Great Central's primary products, is a composite product designed for the small-to-medium sized business which needs basic insurance coverage and simple insurance administration. Commercial multiple-peril policies generally cover property, plant, inventory, general liability, and associated coverages.

CEDED REINSURANCE

The Company's policy regarding reinsurance is based upon the capitalization of the subsidiaries. The goal is to limit the exposure to surplus from losses resulting from catastrophes and large or unusually hazardous risks.

As is the case with direct premiums written, cessions on reinsurance contracts is recognized ratably over the period to which the premium relates.

Argonaut Insurance's limit of retention on its primary reinsurance treaty is $2 million. Great Central's limit of retention is $500,000 on the property treaty and $300,000 on the casualty treaty

Incorporated herein by reference is the information appearing as "Note 3 - Reinsurance" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

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

REGULATION

In January, 1996 the California Department of Insurance notified Argonaut Insurance Company of it's obligation under the rollback provisions of Proposition 103 and a hearing on the Company's obligation was commenced before an administrative law judge. Argonaut Insurance Company contend that it is in compliance with the rate rollback provisions of Proposition 103 and intends to vigorously pursue its position in this matter. This is discussed in the Notes to the Consolidated Financial Statements of the Annual Report incorporated herein by reference as "Note 11 - Commitments and Contingencies". See Exhibit Index.

Beginning in 1994, the Company's insurance subsidiaries are subject to the Risk-Based Capital (RBC) for Insurers Model Act. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks. The RBC for Insurers Model Act provides for four levels of regulatory authority: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. These four levels of authority provide for increasing regulatory remedies for companies that fail to comply with the RBC for Insurers Model Act.

As of December 31, 1995, preliminary calculations show that the Company's insurance subsidiaries RBC coverage far exceeds the minimum required.

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

Under the provisions of the California Insurance Code, there is a maximum amount of shareholder dividends which can be paid without prior approval of the Insurance Commissioner. Under these provisions, as of December 31, 1995, Argonaut Insurance could pay to Argonaut Group a maximum dividend of $45.4 million without the Insurance Commissioner's approval.

MARKETING

Argonaut Insurance and Great Central Insurance operate in substantially different markets.

Incorporated herein by reference is the information appearing as "Note 1 - Business and Significant Accounting Policies" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Argonaut Insurance's primary line of business, workers compensation insurance, accounts for 93% of its premiums (85% of total consolidated premiums). These policies are primarily written on a retrospective rating basis or with large deductible provisions. Argonaut Insurance's risk regarding inadequate price levels is mitigated to a certain extent as the insured will have to pay additional premiums (or will be refunded premiums) based upon their actual loss experience.

Great Central is authorized to operate in 33 states and considers itself to be a specialty company with a defined target market. Great Central's dominant products are commercial multiple-peril and workers compensation. Great Central's policies are marketed through agents.

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

INVESTMENTS

The Company's investment portfolio continues to emphasize high quality fixed income investments. As a percentage of the total investment portfolio, U.S. Treasury securities continue to comprise the majority of the Company's holdings. Obligations of states and political subdivisions have decreased from 1994 as a result of maturities and sales.

The proceeds from these maturities and sales were re-invested in high quality preferred and common stocks. Corporate securities continue to decrease as a result of maturities.

The Company's investment policy is to invest only in investment-grade securities. It does not invest in high-yield or so called "junk bonds", derivatives, speculative real estate, or mortgage obligations.

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

Reserves for environmental claims were $46.2 million and $49.1 million at December 31, 1995 and 1994, respectively.

The following tables indicate the manner in which reserves for losses and loss adjustment expenses at the end of a particular year change as time passes. The first table (Table I) presented is net of the effects of reinsurance. The second table (Table II) presented includes only amounts related to direct insurance. Reserves for losses and loss adjustment expenses and cumulative paid amounts on direct insurance are not available prior to 1989; therefore, the second table reflects only the past 6 years of development.

The first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 1995.

Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

                                    TABLE I



 ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) DEVELOPMENT (IN MILLIONS)
                              (NET OF REINSURANCE)

                         ------------------------------------------------------------------------------------------------------
                           1986      1987      1988      1989       1990        1991        1992       1993      1994     1995
                           ----      ----      ----      ----       ----        ----        ----       ----      ----     ----
RESERVES FOR LOSSES
  AND LAE (a)            $1,311.9  $1,303.6  $1,309.6  $1,337.0   $1,348.5    $1,287.8    $1,201.9   $1,107.6  $1,011.4  $892.9
CUMULATIVE AMOUNT
  PAID AS OF: (b)
One year later              240.3     227.0     220.7     260.0      313.1       307.3       276.9      259.9     239.7
Two years later             413.1     382.3     384.4     464.9      537.5       525.8       489.2      444.7
Three years later           529.8     505.8     519.1     603.2      698.5       697.6       638.9
Four years later            626.3     605.0     613.0     704.4      835.7       821.4
Five years later            700.9     678.6     680.8     801.7      940.1
Six years later             765.2     734.8     752.2     884.5
Seven years later           811.2     793.1     819.7
Eight years later           859.7     853.4
Nine years later            914.8
RESERVES REESTIMATED
  AS OF:
One year later            1,338.0   1,316.0   1,289.1   1,317.2    1,358.3     1,285.2     1,197.1    1,086.8     996.5
Two years later           1,354.7   1,287.9   1,262.5   1,284.7    1,356.9     1,311.9     1,202.0    1,083.0
Three years later         1,317.9   1,277.1   1,195.5   1,261.3    1,381.9     1,315.9     1,203.0
Four years later          1,319.3   1,209.4   1,175.9   1,282.9    1,374.1     1,325.9
Five years later          1,250.6   1,196.8   1,176.4   1,257.5    1,384.9
Six years later           1,249.2   1,191.2   1,153.0   1,265.3
Seven years later         1,232.7   1,163.7   1,157.5
Eight years later         1,206.0   1,168.1
Nine years later          1,209.7
CUMULATIVE (DEFICIENCY)
  REDUNDANCY:              $102.2    $135.5    $152.1     $71.7     ($36.4)     ($38.1)      ($1.1)     $24.6     $14.9


(a) Reserves for Losses and LAE, net of reserves for reinsurance
(b) Cumulative amount paid, net of reinsurance payments

                                     TABLE II

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE) DEVELOPMENT (IN MILLIONS)
                             (DIRECT INSURANCE ONLY)

                          ----------------------------------------------------------------------------------------------
                          1986  1987  1988     1989        1990        1991        1992       1993      1994      1995
                          ----  ----  ----     ----        ----        ----        ----       ----      ----      ----
RESERVES FOR LOSSES
  AND LAE (a)              NA    NA    NA    $1,587.4    $1,561.8    $1,494.4    $1,390.9   $1,284.1  $1,196.3  $1,060.9
CUMULATIVE AMOUNT
  PAID AS OF: (b)
One year later             NA    NA    NA       509.2       384.7       355.7       325.6      288.3     267.5
Two years later            NA    NA    NA       770.5       656.2       621.6       564.4      499.3
Three years later          NA    NA    NA       954.4       862.6       818.2       739.3
Four years later           NA    NA    NA     1,097.1     1,023.5       965.1
Five years later           NA    NA    NA     1,216.7     1,149.2
Six years later            NA    NA    NA     1,318.7
Seven years later          NA    NA    NA
Eight years later          NA    NA
Nine years later           NA
RESERVES REESTIMATED
  AS OF:
One year later             NA    NA    NA     1,770.2     1,619.3     1,512.6     1,414.2    1,291.7   1,179.7
Two years later            NA    NA    NA     1,764.0     1,645.8     1,570.2     1,448.8    1,278.8
Three years later          NA    NA    NA     1,772.2     1,702.3     1,603.7     1,440.6
Four years later           NA    NA    NA     1,829.1     1,719.7     1,604.2
Five years later           NA    NA    NA     1,820.3     1,723.6
Six years later            NA    NA    NA     1,823.6
Seven years later          NA    NA    NA
Eight years later          NA    NA
Nine years later           NA
CUMULATIVE (DEFICIENCY)
  REDUNDANCY:              NA    NA    NA     ($236.2)    ($161.8)    ($109.8)     ($49.7)      $5.3     $16.6



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

                             Year Ended December 31,
                             -----------------------
                            1995      1994      1993
                            ----      ----      ----
Ratio of:
Premium-to-surplus          0.3       0.4       0.5
                            ===       ===       ===

Reserves-to-surplus         1.3       1.6       1.9
                            ===       ===       ===

The Company believes that its 1995 capital ratios are satisfactory.

RATINGS

The Company's insurance subsidiaries are rated annually by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. Argonaut Insurance and its pooled subsidiaries were awarded an "A+" (Superior) rating in 1995 and 1994. An "A+" rating is the second highest rating A.M. Best awards. Great Central is rated separately and was awarded an "A-" (Excellent) rating in both 1995 and 1994. "A-" is the fourth highest of A.M. Best's ratings.

During 1995, Standard & Poor's affirmed its "AA+" rating to the claims-paying ability of Argonaut Insurance and its pooled subsidiaries.

EMPLOYEES

At December 31, 1995, the Company employed 582 full-time employees. Of this total, Argonaut Insurance employed 486 people (389 professional/managerial and 97 clerical/operational). Great Central employed 96 people (58 professional/managerial and 38 clerical/operational). Argonaut Group employed 14 people (11 professional/managerial and 3 clerical/operational). The Company is not a party to any collective bargaining agreements.

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

ITEM 3.   LEGAL PROCEEDINGS

See "Business - Regulation" for a description of pending claim relating to California Proposition 103.

The insurance subsidiaries of Argonaut Insurance are parties to various legal proceedings which are considered routine and incidental to their business and are not material to the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market and is included in the NASDAQ National Market System. The closing price on February 27, 1996 was $33.25 per share. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1995, is incorporated herein by reference. See Exhibit Index.

HOLDERS OF COMMON STOCK

The number of holders of record of the Company's Common Stock as of February 27, 1996 was 9,576.

DIVIDENDS

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1995 and in "Note 6 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements of the Annual Report, is incorporated herein by reference. See Exhibit Index.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1995, is incorporated herein by reference. See Exhibit Index.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1995, is incorporated herein by reference. See Exhibit Index.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants and consolidated financial statements and related notes of Argonaut Group, Inc. and subsidiaries listed on the index to financial statements set forth in Item 14(a)1 of this Form 10-K Report are incorporated herein by reference to the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1995.

The Company does not identify each asset with any one line of business and any such allocation would be arbitrary.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the captions "Election of Directors", "Executive Officers", and "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 23, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers", "Indemnity Agreements", "Pension Plan", and "Compensation of Directors" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 23, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 23, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 23, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.     Financial Statements

          Selected Financial Data

          Report of Independent Public Accountants

          Consolidated Balance Sheets  -  December 31, 1995 and 1994

          Consolidated Statements of Income
          For the Years Ended December 31, 1995, 1994, and 1993

          Consolidated Statements of Shareholders' Equity
          For the Years Ended December 31, 1995, 1994, and 1993

          Consolidated Statements of Cash Flows
          For the Years Ended December 31, 1995, 1994, and 1993

          Notes to Consolidated Financial Statements

          Quarterly Financial Data (Unaudited)

          Common Stock Market Prices (Unaudited)

          Management's Discussion and Analysis of Results of Operations and Financial Condition

(a)2.     Financial Statement Schedules

          Report of Independent Public Accountants on Schedules

          SCHEDULE I - Condensed Financial Information of Registrant December 31, 1995 and 1994

          SCHEDULE V - Supplementary Insurance Information
          December 31, 1995, 1994, and 1993

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

27.   Financial Data Schedule for December 31, 1995 Form 10-K.

28P. Combined Statutory Schedule P of Argonaut Insurance Company and Great Central Insurance Company

(b)   Reports on Form 8-K

There were no Reports filed on Form 8-K for the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARGONAUT GROUP, INC.

                                        By /s/ Charles E. Rinsch
                                          ----------------------
                                          Charles E. Rinsch
                                          President


Date:  March 5, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----
/s/ Charles E. Rinsch          President, Chief Executive         March 5, 1996
----------------------         Officer, and Director
Charles E. Rinsch

/s/ James B Halliday           Vice President, Secretary,         March 5, 1996
----------------------         and Treasurer (principal
James B Halliday               financial and accounting
                               officer)

/s/ George A. Roberts          Director                           March 5, 1996
----------------------
George A. Roberts

/s/ Henry E. Singleton         Director                           March 5, 1996
----------------------
Henry E. Singleton

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 5, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP



San Francisco, California
 January 5, 1996

                              ARGONAUT GROUP, INC.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)


BALANCE SHEET

                                              December 31,
                                             ---------------
                                              1995     1994
                                             ------   ------
ASSETS
   Short-term investments                    $  5.8   $   --
   Cash & cash equivalents                      0.1      0.6
   Investment in subsidiary                   708.9    609.0
   Cost in excess of net assets purchased      43.9     46.6
   Deferred Federal income taxes receivable    75.3     87.6
   Other assets                                 6.4     10.5
                                             ------   ------
                                             $840.4   $754.3
                                             ======   ======

LIABILITIES & SHAREHOLDERS' EQUITY
   Income taxes payable (receivable)         $  0.3   $ (1.8)
   Other liabilities                            0.4       --
   Due from/(to) subsidiaries                 (28.9)   (10.5)
   Shareholders' equity                       810.8    745.6
                                             ------   ------
                                             $782.6   $733.3
                                             ======   ======


STATEMENT OF OPERATIONS                                  FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                             1995     1994     1993
                                                             ----     ----     ----
REVENUES                                                    $12.6    $ 3.2    $  3.1

EXPENSES:
   Amortization of cost in excess of net assets               2.8      2.8       2.8
   Other expenses                                            12.6      4.1       7.7
                                                            -----    -----    ------


Loss before tax and undistributed earnings                   (2.8)    (3.7)     (7.4)
Provision for income taxes                                    2.1      1.7       3.1
                                                            -----    -----    ------

Net loss before equity in earnings of subsidiary             (4.9)    (5.4)    (10.5)
Equity in undistributed earnings of subsidiary               61.8     82.1      99.6
                                                            -----    -----    ------

Income before cumulative effect of change
   in accounting for income taxes                            56.9     76.7      89.1
Cumulative effect of change in accounting
   for income taxes                                            --       --        --
                                                            -----    -----    ------
NET INCOME                                                  $56.9    $76.7    $ 89.1
                                                            =====    =====    ======

                              ARGONAUT GROUP, INC.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)


STATEMENT OF CASH FLOWS                               For The Year Ended December 31,
                                                      -------------------------------
                                                          1995     1994     1993
                                                          ----     ----     ----
Cash flows from operating activities:
   Net income                                            $ 56.9   $ 76.7   $ 89.1
   Adjustments to reconcile net income to
      net cash provided by operations:
      Cumulative effect of change in accounting
         for income taxes                                    --       --       --
      Amortization                                          2.8      2.8      2.8
      Undistributed earnings in subsidiary                (72.2)   (95.2)   (95.7)
      Dividend from subsidiary                             42.8     31.6     31.5
      Decrease in deferred Federal income taxes
         receivable                                        12.3     18.0      7.7
      Decrease (increase) in due from/to subsidiaries      18.4     14.2     (2.5)
      Increase (decrease) in income taxes payable           2.2      1.4     (8.1)
      Other, net                                           (1.5)   (13.1)     6.9
                                                         ------   ------   ------
                                                           61.7     36.4     31.7
                                                         ------   ------   ------

Cash flows from investing activities:
   Decrease (increase) in short-term investments           (5.8)     9.8     (9.8)
                                                         ------   ------   ------
                                                           (5.8)     9.8     (9.8)
                                                         ------   ------   ------

Cash flows from financing activities:
   Repurchase of common stock                             (25.8)   (21.9)      --
   Payment of cash dividend                               (31.1)   (28.7)   (24.6)
   Exercise of stock options                                0.5      0.3      1.1
                                                         ------   ------   ------
                                                          (56.4)   (50.3)   (23.5)
                                                         ------   ------   ------

Increase (decrease) in cash & cash equivalents             (0.5)    (4.1)    (1.6)
Cash & cash equivalents, beginning of period                0.6      4.7      6.3
                                                         ------   ------   ------
Cash & cash equivalents, end of period                   $  0.1   $  0.6   $  4.7
                                                         ======   ======   ======

                              ARGONAUT GROUP, INC.
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 ($ IN MILLIONS)

                                                                                                Amortization
                                     Future          Other    Premium  Net Invest.  Ben, Loss,   (Deferral)     Other     Premiums
                              DPAC  Benefits  UPR   Payables  Revenue    Income       & LAE         DPAC      Insur. Exp  Written
             Segment          (a)     (b)     (c)     (d)       (e)      (f) (1)       (g)          (h)        (i) (2)      (j)
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995

Workers Comp                  3.6     737.7   43.0     --      176.7      50.5          98.6       (0.9)         56.2      148.9
All Other                     1.0     323.2   21.0     --       31.4      22.1          54.2       (0.1)         12.1       31.1
Unallocable                              --     --     --         --      29.4            --         --            --         --
                              ---   -------   ----             -----     -----         -----        ---          ----      -----
                              4.6   1,060.9   64.0     --      208.1     102.0         152.8       (1.0)         68.3      180.0
                              ===   =======   ====             =====     =====         =====        ===          ====      =====

Year Ended December 31, 1994

Workers Comp                  2.6     822.9   54.3     --      240.2      61.4         167.9       (2.3)         62.4      213.1
All Other                     1.0     373.4   19.2     --       39.5      27.8          39.3        0.5          11.7       35.8
Unallocable                              --     --     --         --      21.5            --         --            --         --
                              ---   -------   ----             -----     -----         -----        ---          ----      -----
                              3.6   1,196.3   73.5     --      279.7     110.7         207.2       (1.8)         74.1      248.9
                              ===   =======   ====             =====     =====         =====        ===          ====      =====

Year Ended December 31, 1993

Workers Comp                  0.3     856.1   57.9     --      280.0      64.6         212.4         --          68.4      247.8
All Other                     1.5     428.0   19.9     --       35.4      32.3          16.8        0.1          13.2       36.5
Unallocable                    --        --     --     --         --      21.2            --         --            --         --
                              ---   -------   ----             -----     -----         -----        ---          ----      -----
                              1.8   1,284.1   77.8     --      315.4     118.1         229.2        0.1          81.6      284.3
                              ===   =======   ====             =====     =====         =====        ===          ====      =====

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