Form 10-Q
period 1996-03-31
ARGONAUT GROUP INC
filed 1996-05-10
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  Quarterly Report Under Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934


            For the Period Ended March 31, 1996
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



As of April 26, 1996 there were outstanding 24,107,097 shares of common stock, par value $.10 per share, of the registrant.

                       ARGONAUT GROUP, INC.
                        TABLE OF CONTENTS





Part I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Balance Sheets
             March 31, 1996 and December 31, 1995..............4

             Consolidated Statements of Income
             Three Months Ended March 31, 1996 and 1995 ........5

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1996
             and 1995...........................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations:

             First Quarter Ended March 31, 1996 and 1995 .......7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K....................8



    Signatures...................................................9

    Exhibit Index...............................................10

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 1996, and the related consolidated statements of income for the three-month periods ended March 31, 1996 and 1995 and the statements of cash flows for the three-month periods ended March 31, 1996 and 1995 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presenta-tion of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

For a description of accounting policies, see notes to financial statements in the Annual Report or the Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                                   March 31, 1996 December 31, 1995
                                      (unaudited)         (audited)
ASSETS
Investments:
  Fixed maturities,
   available for sale, at market        $1,027.3         $1,063.8
   (cost: 1996-$1,009.6; 1995-$1,032.9)
  Equity securities,
   available for sale, at market           405.0            393.4
   (cost: 1996-$278.0; 1995-$252.3)
  Short-term investments                    27.3             34.9
  Securities in transit                      0.9             (2.9)
                                        --------         --------
                                         1,460.5          1,489.2

Cash and cash equivalents                   10.8             23.3
Accrued investment income                   25.8             23.9
Receivables:
  Reinsurance                              198.8            198.6
  Agents' balances                          72.1             74.0
  Accrued retrospective premiums           121.8            127.3
Cost in excess of net assets purchased      43.2             43.9
Unearned premiums on ceded reinsurance       1.7              2.6
Deferred Federal income taxes receivable    18.2             15.7
Other assets                                14.3             13.8
                                         -------         --------
                                        $1,967.2         $2,012.3
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expenses              $1,013.1         $1,060.9
Unearned premiums                           63.9             64.0
Accrued policyholder dividends              (6.7)            (4.9)
Other liabilities                           84.3             81.5
                                        --------         --------
                                         1,154.6          1,201.5
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 24,106,897 and
    24,103,703 shares issued and
    outstanding at 3/31/96 and
    12/31/95, respectively                   2.4              2.4
  Additional paid-in capital                97.8             97.7
  Retained earnings                        618.4            598.9
  Net unrealized appreciation
    on securities                           94.0            111.8
                                        --------         --------
                                           812.6            810.8
                                        --------         --------
                                        $1,967.2         $2,012.3
                                        ========         ========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)



                                                 For the Quarter
                                                 Ended March 31,
                                               ------     ------
Premiums and other revenue:
   Premiums, net                                $47.5      $55.2
   Net investment income                         23.9       25.9
   Gains (losses) on sales of investments        21.0       (0.1)
                                               ------     ------
Total Revenue                                    92.4       81.0
Expenses:
   Losses and loss adjustment expenses           33.0       48.5
   Underwriting, acquisition,
      and insurance expenses                     18.0       15.9
   Amortization of cost in excess of
      net assets purchased                        0.7        0.7
   Policyholder dividends                         0.3       (0.9)
                                               ------     ------
Total Expenses                                   52.0       64.2
                                               ------     ------

Income before income taxes                       40.4       16.8
Provision for income taxes                       13.0        3.0
                                               ------     ------
Net Income                                      $27.4      $13.8
                                               ======     ======

Income Per Common Share:                        $1.14      $0.56

Weighted Average Common Shares              24,104,968 24,665,572
                                            ========== ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           unaudited)


                                              For the Three Months
                                                   Ended March 31,
                                                 1996        1995
                                               ------      ------
Cash flows from operating activities:
  Net income                                    $27.4       $13.8

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 2.4         2.5
    Increase in accrued investment income        (1.9)       (1.4)
    Decrease (increase) in reinsurance
      receivables                                (0.2)        1.6
    Decrease in agents' balances                  1.9         6.7
    Increase in accrued retrospective premiums    5.5        (1.6)
    Increase in unearned premium on ceded
      reinsurance                                 0.9        (1.8)
    Decrease in deferred federal income taxes     7.0         0.2
    Decrease in reserves for losses and
      loss adjustment expenses                  (47.8)      (21.9)
    Decrease in unearned premiums                (0.1)      (17.0)
    Increase (decrease) in accrued
      policyholder dividends                     (1.8)        2.2
    Increase in income taxes payable
      (receivable)                                5.7         2.6
    Other, net                                   (3.5)       (7.7)
                                               -------      ------
                                                 (4.5)      (21.8)
                                               ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments           20.0        30.7
   Sales of equity securities                    15.8         -
   Maturities and mandatory calls
     of fixed maturity investments                1.9         3.6
   Purchases of fixed maturity investments         -           -
   Purchases of equity securities               (41.5)      (34.5)
   Decrease in short-term investments             7.6        35.0
   Other, net                                    (3.8)       (5.2)
                                               ------      ------
                                                  0.0        30.2
                                               ------      ------
Cash flows from financing activities:
  Repurchase of common stock                      -         (21.9)
  Payment of cash dividend                       (8.0)       (7.2)
  Exercise of stock options                       -           -
                                               ------      ------
                                                 (8.0)      (29.1)
                                               ------      ------

Decrease in cash and cash equivalents           (12.5)      (21.3)
Cash and cash equivalents, beginning of period   23.3        29.2
                                               ------      ------
Cash and cash equivalents, end of period        $10.8        $7.9
                                               ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's consolidated net income was $27.4 million ($1.14 per common share) on total revenue of $92.4 million for the current quarter. For the first quarter of 1995, net income was $13.8 million ($0.56 per common share) on total revenue of $81.0 million. Consolidated operating income after tax of $13.8 million for the quarter ended March 31, 1996, compared with $13.8 million for the same period last year. Operating income excludes gain on the sale of investments.

Total revenue includes gains on sales of investments of $21.0 million for the current quarter, compared with a loss of $100,000 for the same period in 1995. Gains during the quarter resulted primarily from Federal Paper Board's sale to International Paper for a combination of cash and International Paper common stock. We cannot anticipate when or if similar gains or losses may occur in the future.

While earned premiums are down from the first quarter of 1995, net written premiums are up. Net written premiums were $53.0 million for the first quarter of 1996, compared with $44.8 million last year. Earned premiums were $47.5 million in the current quarter, compared with $55.2 million for the first quarter of 1995. This decline in earned premiums is due in part to the following factors:

1. Loss experience on recent policy years for Workers Compensation continues to develop more favorably than anticipated, increasing the amount of premium returned to policyholders under retrospectively rated policies.

2. An increasing number of Workers Compensation policies are being written with large deductible provisions, reducing premium, but also reducing exposure to losses.

Loss and loss adjustment expenses decreased to $33.0 million for the first quarter of 1996 from $48.5 million for the same period in 1995. The Company's loss ratio decreased to 70% for the current quarter compared with 86% for the first quarter of 1995. As discussed above this is due to favorable loss experience on workers compensation policies for recent years, and an increase in the number of workers compensation policies written with large deductible provisions.

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


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
- - ----------------------
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
- - ---------------------
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



10-May-96

                          EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.        Description
- - --------        ----------------
  27         Financial Data Schedule for March 31, 1996 Form 10-Q.