Form 10-Q
period 1996-06-30
ARGONAUT GROUP INC
filed 1996-08-09
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  Quarterly Report Under Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934


              For the Period Ended June 30, 1996
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



As of August 9, 1996 there were outstanding 23,957,677 shares of common stock, par value $.10 per share, of the registrant.

                      ARGONAUT GROUP, INC.
                        TABLE OF CONTENTS





Part I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

          Consolidated Balance Sheets
             June 30, 1996 and December 31, 1995..............4

          Consolidated Statements of Income
             Three and Six Months Ended
                 June 30, 1996  and 1995......................5

          Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1996
                and 1995......................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations:

             Second Quarter Ended June 30, 1996
             and 1995.........................................7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K.................8



    Signatures................................................9

    Exhibit Index............................................10

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

For a description of accounting policies, see notes to financial statements in the Annual Report or the Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                                   June 30, 1996  December 31, 1995
                                      (unaudited)         (audited)
ASSETS
Investments:
  Fixed maturities,
   available for sale, at market        $1,002.4         $1,063.8
    (cost: 1996-$992.1; 1995-$1,032.9)
  Equity securities,
   available for sale, at market           422.1            393.4
    (cost: 1996-$292.2; 1995-$252.3)
  Short-term investments                    10.0             34.9
  Securities in transit                     (2.9)            (2.9)
                                        --------         --------
                                         1,431.6          1,489.2

Cash and cash equivalents                    4.1             23.3
Accrued investment income                   21.8             23.9
Receivables:
  Reinsurance                              183.5            198.6
  Agents' balances                          68.1             74.0
  Accrued retrospective premiums           115.4            127.3
Cost in excess of net assets purchased      42.5             43.9
Unearned premiums on ceded reinsurance       1.8              2.6
Deferred Federal income taxes receivable    20.1             15.7
Other assets                                13.5             13.8
                                         -------         --------
                                        $1,902.4         $2,012.3
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expenses              $  981.8         $1,060.9
Unearned premiums                           53.5             64.0
Accrued policyholder dividends              (0.3)            (4.9)
Other liabilities                           68.8             81.5
                                        --------         --------
                                         1,103.8          1,201.5
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 23,968,102 and
    24,103,703 shares issued and
    outstanding at 6/30/96 and
    12/31/95, respectively                   2.4              2.4
  Additional paid-in capital                97.3             97.7
  Retained earnings                        607.7            598.9
  Net unrealized appreciation
    on securities                           91.2            111.8
                                        --------         --------
                                           798.6            810.8
                                        --------         --------
                                        $1,902.4         $2,012.3
                                        ========         ========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)



                                         For the Quarter    For the Six Months
                                          Ended June 30,        Ended June 30,
                                         1996       1995       1996       1995
                                       ------     ------     ------     ------
Premiums and other revenue:
   Premiums, net                        $41.0      $54.7      $88.5     $109.9
   Net investment income                 18.8       26.0       42.7       51.9
   Gains on sales of investments          0.3        0.5       21.3        0.4
                                       ------     ------     ------     ------
Total Revenue                            60.1       81.2      152.5      162.2
                                       ------     ------     ------     ------
Expenses:
   Losses and loss adjustment expenses   35.9       41.3       68.9       89.8
   Underwriting, acquisition,
      and insurance expenses             13.5       15.5       31.5       31.4
   Amortization of cost in excess of
      net assets purchased                0.7        0.7        1.4        1.4
   Policyholder dividends                 7.7        4.3        8.0        3.4
                                       ------     ------     ------     ------
Total Expenses                           57.8       61.8      109.8      126.0
                                       ------     ------     ------     ------

Income before income taxes                2.3       19.4       42.7       36.2
Provision for income taxes                 -         3.7       13.0        6.7
                                       ------     ------     ------     ------
Net Income                              $ 2.3      $15.7      $29.7      $29.5
                                       ======     ======     ======     ======

Income Per Common Share:                $0.10      $0.65      $1.23      $1.21
                                       ======     ======     ======     ======

Weighted Average Common Shares     24,078,867 24,195,093 24,091,917 24,429,032
                                   ========== ========== ========== ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           unaudited)


                                              For the Six Months
                                                   Ended June 30,
                                                 1996        1995
                                               ------      ------
Cash flows from operating activities:
  Net income                                    $29.7       $29.5

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 5.9         5.8
    Increase in accrued investment income         2.1         2.0
    Decrease in reinsurance receivables          15.1        12.1
    Decrease in agents' balances                  5.9        13.9
    Increase in accrued retrospective premiums   11.9         0.6
    Increase (decrease) in unearned premiums
      on ceded reinsurance                        0.8        (2.5)
    Decrease in deferred Federal income tax
      receivables                                 6.8         1.8
    Decrease in reserves for losses and
      loss adjustment expense                   (79.1)      (58.1)
    Decrease in unearned premiums               (10.5)      (32.6)
    Increase (decrease) in accrued
      policyholder dividends                      4.6        (3.3)
    Increase in income taxes payable
      (receivable)                               (2.4)        1.2
    Other, net                                  (11.4)       (5.5)
                                               ------      ------
                                                (20.6)      (35.1)
                                               ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments           33.6        57.0
   Sales of equity securities                    21.7         8.3
   Maturities and mandatory calls
     of fixed maturity investments                6.6         2.0
   Purchases of fixed maturity investments       (2.3)       28.9
   Purchases of equity securities               (61.6)        -
   Decrease in short-term investments            24.9       (40.8)
   Other, net                                     -          (6.0)
                                               ------      ------
                                                 22.9        49.4
                                               ------      ------
Cash flows from financing activities:
  Repurchase of common stock                     (4.6)      (23.0)
  Payment of cash dividend                      (16.9)      (15.2)
  Exercise of stock options                       -           -
                                               ------      ------
                                                (21.5)      (38.2)
                                               ------      ------

Decrease in cash and cash equivalents           (19.2)      (23.9)
Cash and cash equivalents, beginning of period   23.3        29.2
                                               ------      ------
Cash and cash equivalents, end of period         $4.1        $5.3
                                               ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company recorded consolidated net income fo $2.3 million ($0.10 per common share) on total revenue of $60.1 million for the second quarter of 1996, compared with $15.7 million ($0.65 per common share) on total revenue of $81.2 million for the same quarter last year. For the six months ended June 30, 1996, consolidated net income was $29.7 million ($1.23 per common share) on total revenue of $152.5 million, compared with net income of $29.5 million ($1.21 per common share) on total revenue of $162.2 million for the same period in 1995. The results for the quarter and the six months were adversely impacted by establishment of reserves for liabilities under California Proposition 103, described below.

Consolidated operating income after tax was $2.1 million for the quarter ended June 30, 1996, compared with $15.4 million for the same period last year. For the six months ended June 30, 1996, consolidated operating income after tax was $15.9 million, compared with $29.2 million for the same six month period last year. Operating income excludes gains on the sale of investments.

Total revenue includes gains on sales of investments of $300,000 for the current quarter, compared with $500,000 for the second quarter in 1995. For the six months ended June 30, 1996, gains on sales of investments were $21.3 million, compared with $400,000 for the same period last year. We cannot anticipate when or if similar gains may occur in the future.

The week of July 8, 1996 the California Insurance Commissioner adopted a decision by an Administrative Law Judge granting the Insurance Department's Pro-position 103 rate rollback claim for $7.4 millin plus $5.3 million in interest accrued as of July 1, 1996. Although the Company will appeal the decision, it has recorded pre-tax reserves of $12.7 million ($8.2 million net after tax) for the quarter and six months ended June 30, 1996: policyholder dividend expense of $7.4 million, and $5.3 million investment expense.

On November 8, 1988, California voters passed the initiative known as Proposi-tion 103 which provided in part for a rollback of rates for certain lines of business (excluding workers compensation) to 20% below rate levels on November 9, 1987. The Insurance Commissioner previously rejected the rollback exemption application of the Company.

The Company believes that it complied with the rate rollback provisions of Proposition 103 by implementing a 20% reduction in rates and that no refund is due. In addition, the Company believes that the decision is arbitrary and not supported by facts. The Company has paid losses and adjustment expenses to date on the Proposition 103 book of business in excess of earned premium. The Company will vigorously pursue an appeal of the Commissioner's Order.

Other factors reflected in the quarterly results include: a decline in investment income compared to 1995 (excluding the impact of Proposition 103) of $1.9 million for the quarter and $3.9 million year to date, primarily resulting from restructuring the portfolio to include more common stocks; and unfavorable development in the run off lines of business($1.5 million for the quarter, and $3.0 million year to date). There was no similar developement for run off lines last year.

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


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
- ----------------------
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
- ---------------------
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



August 9, 1996

                          EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.        Description
- --------        ----------------
  27         Financial Data Schedule for June 30, 1996 Form 10-Q.