Form 10-Q
period 1996-09-30
ARGONAUT GROUP INC
filed 1996-10-30
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549


                       FORM 10-Q


Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934



           For the Period Ended September 30, 1996
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



Yes  X       No



As of October 28, 1996 there were outstanding 23,869,839 shares of common stock, par value $.10 per share, of the registrant.

                              ARGONAUT GROUP, INC.
                               TABLE OF CONTENTS




Part I.  FINANCIAL INFORMATION:

	Item 1.  Financial Statements:

			Consolidated Balance Sheets
      September 30, 1996 and December 31, 1995.............................4

			Consolidated Statements of Income
			   Three Months and Nine Months Ended
         September 30, 1996 and 1995...................................... 5

			Consolidated Statement of Cash Flows
			    Nine Months Ended September 30, 1996 and 1995.......................6


	Item 2.  Management's Discussion and Analysis of
       			Financial Condition and Results of Operations:

    Third Quarter Ended September 30, 1996 and 1995.........................7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K..............................10


    Signatures.............................................................11

    Exhibit Index..........................................................12

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 1996, and the related consolidated statements of income for the nine-month periods ended
September 30, 1996 and 1995 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

For a description of accounting policies, see notes to financial statements in the Annual Report or the Form 10-K. Certain prior year amounts have been reclassified to conform with the current year's presentation.

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                              September 30, 1996  December 31, 1995
                                      (unaudited)         (audited)
ASSETS
Investments:
  Fixed maturities,
   available for sale, at market        $  962.5         $1,063.8
    (cost: 1996-$953.4; 1995-$1,032.9)
  Equity securities,
   available for sale, at market           435.7            393.4
    (cost: 1996-$293.4; 1995-$252.3)
  Short-term investments                    10.7             34.9
  Securities in transit                       .8             (2.9)
                                        --------         --------
                                         1,409.7          1,489.2

Cash and cash equivalents                    8.2             23.3
Accrued investment income                   24.7             23.9
Receivables:
  Reinsurance                              236.6            198.6
  Agents' balances                          80.0             74.0
  Accrued retrospective premiums           115.4            127.3
Cost in excess of net assets purchased      41.8             43.9
Unearned premiums on ceded reinsurance       1.3              2.6
Deferred Federal income taxes receivable    56.0             15.7
Other assets                                13.8             13.8
                                         -------         --------
                                        $1,987.5         $2,012.3
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expenses              $1,228.4         $1,060.9
Unearned premiums                           67.4             64.0
Accrued policyholder dividends               1.3             (4.9)
Other liabilities                           36.2             81.5
                                        --------         --------
                                         1,333.3          1,201.5
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 23,865,554 and
    24,103,703 shares issued and
    outstanding at 9/30/96 and
    12/31/95, respectively                   2.4              2.4
  Additional paid-in capital                97.2             97.7
  Retained earnings                        456.2            598.9
  Net unrealized appreciation
    on securities                           98.4            111.8
                                        --------         --------
                                           654.2            810.8
                                        --------         --------
                                        $1,987.5         $2,012.3
                                        ========         ========


              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)



                                      For the Quarter      For the Nine Months
                                      Ended September 30,  Ended September 30,
                                         1996       1995       1996       1995
                                       ------     ------     ------     ------
Premiums and other revenue:
   Premiums, net                       $32.4       $52.0     $120.9     $161.9
   Net investment income                23.1        24.6       65.8       76.5
   Gains on sales of investments         0.0         0.7       21.3        1.1
                                       ------     ------     ------     ------
Total Revenue                           55.5        77.3      208.0      239.5
                                       ------     ------     ------     ------
Expenses:
   Losses and loss adjustment expenses 252.5        44.0      321.4      133.8
   Underwriting, acquisition,
      and insurance expenses            18.2        18.1       49.7       49.5
   Amortization of cost in excess of
      net assets purchased               0.7         0.7        2.1        2.1
   Policyholder dividends                0.4         3.3        8.4        6.7
                                       ------     ------     ------     ------
Total Expenses                         271.8        66.1      381.6      192.1
                                       ------     ------     ------     ------

Income before income taxes            (216.3)       11.2     (173.6)      47.4
Provision for income taxes             (77.0)        0.9      (64.0)       7.6
                                       ------     ------     ------     ------
Net Income                           ($139.3)      $10.3    ($109.6)     $39.8
                                       ======     ======     ======     ======

Income Per Common Share:              ($5.82)      $0.43     ($4.56)     $1.64
                                       ======     ======     ======     ======

Weighted Average Common Shares     23,928,390 24,170,156 24,037,012 24,341,792
                                   ========== ========== ========== ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           (unaudited)


                                                         For the Nine Months
                                                          Ended September 30,
                                                            1996        1995
                                                          ------      ------
Cash flows from operating activities:
  Net income                                             ($109.6)      $39.8

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                            8.5         8.8
    Decrease (increase) in accrued investment income        (0.8)        1.6
    Decrease (increase) in reinsurance receivables         (38.0)       34.1
    Decrease (increase) in agents' balances                 (6.0)        7.0
    Decrease (increase) in accrued retrospective premiums   11.9        (3.8)
    Decrease (increase) in unearned premiums
      on ceded reinsurance                                   1.3        (1.4)
    Decrease (increase) in deferred Federal income tax
      receivables                                          (33.0)        4.4
    Increase (decrease) in reserves for losses and
      loss adjustment expense                              167.5      (101.4)
    Increase (decrease) in unearned premiums                 3.4       (24.1)
    Increase (decrease) in accrued
      policyholder dividends                                 6.2        (7.1)
    Increase in income taxes receivable                    (40.0)       (0.5)
    Other, net                                              (7.3)        1.0
                                                           ------      ------
                                                           (35.9)      (41.6)
                                                           ------      ------
 Cash flows from investing activities:
   Sales of fixed maturity investments                      33.6        59.5
   Sales of equity securities                               23.2         2.0
   Maturities and mandatory calls
     of fixed maturity investments                          61.3        78.0
   Purchases of fixed maturity investments                 (19.8)       (1.0)
   Purchases of equity securities                          (64.3)      (86.9)
   Decrease in short-term investments                       24.2        21.3
   Other, net                                               (3.7)       (4.8)
                                                           ------      ------
                                                            54.5        68.1
                                                           ------      -----
Cash flows from financing activities:
  Repurchase of common stock                                (8.4)      (23.6)
  Payment of cash dividend                                 (25.8)      (23.2)
  Exercise of stock options                                  0.5         0.2
                                                           ------       -----
                                                           (33.7)      (46.6)
                                                           ------      ------

Decrease in cash and cash equivalents                      (15.1)      (20.1)
Cash and cash equivalents, beginning of period              23.3        29.2
                                                           ------      ------
Cash and cash equivalents, end of period                    $8.2        $9.1
                                                           ======      ======

Item 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED OPERATING RESULTS

The Company recorded a consolidated net loss of $139.3 million ($5.82 per common share) on total revenue of $55.5 million, compared to net income of $10.3 million ($0.43 per common share) on total revenue of $77.3 million for the same quarter last year. Results for the current quarter were substantially affected by the establishment of increased loss reserves, principally relating to certain general liability and reinsurance policies described below. The majority of the increased losses relate to policies written prior to 1979. For the nine months ended September 30, 1996, the consolidated net loss was 109.6 million ($4.56 per common share) and total revenue was $208 million, compared to net income of $39.8 million
($1.64 per common share) and total revenue of $239.5 million for the same period in 1995.

Excluding gains on sales of investments, the consolidated operating loss after taxes was $139.3 million for the 1996 third quarter, compared to an operating income after taxes of $9.8 million for the same period last year. For the nine months ended September 30, 1996, the consolidated operating loss after taxes was $123.5 million, compared to operating income after taxes of $39.1 million for the same period last year. For the current quarter, the Company recorded no gain or loss on the sale of investments, compared to a $700,000 gain recorded for the third quarter of 1995. For the nine months ended September 30, 1996, gains on sales of investments were $21.3 million, compared with $1.1 million for the same period last year.

Net income before taxes for the current quarter and the nine months ended September 30, 1996 reflects charges for increased loss reserves totaling $229 million, including a $103 million charge for adverse developments affecting certain general liability policies, and $123 million for unfavorable loss developments under reinsurance contracts assumed in the early- and mid-1970's. The reserve increase for reinsurance assumed, and $23.5 million of the increases for general liability principally relate to asbestos and environmental exposure. Reinsurance assumed has not been written since the mid-1970's and is in a run-off mode. General liability asbestos and environmental claims relate primarily to policies written in the 1970's and early 1980's.

Establishing reserve liabilities for asbestos and environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies, and the disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies and difficulties in identifying the responsible parties add further to the complexity of reserve estimation for these claims. To best manage these uncertainties, Argonaut has long had, and recently expanded, a special claims unit dedicated to handling asbestos and environmental claims and the run-off of assumed reinsurance and medical malpractice claims.

Because the company was primarily a reinsurer in the asbestos and environmental lines, claims are handled by the primary insurance carrier. There has been a significant increase in the number of new claims received by the primary insurance carriers, and many of their existing claims have recently been settled and paid, or difficult coverage issues resolved through litigation. This has resulted in a sharp increase in the number and severity of new claims being reported to reinsurers, including claims relating to Argonaut's coverage during the period from 1971 through 1975. As a result of this recent trend, sources such as A.M. Best and the Reinsurance Association of America have developed better industry data regarding the potential future liability for this line.

The additional adjustments made in general liability relate primarily to construction defect claims, and claims relating to the construction of the subway system in Los Angeles, California. General liability policies for contractors, later construed to cover construction defects, were written for the most part from 1984 through 1990, with claims limited primarily to California and Hawaii. Recent court decisions, including a significant case decided in June, 1996, and increasing claim activity led the Company to do an extensive review of this area, including a policy-by-policy review by the claims staff to estimate potential exposure, and a detailed actuarial review.

Additional reserves were also required for significant damage claims relating to tunneling and construction for the subway project administered by the Los Angeles County Metropolitan Transportation Agency (LACMTA). Company policies covering the LACMTA were non-renewed effective June 30, 1996.

In the opinion of management, the company's reserves for each of these liability issues at September 30, 1996 represent the company's best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to significant uncertainties and related management judgments, however, there can be no assurance that future loss development, favorable or unfavorable, can be accurately predicted.

On August 30,1996, the Los Angeles County Metropolitan Transportation Authority (MTA) filed a civil action against the Company alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance.

The Company will be responding to the Complaint on or before November 8, 1996, and at this time intends, among other things, to bring certain counterclaims against the MTA, and possibly others, in connection with the facts underlying the lawsuit. The Company believes it has meritorious defenses, and intends to vigorously contest these claims. The Company is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of the lack of any discovery conducted in the case, and the preliminary investigation conducted thus far.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the Company have been met by funds provided from premiums and investment income as well as maturities of invested assets. The primary use of funds was to pay claims, policy benefits, operating expenses, and commissions and to purchase new investments.

Management believes that the Company maintains sufficient liquidity to pay claims and expenses. Management also believes that the Company possesses adequate capital resources to cover unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. Although the results for the third quarter and year to date were significantly impacted by large loss reserve increases, the Company's book value at the end of the quarter was $654 million, or $27.41 per common share. Given that, and with no long-term debt on the balance sheet, Argonaut Group remains well capitalized and financially strong.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


At the Company's Annual Meeting of Shareholders held on April 23, 1996, the following individuals were elected to the Board of Directors:

            	    Votes For     Votes Withheld
[S]                 [C]           [C]
Charles E. Rinsch    21,706,873	   203,804
George A. Roberts    21,700,682	   209,995
Arthur Rock	     21,707,766	   202,911
Fayez S. Sarofim     21,709,035	   201,642
Henry E. Singleton   21,701,126	   209,551


The following proposal was approved at the Company's Annual Meeting:
                               Affimative    Negative      Votes
                               Votes         Votes         Withheld
[S]                            [C]           [C]           [C]
Amendment of the Company's
1986 Stock Option Plan,
increasing the number of
shares of Common Stock
issuable under the plan from
1,500,000 to 2,000,000.	        20,473,935     855,823      580,919


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


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



October 29, 1996

                               EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.  	Description

  27    Financial Data Schedule for September 30, 1996 Form 10-Q