Form 10-K405
period 1996-12-31
ARGONAUT GROUP INC
filed 1997-03-14
CIK 800082

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
                                 ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 1996     Commission File No. 0-14950

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

As of February 28, 1997, registrant had 23,808,544 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on February 28, 1997 of such stock on the National Association of Securities Dealers, Inc. Automated Quotation System) was approximately $684 million.


                      DOCUMENTS INCORPORATED BY REFERENCE:
    Part II:  Excerpts from Annual Report to Shareholders for the Year Ended
                               December 31, 1996

    Part III:  Excerpts from Proxy Statement for the 1997 Annual Meeting of
                                 Shareholders

                              Argonaut Group, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1996


                               TABLE OF CONTENTS


                                                                                          Page
                                     PART I

Item  1.         Business                                                                   2
Item  2.         Properties                                                                10
Item  3.         Legal Proceedings                                                         11
Item  4.         Submission of Matters to a Vote of Security Holders                       11

                                    PART II

Item  5.         Market for Registrant's Common Equity and Related
                          Stockholder Matters                                              12
Item  6.         Selected Financial Data                                                   12
Item  7.         Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                    12
Item  8.         Financial Statements and Supplementary Data                               13
Item  9.         Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                              13

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant                        13
Item 11.         Executive Compensation                                                    13
Item 12.         Security Ownership of Certain Beneficial Owners
                          and Management                                                   13
Item 13.         Certain Relationships and Related Transactions                            13

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K           14

                                     PART I

ITEM 1.  BUSINESS

Introduction

Argonaut Group, Inc. ("Argonaut Group") is a holding company whose subsidiaries are primarily engaged in the selling, underwriting, and servicing of workers compensation and other lines of property-casualty insurance. Workers compensation accounted for 80% of premiums in 1996. See "Item 6. Selected Financial Data" for certain financial information regarding industry segments in which the Company operates. Argonaut Group was incorporated in Delaware and was a wholly-owned subsidiary of Teledyne, Inc. ("Teledyne") until 1986, when Teledyne distributed to its shareholders all of the outstanding shares of common stock of Argonaut Group. Argonaut Group's executive offices are located at 1800 Avenue of the Stars, Suite 1175, Los Angeles, California 90067, telephone 310.553.0561. The term "the Company" refers to Argonaut Group and all its subsidiaries.

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

Workers Compensation

Workers compensation insurance is a statutory system which provides for compensation of a policyholder's employees and their dependents for injuries (other than self-inflicted wounds) arising out of or suffered in the course of the employee's employment, even though the injuries may have resulted from the negligence or wrongful conduct of the employee himself or any other person. Workers compensation insurance is sold primarily by Argonaut Insurance and its subsidiaries. Premiums for this line of business were $129.5 million, $176.7 million, and $240.2 million, in 1996, 1995, and 1994, respectively.

Other Property-Casualty Insurance

This product includes general and automobile liability, commercial multiple-peril, and various other insurance coverages. Premiums for these product lines were $32.2 million, $31.4 million, and $39.5 million, in 1996, 1995, and 1994, respectively.

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

Argonaut Insurance's limit of retention on its primary reinsurance treaty is $2 million. Great Central's limit of retention is $500,000 on the property treaty and $300,000 on the casualty treaty.

Incorporated herein by reference is the information appearing as "Note 3 - Reinsurance" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Competition

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best, a leading insurance industry rating and analysis firm, as of December 31, 1996 there are about 3,340 property-casualty insurance companies operating in the United States, with the 100 largest companies (groups and unaffiliated) writing about 80% of the industry's premiums.

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

Regulation

In January, 1996 the California Department of Insurance notified Argonaut Insurance Company of it's obligation under the rollback provisions of Proposition 103 and a hearing on the Company's obligation was commenced before an Administrative Law Judge. In July, 1996, the California Insurance Commissioner adopted a decision by the Administrative Law Judge granting the Insurance Department's Proposition 103 rate rollback claim. Argonaut Insurance Company has appealed the Insurance Commissioner's rejection of its rollback exemption application but recorded its potential obligation and related interest expense. This is discussed in the Notes to the Consolidated Financial Statements of the Annual Report incorporated herein by reference as "Note 11 - Commitments and Contingencies". See Exhibit Index.

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

As of December 31, 1996, preliminary calculations show that the Company's insurance subsidiaries' RBC coverage far exceeds the minimum required.

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

Under the provisions of the California Insurance Code, there is a maximum amount of shareholder dividends which can be paid without prior approval of the Insurance Commissioner. Under these provisions, as of December 31, 1996, Argonaut Insurance could pay to Argonaut Group a maximum dividend of $17.6 million without the Insurance Commissioner's approval.

Marketing

Argonaut Insurance and Great Central Insurance operate in substantially different markets.

Incorporated herein by reference is the information appearing as "Note 1 - Business and Significant Accounting Policies" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Argonaut Insurance Company is authorized to operate in all 50 states. Its primary line of business, workers compensation insurance, accounts for 93% of its premiums (80% of total consolidated premiums). These policies are primarily written on a retrospective rating basis or with large deductible provisions. For retrospectively rated policies, Argonaut Insurance's risk regarding inadequate price levels is mitigated to a certain extent as the insured will have to pay additional premiums (or will be refunded premiums) based upon their actual loss experience.

Great Central is authorized to operate in 33 states and considers itself to be a specialty company with a defined target market. Great Central's dominant products are commercial multiple-peril and workers compensation insurance. Great Central's policies are marketed through agents.

Neither Argonaut Insurance nor Great Central market any of their policies through managing general agents.

Run Off Lines

Incorporated herein by reference is the information appearing as "Note 12 - Run Off Lines" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Loss ratios for the run off line of business are not meaningful as there are no current year premiums associated with the current year losses on this line of business.

Investments

The Company's investment portfolio continues to emphasize high quality fixed income investments. As a percentage of the total investment portfolio, U.S. Treasury securities continue to comprise the majority of the Company's holdings. Obligations of states and political subdivisions have decreased from 1995 as a result of maturities and sales. The proceeds from these maturities and sales were re-invested in high quality preferred and common stocks and Other U.S. Government Obligations (FNMA and FHLM). Corporate securities on hand have decreased to zero as a result of a call.

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

Reserves for Losses and Loss Adjustment Expenses

Incorporated herein by reference is the information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Results of Operations" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1996 and in "Note 4 - Reserves for Losses and Loss Adjustment Expenses" in the Notes to the
Consolidated Financial Statements of the Annual Report.   See Exhibit Index.

Reserves for environmental claims were $116.5 million and $46.2 million at December 31, 1996 and 1995, respectively. Reserves for asbestos claims were $113.7 and $72.7 million at December 31, 1996 and 1995. The Company recorded additional loss reserves of $229 million in the third quarter. The increased claim costs are related mostly to asbestos and environmental exposure on certain general liability policies written in the 1970s and early 1980s, and from reinsurance contracts assumed in the early 1970s. Additional charges also relate to construction defect claims related to general liability policies written for the most part from 1984 through 1990, and claims stemming from construction of the subway system administered by the Los Angeles County Metropolitan Transportation Agency (LACMTA). Company policies covering the LACMTA construction were non-renewed effective June 30, 1996.

Establishing reserve liabilities for asbestos and environmental claims is subject to significant uncertainties that make reserve estimation difficult. Legal decisions have tended to expand insurance coverage beyond the intent of the policies, and the disposition of such claims often requires lengthy and costly litigation. Uncertainties as to required clean-up remedies and difficulties in identifying the responsible parties add further to the complexity of reserve estimation for these claims. To best manage these uncertainties, Argonaut Insurance Company has long had, and recently expanded, a special claims unit dedicated to handling asbestos and environmental claims and the run-off of assumed reinsurance and medical malpractice claims.

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

The additional adjustments made in general liability relate primarily to construction defect claims, and claims relating to the construction of the subway system in Los Angeles. General liability policies for contractors, later construed to cover construction defects, were written for the most part from 1984 through 1990, with claims limited primarily to California and Hawaii. Recent court decisions, including a significant case decided in June, 1996, and increasing claim activity led the Company to do an extensive review of this area, including a policy-by-policy review by the claims staff to estimate potential exposure, and a detailed actuarial review.

In the opinion of management, the Company's reserves for each of these liability issues represent the Company's best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to significant uncertainties and related management judgments, however, there can be no assurance that future loss development, favorable or unfavorable, can be accurately predicted.

The following tables indicate the manner in which reserves for losses and loss adjustment expenses at the end of a particular year change as time passes. The first table (Table I) presented is net of the effects of reinsurance. The second table (Table II) presented includes only amounts related to direct insurance. Reserves for losses and loss adjustment expenses and cumulative amounts paid on direct insurance are not available prior to 1989; therefore, the second table reflects only the past seven years of development.

The first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 1996.

Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

 Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)
                              (Net of Reinsurance)

                        -----------------------------------------------------------------------------------------------------------
                             1987        1988      1989       1990       1991       1992       1993      1994      1995      1996
                             ----        ----      ----       ----       ----       ----       ----      ----      ----      ----
Reserves for Losses
  and LAE (a)              $1,303.6   $1,309.6   $1,337.0   $1,348.5   $1,287.8   $1,201.9   $1,107.6  $1,011.4    $892.9    $985.8
Cumulative Amount
  Paid as of: (b)
One year later                227.0      220.7      260.0      313.1      307.3      276.9      259.9     239.7     214.2
Two years later               382.3      384.4      464.9      537.5      525.8      489.2      444.7     417.9
Three years later             505.8      519.1      603.2      698.5      697.6      638.9      588.8
Four years later              605.0      613.0      704.4      835.7      821.4      759.5
Five years later              678.6      680.8      801.7      940.1      919.5
Six years later               734.8      752.2      884.5    1,021.3
Seven years later             793.1      819.7      952.3
Eight years later             853.4      876.2
Nine years later              901.7
Reserves Reestimated
  as of:
One year later              1,316.0    1,289.1    1,317.2    1,358.3    1,285.2    1,197.1    1,086.8     996.5   1,073.6
Two years later             1,287.9    1,262.5    1,284.7    1,356.9    1,311.9    1,202.0    1,083.0   1,180.8
Three years later           1,277.1    1,195.5    1,261.3    1,381.9    1,315.9    1,203.0    1,283.4
Four years later            1,209.4    1,175.9    1,282.9    1,374.1    1,325.9    1,403.1
Five years later            1,196.8    1,176.4    1,257.5    1,384.9    1,514.9
Six years later             1,191.2    1,153.0    1,265.3    1,572.0
Seven years later           1,163.7    1,157.5    1,442.0
Eight years later           1,168.1    1,322.8
Nine years later            1,320.4
Cumulative (Deficiency)
  Redundancy:(c)             ($16.8)    ($13.2)   ($105.0)   ($223.5)   ($227.1)   ($201.2)   ($175.8)  ($169.4)  ($180.7)

(a) Reserves for Losses and LAE, net of reserves for reinsurance
(b) Cumulative amount paid, net of reinsurance payments
(c) Represents changes of net reserves between the original estimate (for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Reestimated reserves are calculated by adding cumulative amount paid to unpaid loss and ALAE and IBNR at year end for each accident year.

 Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)
                            (Direct Insurance Only)

                        -----------------------------------------------------------------------------------------------------------
                           1987    1988      1989        1990       1991       1992        1993       1994       1995       1996
                           ----    ----      ----        ----       ----       ----        ----       ----       ----       ----
Reserves for Losses
  and LAE (a)               NA      NA      $1,587.4    $1,561.8   $1,494.4   $1,390.9    $1,284.1   $1,196.3   $1,060.9   $1,193.7
Cumulative Amount
  Paid as of: (b)
One year later              NA      NA         509.2       384.7      355.7      325.6       288.3      267.5      245.2
Two years later             NA      NA         770.5       656.2      621.6      564.4       499.3      474.8
Three years later           NA      NA         954.4       862.6      818.2      739.3       668.9
Four years later            NA      NA       1,097.1     1,023.5      965.1      884.2
Five years later            NA      NA       1,216.7     1,149.2    1,086.1
Six years later             NA      NA       1,318.7     1,252.8
Seven years later           NA      NA       1,408.1
Eight years later           NA      NA
Nine years later            NA
Reserves Reestimated
  as of:
One year later              NA      NA       1,770.2     1,619.3    1,512.6    1,414.2     1,291.7    1,179.7    1,300.3
Two years later             NA      NA       1,764.0     1,645.8    1,570.2    1,448.8     1,278.8    1,423.1
Three years later           NA      NA       1,772.2     1,702.3    1,603.7    1,440.6     1,533.8
Four years later            NA      NA       1,829.1     1,719.7    1,604.2    1,694.5
Five years later            NA      NA       1,820.3     1,723.6    1,841.5
Six years later             NA      NA       1,823.6     1,956.8
Seven years later           NA      NA       2,045.6
Eight years later           NA      NA
Nine years later            NA
Cumulative (Deficiency)
  Redundancy: (c)           NA      NA       ($458.2)    ($395.0)   ($347.1)   ($303.6)    ($249.7)   ($226.8)   ($239.4)


(a) Reserves for Losses and LAE, excluding effects of reinsurance
(b) Cumulative amount paid, excluding effects of reinsurance
(c) Represents changes of direct reserves between the original estimate (for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Reestimated reserves are calculated by adding cumulative amount paid to unpaid loss and ALAE and IBNR at year end for each accident year.
NA: Not available

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

                                         Year Ended December 31,
                                       --------------------------
                                         1996      1995    1994
                                       -------   -------  -------
Ratio of:
Premium-to-surplus                         0.3       0.3      0.4
                                       =======   =======  =======

Reserves-to-surplus                        2.0       1.4      1.6
                                       =======   =======  =======

The Company believes that  its 1996 capital ratios are satisfactory.

Ratings

The Company's insurance subsidiaries are rated annually by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. Argonaut Insurance and its pooled subsidiaries were awarded an "A+" (Superior) rating in 1996 and 1995. An "A+" rating is the second highest rating A.M. Best awards. Great Central is rated separately and was awarded an "A-" (Excellent) rating in both 1996 and 1995. "A-" is the fourth highest of A.M. Best's ratings.

During 1996, Standard & Poor's affirmed its "AA+" rating to the claims-paying ability of Argonaut Insurance and its pooled subsidiaries.

Employees

At December 31, 1996, the Company employed 602 full-time employees. Of this total, Argonaut Insurance employed 487 people (407 professional/managerial and 80 clerical/operational). Great Central employed 100 people (65
professional/managerial and 35 clerical/operational).   Argonaut Group employed
15 people (14 professional/managerial and 1 clerical/operational).   The
Company is not a party to any collective bargaining agreements.

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

The Company has responded to the Complaint, and brought certain counterclaims against the MTA, and possibly others, in connection with the facts underlying the lawsuit. The Company believes it has meritorious defenses, and intends to vigorously contest these claims. The Company is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of the lack of any discovery conducted in the case, and the preliminary investigation conducted thus far.

Argonaut Insurance Company and Argonaut Southwest Insurance Company have been sued in two recent lawsuits brought on behalf of an alleged classes of purchasers of retrospectively rated worker's compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. The two lawsuits are El Chico Restaurants, Inc. and Southwest Cafes of Tennessee, Inc. v. The Aetna Casualty and Surety Company, et al, Civil Action No. 3;97-0113, pending in the United States District Court for the Middle District of Tennessee, Nashville Division, filed on January 8, 1997; and El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al, Civil Action No. 197-927, pending in the United States District Court for the Southern District of Georgia, Augusta Division, filed on January 10, 1997. Responsive pleadings have not yet been filed by any of the defendants. The company intends to vigorously defend these lawsuits. Management is unable to determine the potential financial impact of these lawsuits at this time.

The insurance subsidiaries of Argonaut Insurance are parties to various legal proceedings which are considered routine and incidental to their business and are not material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded in the over-the-counter market and is included in the NASDAQ National Market System. The closing price on February 28, 1997 was $28.75 per share. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1996, is incorporated herein by reference. See Exhibit Index.

Holders of Common Stock

The number of holders of record of the Company's Common Stock as of February 28, 1997 was 8,768.

Dividends

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1996 and in "Note 6 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements of the Annual Report, is incorporated herein by reference. See Exhibit Index.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1996, is incorporated herein by reference. See Exhibit Index.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1996, is incorporated herein by reference. See Exhibit Index.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants and consolidated financial statements and related notes of Argonaut Group, Inc. and subsidiaries listed on the index to financial statements set forth in Item 14(a)1 of this Form 10-K Report are incorporated herein by reference to the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1996.

The Company does not identify each asset with any one line of business and any such allocation would be arbitrary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information appearing under the captions "Election of Directors", "Executive Officers", and "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers", "Indemnity Agreements", "Pension Plan", and "Compensation of Directors" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 22, 1997.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 22, 1997.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a)1.            Financial Statements

                 Selected Financial Data

                 Report of Independent Public Accountants

                 Consolidated Balance Sheets  -  December 31, 1996 and 1995

                 Consolidated Statements of Income
                 For the Years Ended December 31, 1996, 1995, and 1994


                 Consolidated Statements of Shareholders' Equity
                 For the Years Ended December 31, 1996, 1995, and 1994

                 Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1996, 1995, and 1994

                 Notes to Consolidated Financial Statements

                 Quarterly Financial Data (Unaudited)

                 Common Stock Market Prices (Unaudited)

                 Management's Discussion and Analysis of Results of Operations and Financial Condition


(a)2.            Financial Statement Schedules

                 Report of Independent Public Accountants on Schedules


                 SCHEDULE I - Condensed Financial Information of Registrant December 31, 1996 and 1995

                 SCHEDULE V - Supplementary Insurance Information
                 December 31, 1996, 1995, and 1994

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

10.3 Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).

10.4 Argonaut Group, Inc. 1986 Stock Option Plan, as amended (incorporated by reference to the Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 13, 1987).

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

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1996:

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

23.      Consent of Independent Public Accountants

27.      Financial Data Schedule for December 31, 1996 Form 10-K.

(b)      Reports on Form 8-K
         There were no Reports filed on Form 8-K for the quarter ended December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ARGONAUT GROUP, INC.

                                                 By  /s/  Charles E. Rinsch
                                                   ----------------------------
                                                     Charles E. Rinsch
                                                     President


Date:  March 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                       Title                           Date
---------                       -----                           ----

/s/ Charles E. Rinsch           President, Chief Executive      March 14, 1997
------------------------        Officer, and Director
Charles E. Rinsch


/s/ James B Halliday            Vice President, Secretary,      March 14, 1997
------------------------        and Treasurer (principal
James B Halliday                financial and accounting
                                officer)



/s/ George A. Roberts           Director                        March 14, 1997
------------------------
George A. Roberts


/s/ Henry E. Singleton          Director                        March 14, 1997
------------------------
Henry E. Singleton

/s/ Arthur Rock                 Director                        March 14, 1997
------------------------
Arthur Rock

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 5, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





                                              ARTHUR ANDERSEN LLP


San Francisco, California
  January 5, 1997

                              ARGONAUT GROUP, INC.
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                ($ in millions)


BALANCE SHEET
                                                                   December 31,
                                                         -------------------------------
Assets                                                       1996                1995
                                                         -----------         -----------
   Short-term investments                                $       3.1         $       5.8
   Cash & cash equivalents                                       0.2                 0.1
   Investment in subsidiary                                    538.5               708.9
   Cost in excess of net assets purchased                       41.1                43.9
   Deferred Federal income taxes receivable                    102.8                75.3
   Other assets                                                  8.3                 6.4
                                                         -----------         -----------
                                                         $     694.0         $     840.4
                                                         ===========         ===========

Liabilities & Shareholders' Equity
   Income taxes payable                                  $       1.2         $       0.3
   Other liabilities                                             0.3                 0.4
   Due from/(to) subsidiaries                                   27.2                28.9
   Shareholders' equity                                        665.3               810.8
                                                         -----------         -----------
                                                         $     694.0         $     840.4
                                                         ===========         ===========





STATEMENT OF OPERATIONS                                            For The Year Ended December 31,
                                                         ----------------------------------------------------
                                                             1996                1995                 1994
                                                         -----------         -----------          -----------
Revenues                                                 $       4.4         $      12.6          $       3.2

Expenses:
   Amortization of cost in excess of net assets                  2.8                 2.8                  2.8
   Other expenses                                                4.0                12.6                  4.1
                                                         -----------         -----------          -----------


Loss before tax and undistributed earnings                      (2.4)               (2.8)                (3.7)
Provision for income taxes                                       4.5                 2.1                  1.7
                                                         -----------         -----------          -----------
Net loss before equity in earnings of subsidiary                (6.9)               (4.9)                (5.4)
Equity (loss) in undistributed earnings of subsidiary          (87.1)               61.8                 82.1
                                                         -----------         -----------          -----------

Net Income (loss)                                        $     (94.0)        $      56.9          $      76.7
                                                         ===========         ===========          ===========

                              ARGONAUT GROUP, INC.
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                ($ in millions)


STATEMENT OF CASH FLOWS                                                      For The Year Ended December 31,
                                                                      -----------    -----------    -----------
                                                                          1996           1995           1994
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                  $     (94.0)   $      56.9    $      76.7
                                                                      -----------    -----------    -----------
   Adjustments to reconcile net income to
      net cash provided by operations:
      Amortization                                                            2.8            2.8            2.8
      Undistributed loss (earnings) in subsidiary                           118.6          (72.2)         (95.2)
      Dividend from subsidiary                                               45.0           42.8           31.6
      Decrease in deferred Federal income taxes
        (payable) receivable                                                (27.5)          12.3           18.0
      Decrease (increase) in due from/to subsidiaries                        (1.7)          18.4           14.2
      Increase in income taxes payable                                        0.9            2.2            1.4
      Other, net                                                             (2.1)          (1.5)         (13.1)
                                                                      -----------    -----------    -----------
                                                                             42.0           61.7           36.4
                                                                      -----------    -----------    -----------
Cash flows from investing activities:
   Decrease (increase) in short-term investments                              2.7           (5.8)           9.8
                                                                      -----------    -----------    -----------
                                                                              2.7           (5.8)           9.8
                                                                      -----------    -----------    -----------

Cash flows from financing activities:
   Repurchase of common stock                                               (10.8)         (25.8)         (21.9)
   Payment of cash dividend                                                 (34.6)         (31.1)         (28.7)
   Exercise of stock options                                                  0.8            0.5            0.3
                                                                      -----------    -----------    -----------
                                                                            (44.6)         (56.4)         (50.3)
                                                                      -----------    -----------    -----------

Increase (decrease) in cash & cash equivalents                                0.1           (0.5)          (4.1)
Cash & cash equivalents, beginning of period                                  0.1            0.6            4.7
                                                                      -----------    -----------    -----------
Cash & cash equivalents, end of period                                $       0.2    $       0.1    $       0.6
                                                                      ===========    ===========    ===========

                              ARGONAUT GROUP, INC.
                                   SCHEDULE V
                      SUPPLEMENTARY INSURANCE INFORMATION
                 Years Ended December 31, 1996, 1995, and 1994
                                ($ in millions)


                                             Future             Other     Premium
                                    DPAC    Benefits    UPR   Payables    Revenue
                  Segment            (a)       (b)      (c)      (d)        (e)
---------------------------------------------------------------------------------
Year Ended December 31, 1996

Workers Comp                          4.1     659.5     47.3      -        129.5
All Other                             1.2     534.2     18.0      -         32.2
Unallocable                                     -        -        -          -
                                 --------  -------- --------   -------- --------
                                      5.2   1,193.7     65.3      -        161.7
                                 ========  ======== ========   ======== ========

Year Ended December 31, 1995

Workers Comp                          3.6     737.7     43.0      -        176.7
All Other                             1.0     323.2     21.0      -         31.4
Unallocable                                     -        -        -          -
                                 --------  -------- --------   -------- --------
                                      4.6   1,060.9     64.0      -        208.1
                                 ========  ======== ========   ======== ========

Year Ended December 31, 1994

Workers Comp                          2.6     822.9     54.3      -        240.2
All Other                             1.0     373.4     19.2      -         39.5
Unallocable                                     -        -        -          -
                                 --------   ------- --------   -------- --------
                                      3.6   1,196.3     73.5      -        279.7
                                 ========   ======= ========   ======== ========


                                                                    Amortization
                                            Net Invest.  Ben, Loss,   (Deferral)      Other     Premiums
                                              Income        & LAE        DPAC      Insur. Exp    Written
                  Segment                     (f) (1)        (g)          (h)        (i) (2)       (j)
--------------------------------------------------------------------------------------------------------
                                                                        <            <
Year Ended December 31, 1996

Workers Comp                                    42.3         81.2         (0.5)        52.9       147.5
All Other                                       34.3        265.0         (0.1)        11.8        28.6
Unallocable                                     12.9          -            -            -           -
                                            --------     --------     --------     --------    --------
                                                89.5        346.2         (0.6)        64.7       176.1
                                            ========     ========     ========     ========    ========

Year Ended December 31, 1995

Workers Comp                                    50.5         98.6         (0.9)        56.2       148.9
All Other                                       22.1         54.2         (0.1)        12.1        31.1
Unallocable                                     29.4          -         -            -              -
                                            --------     --------     --------     --------    --------
                                               102.0        152.8         (1.0)        68.3       180.0
                                            ========     ========     ========     ========    ========

Year Ended December 31, 1994

Workers Comp                                    61.4        167.9         (2.3)        62.4       213.1
All Other                                       27.8         39.3          0.5         11.7        35.8
Unallocable                                     21.5          -         -            -              -
                                            --------     --------     --------     --------    --------
                                               110.7        207.2         (1.8)        74.1       248.9
                                            ========     ========     ========     ========    ========


(a)  Deferred Policy Acquisition Costs
(b)  Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)  Unearned Premiums
(d)  Other Policy Claims and Benefits Payable
(e)  Premium Revenue
(f)  Net Investment Income segment's share of investable funds
(g)  Benefits, Claims, and Claim Adjustment Expenses
(h)  Amortization of Deferred Policy Acquisition Costs
(i)  Other Insurance Expenses
(j)  Premiums Written
(1)  Net investment income allocated based upon each
(2) Other insurance expenses allocated based on specific identification, where possible, and related activities.

                                 EXHIBIT INDEX
Exhibit
  No.                              Document

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

10.3 Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).

10.4 Argonaut Group, Inc. 1986 Stock Option Plan, as amended (incorporated by reference to the Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 13, 1987).

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

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1996:

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

27.      Financial Data Schedule for December 31, 1996 Form 10-K.