Form 10-Q
period 1997-03-31
ARGONAUT GROUP INC
filed 1997-05-29
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  Quarterly Report Under Section 13 or 15 (d) of the Securities
                      Exchange Act of 1934


            For the Period Ended March 31, 1997
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



As of May 9, 1997 there were outstanding 23,822,103 shares of common stock, par value $.10 per share, of the registrant.

                       ARGONAUT GROUP, INC.
                        TABLE OF CONTENTS





Part I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

             Consolidated Balance Sheets
             March 31, 1997 and December 31, 1996..............4

             Consolidated Statements of Income
             Three Months Ended March 31, 1997 and 1996 ........5

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1997
             and 1996...........................................6


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations:

             First Quarter Ended March 31, 1997 and 1996 .......7


Part II. OTHER INFORMATION:

    Item 6.  Exhibits and Reports on Form 8-K....................8



    Signatures...................................................9

    Exhibit Index...............................................10

PART I.  FINANCIAL INFORMATION

Item 1.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 1997, and the related consolidated statements of income for the three-month periods ended March 31, 1997 and 1996 and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presenta-tion of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Recently Issued Accounting Pronouncements

In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which becomes effective for the 1997 Annual Report. Earlier application is not permit-ted, however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with earnings per common share (basic EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstand-ing for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required. Basic and diluted EPS for the first quarter of 1997 are $0.65 and $0.63 respectively, and for the first quarter of 1996 are $1.14 and $1.10, respectively.

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
             (In millions except per share amounts)


                                   March 31, 1997 December 31, 1996
                                      (unaudited)         (audited)
ASSETS
Investments:
  Fixed maturities,
   available for sale, at market        $  942.6         $  945.3
   (cost: 1997-$954.4; 1996-$938.5)
  Equity securities,
   available for sale, at market           419.4            442.9
   (cost: 1997-$265.0; 1996-$288.1)
  Short-term investments                     8.6              6.1
  Securities in transit                      3.9              1.2
                                        --------         --------
                                         1,374.5          1,395.5

Cash and cash equivalents                   11.2             30.6
Accrued investment income                   22.7             22.4
Receivables:
  Reinsurance                              237.8            234.6
  Agents' balances                          78.4             76.5
  Accrued retrospective premiums            78.6            115.4
Cost in excess of net assets purchased      40.4             41.1
Unearned premiums on ceded reinsurance       0.9              1.0
Deferred Federal income taxes receivable    42.0             46.8
Other assets                                15.6             15.3
                                         -------         --------
                                        $1,902.1         $1,979.2
                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and
  loss adjustment expenses              $1,123.6         $1,193.7
Unearned premiums                           57.8             65.3
Accrued policyholder dividends               1.7              1.3
Other liabilities                           54.1             53.6
                                        --------         --------
                                         1,237.2          1,313.9
                                        --------         --------

Shareholders' equity:
  Common stock - $.10 par, 35,000,000
    shares authorized, 23,809,103 and
    23,788,285 shares issued and
    outstanding at 3/31/97 and
    12/31/96, respectively                   2.4              2.4
  Additional paid-in capital                97.3             97.1
  Retained earnings                        466.7            460.9
  Net unrealized appreciation
    on securities                           98.5            104.9
                                        --------         --------
                                           664.9            665.3
                                        --------         --------
                                        $1,902.1         $1,979.2
                                        ========         ========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In millions except per share amounts)
                           (unaudited)



                                                 For the Quarter
                                                 Ended March 31,
                                                 1997       1996
                                               ------     ------
Premiums and other revenue:
   Premiums, net                                $45.6      $47.5
   Net investment income                         20.9       23.9
   Gains (losses) on sales of investments         1.4       21.0
                                               ------     ------
Total Revenue                                    67.9       92.4
Expenses:
   Losses and loss adjustment expenses           28.8       33.0
   Underwriting, acquisition,
      and insurance expenses                     16.9       18.0
   Amortization of cost in excess of
      net assets purchased                        0.7        0.7
   Policyholder dividends                         0.3        0.3
                                               ------     ------
Total Expenses                                   46.7       52.0
                                               ------     ------

Income before income taxes                       21.2       40.4
Provision for income taxes                        5.7       13.0
                                               ------     ------
Net Income                                      $15.5      $27.4
                                               ======     ======

Income Per Common Share:                        $0.65      $1.14
                                                =====      =====

Weighted Average Common Shares              23,801,357 24,104,968
                                            ========== ==========

              ARGONAUT GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In millions)
                           unaudited)


                                              For the Three Months
                                                   Ended March 31,
                                                 1997        1996
                                               ------      ------
Cash flows from operating activities:
  Net income                                    $15.5       $27.4

  Adjustments to reconcile net income to
    net cash provided by operations:
    Amortization and depreciation                 3.0         2.4
    Increase in accrued investment income        (0.3)       (1.9)
    Decrease (increase) in reinsurance
      receivables                                (3.2)       (0.2)
    Decrease in agents' balances                 (1.9)        1.9
    Increase in accrued retrospective premiums   36.8         5.5
    Increase in unearned premium on ceded
      reinsurance                                 0.1         0.9
    Decrease in deferred federal income taxes     8.3         7.0
    Decrease in reserves for losses and
      loss adjustment expenses                  (70.1)      (47.8)
    Decrease in unearned premiums                (7.5)       (0.1)
    Increase (decrease) in accrued
      policyholder dividends                      0.4        (1.8)
    Increase in income taxes payable
      (receivable)                                7.3         5.7
    Other, net                                   (7.7)       (3.5)
                                               -------      ------
                                                (19.3)       (4.5)
                                               -------      -------
 Cash flows from investing activities:
   Sales of fixed maturity investments           70.2        20.0
   Sales of equity securities                     3.0        15.8
   Maturities and mandatory calls
     of fixed maturity investments               26.0         1.9
   Purchases of fixed maturity investments       (2.5)          -
   Purchases of equity securities               (81.9)      (41.5)
   Decrease in short-term investments            (2.9)        7.6
   Other, net                                    (2.6)       (3.8)
                                               ------      ------
                                                  9.3         0.0
                                               ------      ------
Cash flows from financing activities:
  Repurchase of common stock                        -           -
  Payment of cash dividend                       (9.6)       (8.0)
  Exercise of stock options                       0.2           -
                                               ------      ------
                                                 (9.4)       (8.0)
                                               ------      ------

Decrease in cash and cash equivalents           (19.4)      (12.5)
Cash and cash equivalents, beginning of period   30.6        23.3
                                               ------      ------
Cash and cash equivalents, end of period        $11.2       $10.8
                                               ======      ======

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The Company's consolidated net income was $15.5 million ($0.65 per common share) on total revenue of $67.9 million for the quarter ended March 31, 1997. For the first quarter of 1996, net income was $27.4 million ($1.14 per common share) on total revenue of $92.4 million. Consolidated operating income after tax of $14.6 million for the quarter ended March 31, 1997, compared with $13.8 million for the same period last year. Operating income excludes gain on the sale of investments.

Total revenue includes gains on sales of investments of $1.4 million for the current quarter, compared with a gain of $21.0 million for the same period in 1996. Gains during 1996 resulted primarily from Federal Paper Board's sale to International Paper for a combination of cash and International Paper common stock. We cannot anticipate when or if similar gains or losses may occur in the future.

Net written premiums were $40.0 million for the first quarter of 1997, compared with $53.0 million last year. Earned premiums were $45.6 million in the cur-rent quarter, compared with $47.5 million for the first quarter of 1996. The slight decline in earned premium is a result of rate decreases and reform legislation in several states related to workers compensation insurance - Argonaut's primary line of business. Decline in written premium is a result of this same trend but is also impacted by the return of premiums on participating programs written in prior periods, reflecting improved loss experience.

Loss and loss adjustment expenses decreased to $28.8 million for the first quarter of 1997 from $33.0 million for the same period in 1996. The Company's loss ratio decreased to 63% for the current quarter compared with 70% for the first quarter of 1996. As discussed above this is due to favorable loss experience on workers compensation policies for recent years, and an impact of workers compensation policies written with large deductible provisions.

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


Argonaut Group, Inc.
(Registrant)





/s/ Charles E. Rinsch
----------------------
Charles E. Rinsch
President (principal executive
  officer)





/s/ James B Halliday
---------------------
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



14-May-97

                          EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.        Description
--------        ----------------
  27         Financial Data Schedule for March 31, 1997 Form 10-Q.