Form 10-Q
period 1997-06-30
ARGONAUT GROUP INC
filed 1997-08-08
CIK 800082

FORM 10-Q

                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-14950


                                Argonaut Group, Inc.
               (Exact name of Registrant as specified in its charter)

Delaware                                                     95-4057601
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1800 Avenue of the Stars, Suite 1175, Los Angeles, California   90067-4213
(Address of principal executive offices)  (Zip code)

                         310.553.0561
      (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No ____


         As of August 8, 1997, there were 23,840,050 shares of common stock, par value $.10 per share , of the registrant

               ARGONAUT GROUP, INC.
                 TABLE OF CONTENTS



                                                                    Page

Part I.  FINANCIAL INFORMATION:

        Item 1.  Condensed Consolidated Financial Statements:

                       Consolidated Balance Sheets
      June 30, 1997 and December 31, 1996................................3

                       Consolidated Statements of Income
                             Three Months and Six Months Ended
     June 30, 1997 and 1996...........................................4

                       Consolidated Statements of Cash Flows
    Six Months Ended June 30, 1997 and 1996................................5

 Notes to The Condensed Consolidated Financial Statements.............6

Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations:

            Second Quarter Ended June 30, 1997 and 1996.......................7


Part II. OTHER INFORMATION:

Item 1. Legal Proceedings...........................................8


Item 6.  Exhibits and Reports on Form 8-K..........................8


           Signatures................................................9

           Exhibit Index...............................................10



Part I.  Financial Information
Item 1.  Financial Statements
                            ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                            (In million except per share amounts)

                                                                   June 30, 1997     December
                                                                                     31, 1996
                                                                     (unaudited)    (audited)
ASSETS

Investments:
     Fixed maturities, available for sale, at market         $913.7                    $945.3
        (cost: 1997 - $910.9; 1996 - $992.1)
     Equity securities, available for sale, at market         451.0                     442.9
        (cost: 1997 - $254.8; 1996 - $292.2)
     Short-term investments                                    55.1                       6.1
     Securities in transit                                      4.4                       1.2
                                                        ------------             -------------
                                                            1,424.2                   1,395.5
Cash and cash equivalents                                      25.7                      30.6
Accrued investment income                                      20.0                      22.4
Receivables:
     Reinsurance                                              229.4                     234.6
     Agents' balances                                          79.0                      76.5
     Accrued retrospective premiums                            68.9                     115.4
Cost in excess of net assets purchased                         39.7                      41.1
Unearned premiums on ceded reinsurance                          0.8                       1.0
Deferred Federal income taxes receivable                       24.0                      46.8
Other assets                                                   15.3                      15.3
                                                        ------------             -------------
                                                           $1,927.0                  $1,979.2
                                                        ============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and loss adjustment expenses           $1,081.6                  $1,193.7
Unearned premiums                                              51.8                      65.3
Accrued policyholder dividends                                  0.5                       1.3
Other liabilities                                              93.1                      53.6
                                                                                 -------------
                                                        ------------
                                                            1,227.0                   1,313.9
                                                        ------------             -------------
Shareholders' equity:
     Common stock - $.10 par, 35,000,000 shares
        authorized, 23,827,629 and 23,788,285 shares
        issued and outstanding at June 30, 1997
        and December 31, 1996, respectively                     2.4                       2.4
     Additional paid-in capital                                97.6                      97.1
     Retained earnings                                        470.6                     460.9
     Net unrealized appreciation on securities                129.4                     104.9
                                                                                 -------------
                                                        ------------
                                                              700.0                     665.3
                                                        ------------             -------------
                                                           $1,927.0                  $1,979.2
                                                        ============             =============
                                 See accompanying notes


                                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                    (In millions except amounts per share)
                                                 (unaudited)




                                                       For the Quarter                For the Six Months
                                                        Ended June 30,                  Ended June 30,
                                              -----------------------------------------------------------------
                                                        1997            1996              1997            1996

Premiums and other revenue:
    Premiums, net                                      $37.7           $41.0             $83.3           $88.5
    Net investment income                               21.7            18.8              42.6            42.7
    Gains on sales of investments                        1.3             0.3               2.7            21.3
                                              --------------- ---------------    --------------  --------------
Total Revenue                                           60.7            60.1             128.6           152.5

Expenses:
    Losses and loss adjustment expenses                 25.5            35.9              54.3            68.9
    Underwriting, acquisition, and
       insurance expenses                               18.6            13.5              35.5            31.5
    Amortization of cost in excess of
       net assets purchased                              0.7             0.7               1.4             1.4
    Policyholder dividends                             (1.1)             7.7             (0.8)             8.0
                                              --------------- ---------------    --------------  --------------
Total Expenses                                          43.7            57.8              90.4           109.8
                                              --------------- ---------------    --------------  --------------

Income before income taxes                              17.0             2.3              38.2            42.7
Provision for Income Taxes                               4.2             0.0               9.9            13.0
                                              --------------- ---------------    --------------  --------------
Net Income                                             $12.8            $2.3             $28.3           $29.7
                                              =============== ===============    ==============  ==============



Net Income Per Common Share:                           $0.54           $0.10             $1.19           $1.23
                                              =============== ===============    ==============  ==============



Weighted Average Common Shares                    23,819,102    24,078,867        23,810,278      24,091,917
                                              =============== ===============    ==============  ==============





                                              See accompanying notes


                             ARGONAUT GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (In millions)
                                          (unaudited)
                                                                                      For the
                                                                                      Six Months
                                                                                      Ended
                                                                                        June 30,
                                                                        -------------------------

                                                                            1997         1996
Cash flows from operating activities:
   Net income                                                                  28.3        $29.7

   Adjustments to reconcile net income to
     net cash provided by operations:
     Amortization and depreciation                                              6.3          5.9
     Decrease in accrued investment income                                      2.4          2.1
     Decrease in reinsurance receivables                                        5.2         15.1
     Decrease (increase)  in agents' balances                                 (2.5)          5.9
     Decrease  in accrued retrospective premiums                               46.5         11.9
     Decrease in unearned premiums on ceded reinsurance                         0.2          0.8
     Decrease in deferred Federal income taxes receivable                       9.9          6.8
     Decrease in reserves for losses and
        loss adjustment expense                                             (112.1)       (79.1)
     Decrease in unearned premiums                                           (13.5)       (10.5)
     Increase (decrease) in accrued policyholder dividends                    (0.8)          4.6
     Increase (decrease) in income taxes payable                               42.1        (2.4)
     Decrease in other, net                                                   (4.1)       (11.4)
                                                                        ------------  -----------
                                                                                7.9       (20.6)
                                                                        ------------  -----------
Cash flows from investing activities:
     Sales of fixed maturity investments                                       13.0         33.6
     Sales of equity securities                                                39.1         21.7
     Maturities and mandatory calls of fixed maturity investments             131.2          6.6
     Purchases of fixed maturity investments                                (120.4)        (2.3)
     Purchases of equity securities                                           (5.4)       (61.6)
     Decrease (increase) in short-term investments                           (49.0)         24.9
     Increase in other, net                                                   (3.2)       -
                                                                        ------------  -----------
                                                                                5.3         22.9
                                                                        ------------  -----------
Cash flows from financing activities:
     Repurchase of common stock                                                 0.0        (4.6)
     Payment of cash dividend                                                (18.6)       (16.9)
     Exercise of stock options                                                  0.5       -
                                                                        ------------
                                                                             (18.1)       (21.5)
                                                                        ------------  -----------

Decrease in cash and cash equivalents                                         (4.9)       (19.2)
Cash and cash equivalents, beginning of period                                 30.6         23.3
                                                                        ------------  -----------
Cash and cash equivalents, end of period                                      $25.7         $4.1
                                                                        ============  ===========

                                                 See accompanying notes


    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of June 30, 1997, and the related consolidated statements of income for the three months and six month periods ended June 30, 1997 and 1996 and the statements of cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Dividends Declared
On July 23, the Company declared a cash dividend of $0.41 per share payable to stockholders of record on August 5, 1997. The dividend will be paid on August 19, 1997.

Note 3 - Recently Issued Accounting Pronouncements

In February of 1997, the FASB issued SFAS No. 128, Earnings Per Share, which becomes effective for the 1997 Annual Report. Earlier application is not permitted, however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with earnings per common share (basic EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted -average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required. Basic and diluted EPS for the six month period ended 1997 are $1.19 and $1.17 respectively, and for the six months ended 1996 are $1.29 and $1.27 respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
Consolidated Operating Results

The Company recorded consolidated net income of $12.8 million ($0.54 per common share) on total revenue of $60.7 million for the second quarter of 1997, compared with $2.3 million ($0.10 per common share) on total revenue of $60.1 million for the same quarter last year. For the six months ended June 30, 1997, consolidated net income was $28.3 million ($1.19 per common share) on total revenue of $128.6 million, compared with net income of $29.7 million ($1.23 per common share) on total revenue of $152.5 million for the same period in 1996.

Consolidated operating income after tax was $12.0 million for the quarter ended June 30, 1997, compared with $2.1 million for the same period last year. For the six months ended June 30, 1997, consolidated operating income after tax was $26.5 million, compared with $15.9 million for the same six month period last year. Operating income excludes gains on the sale of investments.

Net written and earned premiums were $76.8 and $83.3 million respectively for the six months ended June 30, 1997, compared with $90.4 and 88.5 million respectively for the same period last year. Premium revenues and operating results, particularly for workers compensation, continue to be impacted unfavorably by severe price competition and declining premium rates. For example, rates have dropped significantly in Hawaii and Pennsylvania during 1997 - both key states for Argonaut.

For the six months ended June 30, 1997 loss and loss adjustment expenses were $54.3 million compared with $68.9 million for the same six month period last year. Losses in 1996 included reserve increases of $5.0 million in the general liability line representing primarily asbestos and construction defect claims and $3.0 million in run off lines. The Companys statutory loss ratio declined to 65% for the first six months of 1997 from 86% for the same period in 1996. Without the additional reserve increases the previous year loss ratio would have been 76%. The decline is primarily the result of favorable loss experience on workers compensation policies for recent years, and the impact of workers compensation policies written with large deductible provisions.

Total revenue includes gains on sales of investments of $1.3 million for the current quarter, compared with $300,000 for the second quarter in 1996. For the six months ended June 30, 1997, gains on sales of investments were $2.7 million, compared with $21.3 million for the same period last year. Gains in 1996 resulted primarily from Federal Paper Boards sale to International Paper for a combination of cash and International Paper common stock. Management cannot anticipate when or if similar gains may occur in the future.

On November 8, 1988, California voters passed the initiative known as Proposition 103 which provided in part for a rollback of rates for certain lines of business (excluding workers compensation) to 20% below rate levels on November 9, 1987. The Insurance Commissioner rejected the rollback exemption application, and, in the second quarter of 1996, the Company recorded a pre-tax provision of $12.7 million for potential liability and accrued interest under Proposition 103.

The Company believes that it complied with the rate rollback provisions of Proposition 103 by implementing a 20% reduction in rates and that no refund is due. Although Argonaut pursued an appeal of the Commissioners Order, it did not prevail. Therefore, the Company has agreed to a settlement of its Proposition 103 liability with the California Department of Insurance for an amount within the currently carried accrual.

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



Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Companys Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1996. For a description of the claim relating to California Proposition 103 see item 2 of part I of this report.

Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibit 27 Financial Data Schedule for June 30, 1997 Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Argonaut Group, Inc.

August 8, 1997        By:___________________________________________
Date                    /s/ Charles E. Rinsch, President
                              (principal executive officer)



August 8, 1997        By:___________________________________________
Date                    /s/ James B Halliday, Vice President and Treasurer
                              (principal financial and accounting
                                   officer)

                                    EXHIBIT INDEX


Exhibits are numbered in accordance with Item 601 of Regulation S-K.


Exhibit
  No.                  Description

   27                  Financial Data Schedule for June 30, 1997 Form 10-Q