Form 10-Q
period 1997-09-30
ARGONAUT GROUP INC
filed 1997-10-24
CIK 800082

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549
(Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                      OR

     o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 24, 1997.

Title                                                        Outstanding

Common Stock, par value $.10 per share                       23,844,733

                                                         ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                         Page

Part I.  FINANCIAL INFORMATION:

        Item 1.  Condensed Consolidated Financial Statements:

                       Consolidated Balance Sheets
     September 30, 1997 and December 31, 1996................................3

                       Consolidated Statements of Income
                             Three Months and Nine Months Ended
     September 30,1997 and 1996..............................................4
                       Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1997 and 1996...........................5

     Notes to The Condensed Consolidated Financial Statements................6

        Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations:

Third Quarter Ended September 30, 1997 and 1996.......................7


Part II. OTHER INFORMATION:

        Item 1. Legal

Proceedings..................................................................8


   Item 6.  Exhibits and Reports on Form 8-K.................................8


                        Signatures...........................................9



Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                              (In millions except per share amounts)
                                                               September 30, 1997      December 31, 1996
                                                                   (unaudited)           (audited)
ASSETS
Investments:
     Fixed maturities, available for sale, at fair value              $939.4                $945.3
        (cost: 1997 - $931.9; 1996 - $938.5.4)
     Equity securities, available for sale, at fair value              465.2                 442.9
        (cost: 1997 - $243.4; 1996 - $288.1)
     Short-term investments                                             14.2                   6.1
     Securities in transit                                               2.1                   1.2
                                                                -------------          ------------
                                                                     1,420.9               1,395.5
Cash and cash equivalents                                               15.7                  30.6
Accrued investment income                                               21.5                  22.4
Receivables:
     Reinsurance                                                       233.1                 234.6
     Agents' balances                                                   86.6                  76.5
     Accrued retrospective premiums                                     66.7                 115.4
Cost in excess of net assets purchased                                  39.0                  41.1
Unearned premiums on ceded reinsurance                                   0.8                   1.0
Deferred Federal income taxes receivable                                12.6                  46.8
Other assets                                                            15.0                  15.3
                                                                -------------          ------------
                                                                    $1,911.9              $1,979.2
                                                                =============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss adjustment expenses                    $1,058.5              $1,193.7
Unearned premiums                                                       49.6                  65.3
Accrued policyholder dividends                                         (2.7)                   1.3
Other liabilities                                                       86.9                  53.6
                                                                                       ------------
                                                                -------------
                                                                     1,192.3               1,313.9
                                                                -------------          ------------
Shareholders' equity:
     Common stock - $.10  par,  35,000,000  shares  authorized,  23,844,516  and
        23,788,285 shares issued and outstanding at September 30, 1997
        and December 31, 1996, respectively                              2.4                   2.4
     Additional paid-in capital                                         98.0                  97.1
     Retained earnings                                                 470.1                 460.9
     Net unrealized appreciation on securities                         149.1                 104.9
                                                                                       ------------
                                                                -------------
                                                                       719.6                 665.3
                                                                -------------          ------------
                                                                    $1,911.9              $1,979.2
                                                                =============          ============
                                                See accompanying notes.

                                 ARGONAUT GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In millions except amounts per share)
                                            (unaudited)


                                                    For the Quarter          For the Nine Months
                                                  Ended September 30,        Ended September 30,
                                              ------------------------------------------------------
                                                     1997         1996            1997         1996

Premiums and other revenue:
    Premiums, net                                   $37.8        $32.4          $121.1       $120.9
    Net investment income                            22.1         23.1            64.7         65.8
    Gains on sales of investments                     0.4          0.0             3.1         21.3
                                              ------------ ------------    ------------ ------------
Total Revenue                                        60.3         55.5           188.9        208.0

Expenses:
    Losses and loss adjustment expenses              26.2        252.5            80.5        321.4
    Underwriting, acquisition, and
        insurance expenses                           21.5         18.2            57.0         49.7
    Amortization of cost in excess of
        net assets purchased                          0.7          0.7             2.1          2.1
    Policyholder dividends                            0.2          0.4           (0.6)          8.4
                                              ------------ ------------    ------------ ------------
Total Expenses                                       48.6        271.8           139.0        381.6
                                              ------------ ------------    ------------ ------------

Income before income taxes                           11.7      (216.3)            49.9      (173.6)
Provision for Income Taxes                            2.4       (77.0)            12.3       (64.0)
                                              ------------ ------------    ------------ ------------
Net Income                                           $9.3     ($139.3)           $37.6     ($109.6)
                                              ============ ============    ============ ============



Net Income Per Common Share:                        $0.39      ($5.82)           $1.58      ($4.56)
                                              ============ ============    ============ ============



Weighted Average Common Shares                 23,840,831  23,928,390      23,820,575   24,037,012
                                              ============ ============    ============ ============





                                      See accompanying notes





                             ARGONAUT GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (In millions)
                                          (unaudited)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                         ------------------------
                                                                               1997         1996
Cash flows from operating activities:
   Net income                                                                  37.6     ($109.6)

   Adjustments to reconcile net income to net cash provided by operations:
      Amortization and depreciation                                             9.4          8.5
      Decrease (increase) in accrued investment income                          0.9        (0.8)
      Decrease (increase) in reinsurance receivables                            1.5       (38.0)
      Increase in agents' balances                                           (10.1)        (6.0)
      Decrease  in accrued retrospective premiums                              48.7         11.9
      Decrease in unearned premiums on ceded reinsurance                        0.2          1.3
      Decrease (increase) in deferred Federal income taxes receivable          10.7       (33.0)
      Increase (decrease) in reserves for losses and
        loss adjustment expense                                             (135.2)        167.5
      Increase (decrease) in unearned premiums                               (15.7)          3.4
      Increase (decrease) in accrued policyholder dividends                   (4.0)          6.2
      Increase (decrease) in income taxes payable                              43.3       (40.0)
      Decrease in other, net                                                 (11.8)        (7.3)
                                                                         -----------  -----------
                                                                             (24.5)       (35.9)
                                                                         -----------  -----------
Cash flows from investing activities:
      Sales of fixed maturity investments                                      13.0         33.6
      Sales of equity                                                          52.8         23.2
      securities
      Maturities and mandatory calls of fixed maturity investments            159.5         61.3
      Purchases of fixed maturity investments                               (171.4)       (19.8)
      Purchases of equity securities                                          (7.8)       (64.3)
      Decrease (increase) in short-term investments                           (8.1)         24.2
      Increase in other, net                                                  (0.9)        (3.7)
                                                                         -----------  -----------
                                                                               37.1         54.5
                                                                         -----------  -----------
Cash flows from financing activities:
      Repurchase of common stock                                                0.0        (8.4)
      Payment of cash dividend                                               (28.4)       (25.8)
      Exercise of stock                                                         0.9          0.5
      options
                                                                         -----------  -----------
                                                                             (27.5)       (33.7)
                                                                         -----------  -----------

Decrease in cash and cash equivalents                                        (14.9)       (15.1)
Cash and cash equivalents, beginning of period                                 30.6         23.3
                                                                         -----------  -----------
Cash and cash equivalents, end of period                                      $15.7         $8.2
                                                                         ===========  ===========




                               See accompanying notes

                       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 1997, and the related consolidated statements of income for the three months and nine month periods ended September 30, 1997 and 1996 and the statements of cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Dividends Declared
On October 21, the Company declared a cash dividend of $0.41 per share payable to stockholders of record on November 4, 1997. The dividend will be paid on November 20, 1997.

Note 3 - Recently Issued Accounting Pronouncements

In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which becomes effective for the 1997 Annual Report. Earlier application is not permitted, however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with earnings per common share (basic EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted -average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required. Basic and diluted EPS for the nine months period ended 1997 are $1.58 and $1.52 respectively, and for the nine months ended 1996 are $1.29 and $1.25 respectively.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

The Company reported consolidated net income of $9.3 million ($0.39 per common share) on total revenue of $60.3 million, compared to a net loss of $139.3 million ($5.82 per common share) on total revenue of $55.5 million for the same quarter last year. For the nine months ended September 30, 1997, the consolidated net income was $37.6 million ($1.58 per common share) and total revenue was $188.9 million, compared to a net loss of $109.6 million ($4.56 per common share) and total revenue of $208.0 million for the same period in 1996.

Consolidated operating income after tax was $9.0 million for the quarter ended September 30, 1997, compared to a $139.3 million operating loss for the same period last year. For the nine months ended September 30, 1997, consolidated operating income after tax was $35.6 million, compared to an operating loss of $123.5 million for the same period last year. Operating income excludes gains on the sale of investments.

Total revenue includes gains on the sale of investments of $400,000 for the current quarter, compared to no gain or loss for the third quarter of 1996. For the nine months ended September 30, 1997, gains on sales of investments were $3.1 million, compared with $21.3 million for the same period last year. Gains in 1996 resulted primarily from Federal Paper Board's sale to International Paper for a combination of cash and International Paper common stock. The Company cannot anticipate when or if similar gains may occur in the future.

Premium revenues and operating results, particularly for workers compensation, continue to be impacted unfavorably by severe price competition and declining premium rates. The current quarter result also includes a $2.5 million charge related to mandatory assigned risk pools, primarily $1.7 million in assessments to cover pool charges unpaid from the bankruptcy of another carrier. 1996 results for both the third quarter and nine months ended September 30 were substantially affected by a $229 million increase of loss reserves, principally relating to certain general liability and reinsurance policies.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibit 27 Financial Data Schedule for September 30, 1997 Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

                                                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Argonaut Group, Inc.

October 24, 1997  By:___________________________________________
Date             /s/ Charles E. Rinsch, President (principal executive officer)



October 24, 1997 By:___________________________________________
Date /s/ James B Halliday, Vice President and Treasurer (principal financial and accounting officer)