Form 10-Q/A
period 1997-09-30
ARGONAUT GROUP INC
filed 1997-10-30
CIK 800082

FORM 10-Q/A

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

 ARGONAUT GROUP, INC
 TABLE OF CONTENTS             Page

Part I.  FINANCIAL INFORMATION:

        Item 1.  Condensed Consolidated Financial Statements:

                       Consolidated Balance Sheets
  September 30, 1997 and December 31, 1996................................3

                       Consolidated Statements of Income
                             Three Months and Nine Months Ended
September 30, 1997 and 1996...............................................4

                       Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1997 and 1996.......................5

   Notes to The Condensed Consolidated Financial Statements...................6

        Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations:

        Third Quarter Ended September 30, 1997 and 1996.......................7


Part II. OTHER INFORMATION:

        Item 1. Legal
Proceedings.............................................................8


   Item 6.  Exhibits and Reports on Form 8-K.................................8


Signatures..................................................................9

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

Note 3 - Recently Issued Accounting Pronouncements

In February of 1997, the FASB issued SFAS No. 128, Earnings Per Share which becomes effective for the 1997 Annual Report. Earlier application is not permitted, however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with earnings per common share (basic EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted -average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required. Basic and diluted EPS for the nine months period ended 1997 are $1.58 and $1.52 respectively. Basic EPS for the nine months ended 1996 is $ (4.56). There is no calculation of diluted EPS for the nine months ended 1996 because of the year to date net loss.

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














Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company s Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1996.

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

                                                         Argonaut Group, Inc.

October 30, 1997         By:___________________________________________
Date                  /s/ Charles E. Rinsch, President (principal executive
                              officer)



October 30, 1997                 By:___________________________________________
Date                                     /s/ James B Halliday, Vice President
                              and Treasurer (principal financial and accounting
                                         officer)