Form 10-K405
period 1997-12-31
ARGONAUT GROUP INC
filed 1998-03-25
CIK 800082

                                                     FORM 10-K
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                      For the fiscal year ended December 31, 1997
                                    OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                                          Commission file number: 0-14950
                                               Argonaut Group, Inc.
                          (Exact name of Registrant as specified in its charter)

Delaware                                                             95-4057601
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1800 Avenue of the Stars, Suite 1175
Los Angeles California                                               90067-4213
(Address of principal executive offices)                              (Zip code)

                                                  (310) 553-0561
                             (Registrant's telephone number including area code)

                           Securities  registered  pursuant to section 12(g) of
the Act:

        Title of Securities Exchanges on which Registered Common Stock, par value of $.10 per share National Association of Securities Dealers, Inc. Automated Quotation System.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

As of March 3, 1998, registrant had 23,904,776 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $869 million.

DOCUMENTS INCORPORATED BY REFERENCE
Part II: Excerpts from Argonaut Group, Inc.'s Annual Report to Shareholders for the Year Ended December 31, 1997.
Part III: Excerpts from Argonaut Group, Inc.'s
Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1998.

                                               Argonaut Group, Inc.
                                            Annual Report on Form 10-K
                                       For the Year Ended December 31, 1997



                                                 TABLE OF CONTENTS        PAGE

                                                   PART I

Item  1.     Business                                                       3
Item  2.     Properties                                                    11
Item  3.     Legal Proceedings                                             11
Item  4.     Submission of Matters to a Vote of Security Holders           12

                                                   PART II

Item  5.     Market for Registrant's Common Equity and Related             12
                  Stockholder Matters
Item  6.     Selected Financial Data                                       12
Item  7.     Management's Discussion and Analysis of                       13
                  Financial Condition and Results of Operations
Item  8.     Financial Statements and Supplementary Data                   13
Item  9.     Changes in and Disagreements with Accountants on              13
                  Accounting and Financial Disclosure

                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant            14
Item 11.     Executive Compensation                                        14
Item 12.     Security Ownership of Certain Beneficial Owners
                  and Management                                           14
Item 13.     Certain Relationships and Related Transactions                14

                                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                   15

                                                    PART I

Item 1. Business

Introduction

Argonaut Group, Inc. ("Argonaut Group") is a holding company whose subsidiaries are primarily engaged in the selling, underwriting, and servicing of workers compensation and other lines of property-casualty insurance. Workers compensation accounted for 85% of premiums in 1997. See "Item 6. Selected Financial Data" for certain financial information regarding industry segments in which the Company operates. Argonaut Group is incorporated in Delaware. Argonaut Group's executive offices are located at 1800 Avenue of the Stars, Suite 1175, Los Angeles, California 90067, telephone 310.553.0561. The term "the Company" refers to Argonaut Group and all its subsidiaries.

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

Argonaut Great Central Insurance Company ("Argonaut Great Central") is Argonaut Group's other principal insurance subsidiary. Established in Illinois in 1948, Argonaut Great Central specializes in providing package insurance policies including property, general liability, workers compensation, and umbrella coverage for certain classes of insureds. Argonaut Insurance is Argonaut Great Central's immediate parent.

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

Workers Compensation

Workers compensation insurance is a statutory system which provides for compensation of a policyholder's employees and their dependents for injuries (other than self-inflicted wounds) arising out of or suffered in the course of the employee's employment, even though the injuries may have resulted from the negligence or wrongful conduct of the employee himself or any other person. Workers compensation insurance is sold primarily by Argonaut Insurance and its subsidiaries. Premiums for this line of business were $140.6 million, $129.5 million, and $176.7 million, in 1997, 1996, and 1995, respectively.

Other Property-Casualty Insurance

This   product   includes   general   and   automobile   liability,   commercial
multiple-peril, and various other insurance coverages. Premiums for these product lines were $24.3 million, $32.2 million, and $31.4 million, in 1997, 1996, and 1995, respectively.

Argonaut Insurance offers general and automobile liability and other insurance to commercial clients in conjunction with workers compensation insurance. Liability insurance compensates third parties for damages resulting from the actions of the insured.

Commercial multiple-peril insurance, one of Argonaut Great Central's primary products, is a composite product designed for the small-to-medium sized business which needs basic insurance coverage and simple insurance administration. Commercial multiple-peril policies generally cover property, plant, inventory, general liability, and associated coverages.

Ceded Reinsurance

The Company's policy regarding reinsurance is based upon the capitalization of the subsidiaries. The goal is to limit the exposure to surplus from losses resulting from catastrophes and large or unusually hazardous risks.

As is the case with direct premiums written, cessions on reinsurance contracts are recognized ratably over the period to which the premium relates.

Argonaut Insurance's limit of retention on its primary reinsurance treaty is $2 million and $250,000 on its wrap up treaty. Argonaut Great Central's limit of retention is $500,000 on the property treaty and $300,000 on the casualty treaty.

Incorporated herein by reference is the information appearing as "Note 3 - Reinsurance" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Competition

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best, a leading insurance industry rating and analysis firm, as of December 31, 1997, there are about 3,350 property-casualty insurance companies operating in the United States, with the 100 largest companies (groups and unaffiliated) writing about 80% of the industry's premiums.

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

As of December 31, 1997, calculations show that the Company's insurance subsidiaries' RBC coverage far exceeds the minimum required.

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

Under the provisions of the California Insurance Code, there is a maximum amount of shareholder dividends which can be paid without prior approval of the Insurance Commissioner. Under these provisions, as of December 31, 1997, Argonaut Insurance could pay to Argonaut Group a maximum dividend of $9.8 million without the Insurance Commissioner's approval.

Marketing

Argonaut Insurance and Argonaut Great Central operate in substantially different markets.

Incorporated herein by reference is the information appearing as "Note 1 Business and Significant Accounting Policies" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Argonaut Insurance Company is authorized to operate in all 50 states. Its primary line of business, workers compensation insurance, accounts for 99% of its premiums (77% of total consolidated premiums). These policies are primarily written on a retrospective rating basis or with large deductible provisions. For retrospectively rated policies, Argonaut Insurance's risk regarding inadequate price levels is mitigated to a certain extent as the insured will have to pay additional premiums (or will be refunded premiums) based upon their actual loss experience.

Argonaut Great Central is authorized to operate in 33 states and considers itself to be a specialty company with a defined target market. Argonaut Great Central's dominant products are commercial multiple-peril and workers compensation insurance. Argonaut Great Central's policies are marketed through agents.

Neither Argonaut Insurance nor Argonaut Great Central market any of their policies through managing general agents.

Run Off Lines

Incorporated herein by reference is the information appearing as "Note 12 - Run Off Lines" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Loss ratios for the run off line of business are not meaningful as there are no current year premiums associated with the current year losses on this line of business.

Investments

The Company's investment portfolio continues to emphasize high quality fixed income investments. As a percentage of the total investment portfolio, U.S. Treasury securities comprise the largest portion of the Company's holdings. Obligations of states and political subdivisions have decreased from 1996 as a result of maturities and sales. The proceeds from these maturities and sales were re-invested in high quality preferred and common stocks and Other U.S. Agencies (FNMA and FHLM).

The Company's investment policy is to invest only in securities issued by investment-grade issuers. It does not invest in high-yield or so called "junk bonds," derivatives, speculative real estate, or mortgage backed securities.

Incorporated  herein  by  reference  is the  information  appearing  as  "Note 2
Investments" and "Note 7 - Net Investment Income" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

                                                  Page 6

Reserves for Losses and Loss Adjustment Expenses

Incorporated herein by reference is the information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Results of Operations" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1997 and in "Note 4
Reserves for Losses and Loss Adjustment Expenses" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Reserves for environmental claims were $98.2 million and $119.1 million at December 31, 1997 and 1996, respectively. Reserves for asbestos claims were $101.4 and $113.7 million at December 31, 1997 and 1996. The Company recorded additional loss reserves of $229 million in 1996 which related principally to asbestos and environmental exposure on certain general liability policies written in the 1970s and early 1980s, and from reinsurance contracts assumed in the early 1970s and also relate to construction defect claims related to general liability policies written for the most part from 1984 through 1990, and claims stemming from construction of the subway system administered by the Los Angeles County Metropolitan Transportation Agency (LACMTA). Company policies covering the LACMTA construction were non-renewed effective June 30, 1996.

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

The following tables on page 8 and 9 indicate the manner in which reserves for losses and loss adjustment expenses at the end of a particular year change as time passes. The first table (Table I) presented is net of the effects of reinsurance. The second table (Table II) presented includes only amounts related to direct insurance. Reserves for losses and loss adjustment expenses and cumulative amounts paid on direct insurance are not available prior to 1989; therefore, the second table reflects only the past eight years of development.

The first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 1997.

Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.


                                                  Page 7
<

Table I

                   Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)
                                                     (Net of Reinsurance)

                 ---------------------------------------------------------------------------------------------------------------
                     1988      1989         1990         1991         1992      1993       1994        1995      1996     1997
Reserves for Losses
     and LAE (a)     $1,309.6  $1,337.0     $1,348.5     $1,287.8     $1,201.9  $1,107.6   $1,011.4    $892.9    $985.8   $845.7
Cumulative Amount
     Paid as of: (b)
One year later          220.7     260.0        313.1        307.3        276.9     259.9      239.7     214.2    179.0
Two years later         384.4     464.9        537.5        525.8        489.2     444.7      417.9     356.2
Three years later       519.1     603.2        698.5        697.6        638.9     588.8      531.5
Four years later        613.0     704.4        835.7        821.4        759.5     684.1
Five years later        680.8     801.7        940.1        919.5        839.9
Six years later         752.2     884.5      1,021.3        991.0
Seven years later       819.7     952.3      1,082.7
Eight years later       876.2   1,004.8
Nine years later        921.5
Reserves Re-estimated
     as of:
One year later        1,289.1   1,317.2      1,358.3      1,285.2      1,197.1   1,086.8      996.5    1,073.6   934.0
Two years later       1,262.5   1,284.7      1,356.9      1,311.9      1,202.0   1,083.0    1,180.8    1,038.9
Three years later     1,195.5   1,261.3      1,381.9      1,315.9      1,203.0   1,283.4    1,159.2
Four years later      1,175.9   1,282.9      1,374.1      1,325.9      1,403.1   1,277.3
Five years later      1,176.4   1,257.5      1,384.9      1,514.9      1,400.6
Six years later       1,153.0   1,265.3      1,572.0      1,524.3
Seven years later     1,157.5   1,442.0      1,575.6
Eight years later     1,322.8   1,447.0
Nine years later      1,325.9
Cumulative (Deficiency)
     Redundancy:(c)   ($16.3)  ($110.0)     ($227.1)     ($236.5)     ($198.7)  ($169.7)   ($147.8)    ($146.0)   $51.8

(a)    Reserves for losses and LAE, net of reserves for reinsurance.
(b)    Cumulative amount paid, net of reinsurance payments.
(c)Represents changes of net reserves between the original estimate (for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amount paid to unpaid loss and LAE and incurred but not reported (IBNR) at year end for each accident year.

Table II



                    Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)
                                                     (Direct Insurance Only)

                         ----------------------------------------------------------------------------------------------------------
                           1988      1989       1990       1991       1992       1993       1994      1995       1996       1997
Reserves for Losses & LAE  NA        $1,587.4   $1,561.8   $1,494.4   $1,390.9   $1,284.1   $1,196.3  $1,060.9   $1,193.7   $1,024.9
Cumulative Amount

One year later             NA           509.2      384.7      355.7      325.6      288.3      267.5     245.2      234.7
Two years later            NA           770.5      656.2      621.6      564.4      499.3      474.8     437.8
Three years later          NA           954.4      862.6      818.2      739.3      668.9      625.4
Four years later           NA         1,097.1    1,023.5      965.1      884.2      787.9
Five years later           NA         1,216.7    1,149.2    1,086.1      983.5
Six years later            NA         1,318.7    1,252.8    1,174.5
Seven years later          NA         1,408.1    1,327.6
Eight years later          NA         1,473.3
Nine years later           NA
Reserves Re-estimated

One year later             NA         1,770.2    1,619.3    1,512.6    1,414.2    1,291.7    1,179.7     1,300.3    1,159.7
Two years later            NA         1,764.0    1,645.8    1,570.2    1,448.8    1,278.8    1,423.1     1,282.8
Three years later          NA         1,772.2    1,702.3    1,603.7    1,440.6    1,533.8    1,404.1
Four years later           NA         1,829.1    1,719.7    1,604.2    1,694.5    1,526.6
Five years later           NA         1,820.3    1,723.6    1,841.5    1,687.5
Six years later            NA         1,823.6    1,956.8    1,850.4
Seven years later          NA         2,045.6    1,958.8
Eight years later          NA         2,052.8
Nine years later           NA
Cumulative (Deficiency)
                           NA         ($465.4)   ($397.0)   ($356.0)   ($296.6)   ($242.5)   ($207.8)    ($221.9)     $34.0


(a)    Reserves for losses and LAE, excluding effects of reinsurance.
(b)    Cumulative amount paid, excluding effects of reinsurance.
(c)    Represents changes of direct reserves between the original estimate
(for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amount paid to unpaid loss and LAE and incurred but not reported
(IBNR) at year end for each accident year.
NA:   Not available

Capital Adequacy

Several measures of capital adequacy are common in the property-casualty industry. The two most often used are (a) premium-to-surplus (which measures pressures on capital from inadequate pricing) and, (b) reserves-to-surplus (which measures pressures on capital from inadequate loss and loss adjustment expense reserves).

The   following   table   shows   the   consolidated    premium-to-surplus   and
reserves-to-surplus ratios of the Company's insurance subsidiaries (on a statutory basis).

                                     Year Ended December 31,
                                1997       1996     1995
Ratio of:
Premium-to-surplus              0.3        0.3      0.3
                                ===        ===      ===

Reserves-to-surplus             1.5        2.0      1.4
                                ===        ===      ===

The Company believes that its 1997 capital ratios are satisfactory.

Ratings

The Company's insurance subsidiaries are rated annually by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. Argonaut Insurance and its pooled subsidiaries were awarded an "A+" (Superior) rating in 1997 and 1996. Argonaut Great Central is rated separately and was awarded an "A-" (Excellent) rating in both 1997 and 1996.

During 1997, Standard & Poor's affirmed its "AA+" rating to the claims-paying ability of Argonaut Insurance and its pooled subsidiaries.

Employees

At December 31, 1997, the Company employed 582 full-time employees. Of this total, Argonaut Insurance employed 466 people (408 professional/managerial and 58 clerical/operational). Argonaut Great Central employed 97 people (65 professional/managerial and 32 clerical/operational). Argonaut Group employed 19 people (17 professional/managerial and 2 clerical/operational). The Company is not a party to any collective bargaining agreements.

Item 2. Properties

Argonaut Insurance's headquarters are located in a facility that consists of an office building on approximately two acres of land in Menlo Park, California. Argonaut Great Central's headquarters are located in a facility in Peoria, Illinois. Argonaut Insurance and Argonaut Great Central own the buildings in which their headquarters are located. In addition, the Company has entered into short term leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs.

Item 3. Legal Proceedings

On August 30,1996, the Los Angeles County Metropolitan  Transportation Authority
(MTA) filed a civil action against Argonaut Insurance Company alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance.

Argonaut Insurance Company has responded to the Complaint, and brought certain counterclaims against the MTA, and possibly others, in connection with the facts underlying the lawsuit. Argonaut Insurance Company believes it has meritorious defenses, and intends to vigorously contest these claims. Argonaut Insurance Company is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of the lack of any discovery conducted in the case, and the preliminary investigation conducted thus far.

Argonaut Group, Inc., Argonaut Insurance Company, Argonaut-Midwest Insurance Company, Georgia Insurance Company,and/or Argonaut-Southwest Insurance Company have been sued in eight recent lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated worker's compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. The lawsuits are El Chico Restaurants, Inc. and Southwest Cafes of Tennessee, Inc. v. The Aetna Casualty and Surety Company, et al.; Civil Action No. 97-92-I, pending in the Chancery Court for Davidson County, Tennessee, filed on January 8, 1997; El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al.; Civil Action File No. 97-RCCV-28, pending in the Superior Court of Richmond County, Georgia, filed on January 10, 1997; Bristol Hotel Management Corp., et al. v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil Action No. CL 9700727A, pending in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, filed on August 15, 1997; Bristol Hotel Management Corp., et al. v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil
Action No. 97-2240, pending in the United States District Court for the Southern District of Florida, Miami Division, filed on July 17, 1997; Foodarama Supermarkets, Inc. and WSR Corporation d/b/a Strauss Discount Auto v. Aetna Casualty & Surety Co., et al.; Docket No. L-3556-97, pending in the Superior Court of New Jersey Law Division, Morris County, filed on November 17, 1997; CR/PL Management Co., et al. v. Allianz Insurance Company, et al.; Civil Action No. 98-01635; pending in the Circuit Court of Cook
County, Illinois County Department, Chancery Division, filed on February 6, 1998; Hill-Behan Lumber

Company, et al.; v. Aetna Casualty and Surety Company, et al.; Case No. 982-00338; pending in the Circuit Court of the City of St. Louis, State of Missouri, filed on February 12, 1998; and Foodrama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.; Civil Action No. 001138; pending in the Court of Common Pleas, Philadelphia County, Civil Division, filed on February 6, 1998. Plaintiffs have threatened to bring similar claims against the Companies in several other states. The Companies intend to vigorously defend these lawsuits. Management is unable to determine the potential financial impact of these lawsuits at this time.

The insurance subsidiaries of Argonaut Insurance are parties to various legal proceedings which are considered routine and incidental to their business and are not material to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 1997.

                                                      PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder  Matters

Market Information

The Company's common stock trades on the NASDAQ Stock Market under the symbol AGII. The closing price on March 16, 1998 was $36.625 per share. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1997, is incorporated herein by reference. See
Exhibit Index.

Holders of Common Stock

The number of holders of record of the Company's Common Stock as of March 16, 1998 was 8,084.

Dividends

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1997 and in "Note 6 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements of the Annual Report, is incorporated herein by reference. See Exhibit Index.

Item 6. Selected Financial Data

The information set forth under the caption "Selected Financial Data" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1997, is incorporated herein by reference.
See Exhibit Index.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1997, is incorporated herein by reference. See Exhibit Index.

On January 28, 1998, the Company announced that it was reviewing a range of strategic alternatives to enhance shareholder value. These alternatives include the potential combination with another company. The Company has engaged Credit Suisse First Boston Corporation to assist in this process. There can be no assurance that any strategic combination or other transaction will result from this review.

The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000 and has a full-time manager dedicated to addressing Year 2000 compliance for the Company. The Company has utilized both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance and plans to complete this project by late 1998. It is also working with each of its vendors to develop a test plan related to year 2000 data. The total project cost is estimated to be between $1.5 million and $2.0 million. All costs associated with the project have been expensed as incurred.

Financial Accounting Board Statement No. 130 "Reporting Comprehensive Income" was issued in June 1997. This pronouncement will require the Company to make certain revisions in its annual and interim report format beginning in 1998.

Financial Accounting Board Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" was also issued in June 1997. This pronouncement will require the company to disclose reportable segments on a basis in which management disaggregates the company. It is effective for the Company's 1998 Annual Statement. These pronouncements are not expected to materially impact the company's financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants and consolidated financial statements and related notes of Argonaut Group, Inc. and subsidiaries listed on the index to financial statements set forth in Item 14(a)1 of this Form 10-K Report are incorporated herein by reference to the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1997.

The Company does not identify each asset with any one line of business and any such allocation would be arbitrary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions "Election of Directors", "Executive Officers," "Security Ownership of Principal Shareholders and Management" , and Section 16(a) Beneficial Ownership Reporting Compliance in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 21, 1998.

Item 11.       Executive Compensation

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers", "Indemnity Agreements", "Pension Plan", and "Compensation of Directors" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 21, 1998.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 21, 1998.

Item 13.       Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 21, 1998.


















                                                      Page 14

                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.          Financial Statements

               Selected Financial Data

               Report of Independent Public Accountants

               Consolidated Balance Sheets  -  December 31, 1997 and 1996

               Consolidated Statements of Income
               For the Years Ended December 31, 1997, 1996, and 1995

               Consolidated Statements of Shareholders' Equity
               For the Years Ended December 31, 1997, 1996, and 1995

               Consolidated Statements of Cash Flows
               For the Years Ended December 31, 1997, 1996, and 1995

               Notes to Consolidated Financial Statements

               Quarterly Financial Data (Unaudited)

               Common Stock Market Prices (Unaudited)

               Management's Discussion and Analysis of Results of Operations and Financial Condition


(a)2.          Financial Statement Schedules
               Report of Independent Public Accountants on Schedules

               Schedule I - Condensed Financial Information of Registrant December 31, 1997 and 1996

               Schedule V - Supplementary Insurance Information December 31, 1997, 1996, and 1995

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

  2.0 Information Statement of Registrant (incorporated by reference to the Exhibit 2 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

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

10.7 Argonaut Group, Inc. 1986 Stock Option Plan, as amended (incorporated by reference to the Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 9, 1997).

10.8 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Rinsch and Halliday dated as of February 24, 1998.

10.9 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Mellin and Polak dated as of February 24, 1998.

10.10 Argonaut Group, Inc. Form of Employee Retention Agreement for Argonaut Group, Inc. dated as of February 24, 1998.

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1997:

         a)       Selected Financial Data
         b)       Financial Statements
         c)       Common Stock Market Prices
         d)       Management's Discussion and Analysis of Results of Operations
                     and Financial Condition

21. Subsidiaries of Registrant (incorporated by reference to the Exhibit 21 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).

23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule for December 31, 1997 Form 10-K.

(b)      Reports on Form 8-K.
                  There were no Reports filed on Form 8-K for the quarter ended
                   December 31, 1997
























                                                      Page 17

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ARGONAUT GROUP, INC.

                       By  /s/  Charles E. Rinsch
                       Charles E. Rinsch
                       President

Date:  March  25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title            Date

/s/ Charles E. Rinsch             President, Chief Executive  March  25, 1998
---------------------------
Charles E. Rinsch                 Officer, and Director


/s/ James B Halliday              Vice President, Secretary,  March  25, 1998
James B Halliday                  and Treasurer (principal
                                  financial and accounting
                                                  officer)

/s/ Henry E. Singleton                      Director          March  25, 1998
-------------------------
Henry E. Singleton


/s/ George A. Roberts                       Director          March  25, 1998
-------------------------
George A. Roberts


/s/ Arthur Rock                             Director          March  25, 1998
Arthur Rock


/s/ Fayez S. Sarofim                        Director          March  25, 1998
-------------------------
Fayez S. Sarofim

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 7, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





                                                           ARTHUR ANDERSEN LLP


San Francisco, California
  January 7, 1998

                                         ARGONAUT GROUP, INC.
                                              SCHEDULE I
                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                           ($ in millions)

BALANCE SHEET
                                                             December 31,

                                                     --------------------------
                                                     1997          1996

Assets
                                                     ------------  ------------
      Short-term investments                         $    5.3           3.1
      Cash & cash equivalents                             0.5           0.2
       Investment in subsidiary                         604.0         538.5
      Cost in excess of net assets purchased             38.3          41.1
       Deferred federal income taxes receivable          89.7         102.8
      Other assets                                        8.7           8.3
                                                     ============  ============
                                                     $  746.5        $694.0

                                                     ============  ============






Liabilities & Shareholders' Equity
      Income taxes payable                           $ 3.3           $1.2
      Other liabilities                                0.6            0.3
      Due from/(to) subsidiaries                      24.7           27.2
      Shareholders' equity                           717.9          665.3
                                                     ============  ============

                                                     $746.5        $694.0

                                                     ============  ============



STATEMENT OF OPERATIONS                                            For The Year Ended December 31,
                                                               ----------------------------------------
                                                               1997          1996         1995

                                                               ------------  ------------ -------------
Revenues                                                       $  5.3        $4.4         $12.6


Expenses:
      Amortization of cost in excess of net assets                2.8         2.8           2.8

      Other expenses                                              4.0         4.0          12.6

                                                               ------------  ------------ -------------

Loss before tax and undistributed earnings                       (1.5)       (2.4)         (2.8)

Provision for income taxes                                        0.5         4.5           2.1

                                                               ------------  ------------ -------------

Net loss before equity in earnings of subsidiary                 (2.0)       (6.9)         (4.9)

Equity (loss) in undistributed earnings of subsidiary            50.5        (87.1)         61.8

                                                               ------------  ------------ -------------

Net Income (loss)                                              $    48.5     $(94.0)      $ 56.9

                                                               ============  ============ =============

                              ARGONAUT GROUP, INC.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)


STATEMENT OF CASH FLOWS                                                            For The Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                      1997        1996         1995

Cash flows from operating activities:
      Net income (loss)                                                               $  48.5     $  (94.0)    $    56.9

      Adjustments to reconcile net income to
           net cash provided by operations:
           Amortization
                                                                                          2.8          2.8         2.8
           Undistributed loss (earnings) in subsidiary                                  (62.5)       118.6       (72.2)

           Dividend from subsidiary                                                      38.3         45.0        42.8

           Decrease in deferred federal income taxes
               (payable) receivable                                                      13.1        (27.5)       12.3

           Decrease (increase) in due from/to subsidiaries                               (2.5)        (1.7)       18.4

           Increase in income taxes payable                                               2.1          0.9         2.2

           Other, net                                                                    (0.4)        (2.1)       (1.5)

                                                                                      ----------- ------------ ------------
                                                                                         39.4         42.0         61.7

                                                                                      ----------- ------------ ------------

Cash flows from investing activities:
      Decrease (increase) in short-term investments
                                                                                        (2.2)          2.7        (5.8)
                                                                                      ----------- ------------ ------------

                                                                                        (2.2)          2.7        (5.8)
                                                                                      ----------- ------------ ------------

Cash flows from financing activities:
      Repurchase of common stock                                                           -        (10.8)       (25.8)

      Payment of cash dividend                                                        (38.1)        (34.6)       (31.1)

      Exercise of stock options                                                         1.2          0.8          0.5

                                                                                      ----------- ------------ ------------
                                                                                        (36.9)      (44.6)       (56.4)

                                                                                      ----------- ------------ ------------

Increase (decrease) in cash & cash equivalents
                                                                                          0.3          0.1        (0.5)
Cash & cash equivalents, beginning of period
                                                                                          0.2          0.1         0.6
                                                                                      =========== ============ ============
Cash & cash equivalents, end of period                                                $   0.5        $0.2      $   0.1

                                                                                      =========== ============ ============


                                                ARGONAUT GROUP, INC.
                                                     SCHEDULE V
                                         SUPPLEMENTARY INSURANCE INFORMATION
                                  Years Ended December 31, 1997, 1996, and 1995
                                                   ($ in millions)


                                                                     Net                   Amort.
                           Future              Other      Premium    Invest.  Ben, Loss,  (Deferral) Other      Prem.
                  DPAC     Benefits    UPR     Payables   Revenue    Income    & LAE      DPAC    Insur. Exp   Written
    Segment        (a)       (b)       (c)       (d)        (e)      (f) (1)     (g)        (h)     (i) (2)      (j)
----------------------------------------------------------------------------------------------------------------------

Year Ended
December 31,1997

 Workers Comp     2.7      572.4       20.8    -          140.6      36.5     91.1        (1.3)    132.3       69.4

    All Other     1.3      452.5       19.4    -           24.3      28.8     21.7        0.1      10.0        25.9

  Unallocable     -        -           -       -          -          21.9     -           -        -
                  ======== ==========  ======= ========== ========== ======== =========== ======== =========== =========

                  4.0      1,024.9     40.2    -          164.9      87.2     112.8       (1.2)    79.4        158.2
                  ======== ==========  ======= ========== ========== ======== =========== ======== =========== =========

Year Ended
December 31, 1996


 Workers Comp    4.1      659.5        47.3    -          129.5      42.3     81.2        (0.5)    52.9        147.5

 All Other       1.2      534.2        18.0    -           32.2      34.3     265.0       (0.1)    11.8         28.6
                                                                                -             -
 Unallocable     -         -           -       -          -          12.9     -                                -
                 ======== ==========   ======= ========== ========== ======== =========== ======== =========== =========

                 5.2      1,193.7      65.3    -          161.7      89.5     346.2       (0.6)    64.7        176.1
                 ======== ==========   ======= ========== ========== ======== =========== ======== =========== =========

Year Ended
December 31, 1995


 Workers Comp    3.6      737.7        43.0    -          176.7      50.5     98.6        (0.9)    56.2        148.9

 All Other       1.0      323.2        21.0    -          31.4       22.1     54.2        (0.1)    12.1         31.1

  Unallocable    -        -            -       -          -          29.4     -            -       -            -
                 ======== ==========   ======= ========== ========== ======== =========== ======== =========== =========

                     4.6    1,060.9    64.0    -          208.1      102.0    152.8       (1.0)    68.3        180.0
                 ======== ==========   ======= ========== ========== ======== =========== ======== =========== =========

(a)  Deferred Policy Acquisition Costs
(b)  Future Policy Benefits, Claims, and Claim Adj Exp
(c)  Unearned Premiums
(d)  Other Policy Claims and Benefits Payable
(e) Premium Revenue
(f) Net Investment Income segment's share of investable funds.
(g) Benefits, Claims, and Claim  Adjustment  Expenses
(h) Amortization of Deferred Policy Acquisition Costs
(i) Other Insurance Expenses
(j) Premiums Written
(1) Net investment income allocated based upon each segment's share of investable funds.
(2) Other insurance expenses allocated based on specific identification, where possible, and related activities.

Exhibit                        EXHIBIT INDEX
No.
                                   Document

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

10.7     Argonaut Group,  Inc. 1986 Stock Option Plan, as amended
         (incorporated by reference to the Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 9, 1997).

10.8 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Rinsch and Halliday dated as of February 24, 1998.

10.9 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Mellin and Polak dated as of February 24, 1998.

10.10 Argonaut Group, Inc. Form of Employee Retention Agreement for Argonaut Group, Inc. dated as of February 24, 1998.

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1997:

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

23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule for December 31, 1997 Form 10-K.