Form 10-Q
period 1998-03-31
ARGONAUT GROUP INC
filed 1998-05-13
CIK 800082

FORM 10-Q

                                             SECURITIES AND EXCHANGE COMMISSION

                                                      Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 1998.

Title                                                        Outstanding

Common Stock, par value $.10 per share                       23,937,742



                                             ARGONAUT GROUP, INC.
                                               TABLE OF CONTENTS





PART I.      FINANCIAL INFORMATION:                                                                 Page

             Item 1.      Condensed Consolidated Financial Statements:

                          Consolidated Balance Sheets
                          March 31, 1998 and December 31,                                           3
                          1997...................................................................

                          Consolidated Statements of Income and Comprehensive Income
                          Three Months Ended, March 31, 1998 and                                    4
                          1997.......................................................

                          Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 1998 and                                     5
                          1997........................................................

                          Notes to The Condensed Consolidated Financial                             6
                          Statements....................................

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations:
                          First Quarter Ended March 31, 1998 and                                    7
                          1997..........................................................



PART II.     OTHER INFORMATION:

             Item 1.      Legal                                                                     8
                          Proceedings.................................................................


             Item 6.      Exhibits and Reports on Form                                              8
                          8-K.........................................................................


             Signatures.............................................................................9



Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                           ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (In million except per share amounts)

                                                           Mar 31, 98          Dec 31, 97
                                                            (unaudited)           (audited)
ASSETS

Investments:
     Fixed maturities, available for sale, at market           $1,000.6              $857.6
        (cost: 1998 - $990.4; 1997 - $845.8)
     Equity securities, available for sale, at market             393.2               440.1
        (cost: - 1998 - $199.1; 1997 - $227.4)
     Short-term investments                                        22.8                80.9
     Securities in transit                                       (11.0)               (9.5)
                                                           -------------       -------------
                                                                1,405.6             1,369.1
Cash and cash equivalents                                          31.3                59.0
Accrued investment income                                          17.3                20.3
Receivables:
     Reinsurance                                                  197.4               210.2
     Agents' balances                                              69.4                74.2
     Accrued retrospective premiums                                61.5                61.8
Cost in excess of net assets purchased                             37.6                38.3
Unearned premiums on ceded reinsurance                              0.9                 0.8
Deferred Federal income taxes receivable                            7.7                11.5
Other assets                                                       16.3                15.3
                                                           -------------       -------------
                                                               $1,845.0            $1,860.5
                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and loss adjustment expenses                 $990.2            $1,024.9
Unearned premiums                                                  44.6                40.2
Accrued policyholder dividends                                    (2.3)               (2.4)
Other liabilities                                                  80.2                79.9
                                                                               -------------
                                                           -------------
                                                                1,112.7             1,142.6
                                                           -------------       -------------
Shareholders' equity:
     Common stock - $.10  par,  35,000,000  shares
     authorized,  23,909,945  and
     23,854,720 shares issued and outstanding at
     March 31, 1998      and December 31, 1997, respectively        2.4                 2.4
     Additional paid-in capital                                    99.0                98.3
     Retained earnings                                            498.1               471.2
     Net unrealized appreciation on securities                    132.8               146.0
                                                                               -------------
                                                           -------------
                                                                  732.3               717.9
                                                           -------------       -------------
                                                               $1,845.0            $1,860.5
                                                           =============       =============

                          Argonaut Group, Inc. and Subsidiaries
                          Consolidated Statements of Operations
(In millions except amounts per share)                             For the Quarter
(unaudited)                                                        Ended March 31,
                                                           --------------------------------

                                                           1998                1997
Premiums and other revenue:
    Premiums, net                                                 $35.5              $45.6
    Net investment income                                          20.3               20.9
    Gains on sales of investments                                  42.2                1.4
                                                           -------------       ------------
Total Revenue                                                      98.0               67.9
Expenses:
    Losses and loss adjustment expenses                            24.2               28.8
    Underwriting, acquisition, and
        insurance expenses                                         19.2               16.9
    Amortization of cost in excess of
        net assets purchased                                        0.7                0.7
    Policyholder dividends                                          0.2                0.3
                                                           -------------
                                                           -------------       ------------
Total Expenses                                                     44.3               46.7
                                                           -------------       ------------
Income before tax                                                  53.7               21.2
Provision for taxes                                                17.0                5.7
                                                           =============       ============
Net Income                                                        $36.7              $15.5
                                                           =============       ============

Income per common share:
        Basic                                                     $1.54              $0.65
        Diluted                                                   $1.52              $0.65

Weighted Average Common Shares                              23,887,688         23,801,357
                                                           =============       ============


                          Argonaut Group, Inc. and Subsidiaries
                     Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                           For the Three Months
(unaudited)                                                        Ended March 31,
                                                           --------------------------------

                                                           1998                1997

Net Income                                                        $36.7              $15.5
Other comprehensive income:
    Unrealized gain (loss) on securities:
        Gain (loss) arising during the                             21.9              (8.5)
        period
        Reclassification adjustment for gains included
        in net income                                            (42.2)              (1.4)
                                                           -------------       ------------
Other comprehensive income (loss) before tax                     (20.3)              (9.9)
Income tax expense related to other
        comprehensive income (loss)                               (7.1)              (3.5)
                                                           -------------       ------------
Other comprehensive income (loss), net of tax                    (13.2)              (6.4)
                                                           -------------       ------------

Comprehensive income                                              $23.5               $9.1
                                                           =============       ============

                                      See accompanying notes

                            ARGONAUT GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (In millions)
                                          (unaudited)


                                                                          For the Three Months
                                                                             Ended March 31,
                                                                         ------------------------

                                                                               1998         1997
Cash flows from operating activities:
   Net income                                                                 $36.7        $15.5

   Adjustments to reconcile net income to net cash provided by operations:
      Amortization and depreciation                                             2.4          3.0
      Decrease (increase) in accrued investment income                          3.0        (0.3)
      Decrease (increase) in reinsurance receivables                           12.8        (3.2)
      Decrease (increase) in agents' balances                                   4.8        (1.9)
      Decrease  in accrued retrospective premiums                               0.3         36.8
      Decrease (increase) in unearned premiums on ceded reinsurance           (0.1)          0.1
      Decrease in deferred Federal income taxes receivable                     10.8          8.3
      Decrease in reserves for losses and
        loss adjustment expense                                              (34.7)       (70.1)
      Increase (decrease) in unearned premiums                                  4.4        (7.5)
      Increase in accrued policyholder dividends                                0.1          0.4
      Increase in income taxes payable                                          7.2          7.3
      Decrease in other, net                                                  (8.3)        (7.7)
                                                                         -----------  -----------
                                                                               39.4       (19.3)
                                                                         -----------  -----------
Cash flows from investing activities:
      Sales of fixed maturity investments                                                   70.2
                                                                                  -
      Sales of equity                                                          31.9          3.0
      securities
      Maturities and mandatory calls of fixed maturity investments             57.4         26.0
      Purchases of fixed maturity investments                               (203.3)        (2.5)
      Purchases of equity securities                                          (3.7)       (81.9)
      Decrease (increase) in short-term investments                            58.1        (2.9)
      Decrease (increase) in other, net                                         1.6        (2.6)
                                                                         -----------  -----------
                                                                             (58.0)          9.3
                                                                         -----------  -----------
Cash flows from financing activities:
      Payment of cash dividend                                                (9.8)        (9.6)
      Exercise of stock                                                         0.7          0.2
      options
                                                                         -----------  -----------
                                                                              (9.1)        (9.4)
                                                                         -----------  -----------

Decrease in cash and cash equivalents                                        (27.7)       (19.4)
Cash and cash equivalents, beginning of period                                 59.0         30.6
                                                                         -----------  -----------
Cash and cash equivalents, end of period                                      $31.3        $11.2
                                                                         ===========  ===========
                                                                              $15.7        $41.8
                                                                         ===========  ===========

                               See accompanying notes


                      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 1998, and the related consolidated statements of income for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Dividends Declared

On April 21, the Company declared a cash dividend of $0.41 per share payable to stockholders of record on May 5, 1998. The dividend will be paid on May 19, 1998.

Note 3 - Recently Issued Accounting Pronouncements

In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share", became effective for the 1997 Annual Report. Earlier application was not permitted, however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with earnings per common share (basic
EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that was previously required. Basic and diluted EPS for the three months period ended 1998 are $1.58 and $1.52 respectively, and for the three months ended 1997 are $0.65.

In June of 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. The Company has adopted this standard which requires the display of comprehensive income and its components in the financial statements. The Company has chosen to disclose Comprehensive Income, which includes unrealized gains and losses on debt and equity securities classified as available for sale, as a separate statement of comprehensive income. Prior years have been restated to conform to the SFAS No.130 requirements.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

The Company reported consolidated net income of $36.7 million ($1.52 per common share, diluted) on total revenue of $98.0 million for the quarter ended March 31, 1998. For the first quarter of 1997, net income was $15.5 million ($0.65 per common share) on total revenue of $67.9 million. Operating income after tax was $9.3 million for the quarter, compared with $14.6 million for the same period last year.
Operating income excludes gains on the sale of investments.

Total revenue includes gains on sales of investments of $42.2 million for the current quarter, compared with gains of $1.4 million for the same period in 1997. The 1998 gains resulted primarily from the call of Navistar International Series D preferred stock. The Company cannot anticipate when or if similar gains or losses may occur in the future.

While written premiums were consistent with the first quarter of 1997, earned premiums were lower, primarily as a result of adjustments to accrued retrospective premiums related to prior periods, and the timing of premium on some large construction wrap-up policies.

During the first quarter, Standard & Poor's affirmed their AA+ rating of claims paying ability for Argonaut Insurance Company.

On January 28, 1998,  the Company  announced  that it had engaged  Credit Suisse
First Boston Corporation to assist in reviewing a range of strategic alternatives, including the potential combination of the Company with another company. There can be no assurance that any strategic combination or other transaction will result from this review.

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

 Part II.  Other Information

Item 1.  Legal Proceedings

Reference  is made to Item 3 of the  Company's  Annual  Report to  Stockholders
  on Form 10-K for the fiscal year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

1.  Exhibit 27 Financial Data Schedule for March 31, 1998 Form 10-Q.
2. During the quarter covered by this report, the Registrant filed a Form 8-K on March 25, 1998 for Item 5. Amended and Restated By-Laws of the Registrant, a copy of which was provided as Exhibit 3.2. There were no financial statements filed therewith.

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



May 11, 1998