Form 10-Q
period 1998-06-30
ARGONAUT GROUP INC
filed 1998-08-14
CIK 800082

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 10, 1998.
Title                                                        Outstanding

Common Stock, par value $.10 per share                       23,947,735


                                             ARGONAUT GROUP, INC.
                                               TABLE OF CONTENTS




PART I.      FINANCIAL INFORMATION:                                                                 Page

             Item 1.      Condensed Consolidated Financial Statements:

                          Consolidated Balance Sheets
                          June 30, 1998 and December 31,                                            3
                          1997.........................................................

                          Consolidated Statements of Income and Comprehensive Income
                          Three Months and  Six  Months Ended, June 30, 1998 and                    4
                          1997................

                          Consolidated Statements of Cash Flows
                          Three Months and Six  Months Ended June 30, 1998 and                      5
                          1997..................

                          Notes to The Condensed Consolidated Financial                             6
                          Statements.......................

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations:
                          Second Quarter Ended June 30, 1998 and                                    7
                          1997............................................



PART II.     OTHER INFORMATION:

             Item 1.      Legal                                                                     8
                          Proceedings.....................................


             Item 6.      Exhibits and Reports on Form                                              8
                          8-K.............................................


             Signatures...................................................                          9


Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                           ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (In million except per share amounts)

                                                             Jun 30, 98          Dec 31, 97
                                                            (unaudited)           (audited)
ASSETS
Investments:
     Fixed maturities, available for sale, at market             $976.3              $857.6
        (cost: 1998 - $960.7; 1997 - $845.8)
     Equity securities, available for sale, at market             396.7               440.1
        (cost: - 1998 - $199.1; 1997 - $227.4)
     Short-term investments                                        18.3                80.9
     Securities in transit                                          0.3               (9.5)
                                                           -------------       -------------
                                                                1,391.6             1,369.1
Cash and cash equivalents                                          36.1                59.0
Accrued investment income                                          21.2                20.3
Receivables:
     Reinsurance                                                  204.2               210.2
     Agents' balances                                              61.2                74.2
     Accrued retrospective premiums                                60.0                61.8
Cost in excess of net assets purchased                             36.9                38.3
Unearned premiums on ceded reinsurance                              1.0                 0.8
Deferred Federal income taxes receivable                            1.9                11.5
Other assets                                                       15.8                15.3
                                                           -------------       -------------
                                                               $1,829.9            $1,860.5
                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and loss adjustment expenses                 $967.6            $1,024.9
Unearned premiums                                                  47.9                40.2
Accrued policyholder dividends                                    (1.7)               (2.4)
Other liabilities                                                  78.1                79.9
                                                                               -------------
                                                           -------------
                                                                1,091.9             1,142.6
                                                           -------------       -------------
Shareholders' equity:
     Common stock - $.10 par, 35,000,000 shares
        authorized, 23,947,695 and 23,854,720 shares
        issued and outstanding at June 30, 1998
        and December 31, 1997, respectively                         2.4                 2.4
     Additional paid-in capital                                    99.8                98.3
     Retained earnings                                            497.2               471.2
     Net unrealized appreciation on securities                    138.6               146.0
                                                                               -------------
                                                           -------------
                                                                  738.0               717.9
                                                           -------------       -------------
                                                               $1,829.9            $1,860.5
                                                           =============       =============
                                      See accompanying notes.

                                      Argonaut Group Inc. and Subsidiaries
                                     Consolidated Statements of Operations


(In millions except amounts per share)                        For the Quarter             For the Six Months
(unaudited)                                                   Ended June 30,                Ended June 30,
                                                        ---------------------------   ---------------------------
                                                                                          1998          1997
                                                             1998          1997
Premiums and other revenue:
    Premiums, net                                             $36.7          $37.7           $72.2         $83.3
    Net investment income                                      19.5           21.7            39.8          42.6
    Gains on sales of investments                               0.1            1.3            42.2           2.7
                                                        ------------  -------------   -------------  ------------
Total Revenue                                                  56.3           60.7           154.2         128.6
Expenses:
    Losses and loss adjustment expenses                        22.6           25.5            46.8          54.3
    Underwriting, acquisition, and
        insurance expenses                                     19.1           18.6            38.3          35.5
    Amortization of cost in excess of
        net assets purchased                                    0.7            0.7             1.4           1.4
    Policyholder dividends                                      0.3          (1.1)             0.5         (0.8)
                                                        ------------  -------------   -------------  ------------
                                                        ------------
Total Expenses                                                 42.7           43.7            87.0          90.4
                                                        ------------  -------------   -------------  ------------
Income before tax                                              13.6           17.0            67.3          38.2
Provision for taxes                                             4.8            4.2            21.8           9.9
                                                                      -------------                  ------------
                                                        ============                  =============
Net Income                                                     $8.8          $12.8           $45.5         $28.3
                                                        ============  =============   =============  ============

Income per common share:
        Basic                                                 $0.37          $0.54           $1.90         $1.19
                                                        ============  =============   =============  ============
        Diluted                                               $0.36          $0.53           $1.88         $1.18
                                                        ============  =============   =============  ============

Weighted Average Common Shares:
        Basic                                           23,934,531      23,819,102     23,911,239    23,810,278
                                                        ============  =============   =============  ============
        Diluted                                         24,169,801      24,013,932     24,168,147     24,011,159
                                                        ============  =============   =============  ============





                                      Argonaut Group Inc. and Subsidiaries
                                Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                        For the Quarter             For the Six Months
(unaudited)                                                   Ended June 30,                Ended June 30,
                                                        ---------------------------   ---------------------------

                                                           1998           1997            1998          1997

Net Income                                                     $8.8          $12.8           $45.5         $28.3
Other comprehensive income:
    Unrealized gain on securities:
        Gains arising during the year                           8.9           48.7            30.8          40.2
        Reclassification adjustment for gains included
        in net income                                         (0.2)          (1.3)          (42.4)         (2.7)
                                                        ------------  -------------   -------------  ------------
Other comprehensive income (loss) before tax                    8.7           47.4          (11.6)          37.5
Income tax expense related to other
        comprehensive income (loss)                             3.1           16.6           (4.0)          13.1
                                                        ------------  -------------   -------------
                                                                                                     ------------
Other comprehensive income (loss), net of tax                   5.7           30.8           (7.5)          24.4
                                                        ------------  -------------   -------------  ------------
Comprehensive income                                          $14.5          $43.6           $38.0         $52.7
                                                        ============  =============   =============  ============

                                                        See accompanying notes.




                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (In millions)
                                           (unaudited)


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                         -------------------------
                                                                                1998         1997
Cash flows from operating activities:
   Net income                                                                  $45.5         28.3

   Adjustments to reconcile net income to
      net cash provided by operations:
      Amortization and depreciation                                              4.7          6.3
      Decrease (Increase) in accrued investment income                         (0.9)          2.4
      Decrease in reinsurance receivables                                        6.0          5.2
      Decrease (increase) in agents' balances                                   13.0        (2.5)
      Decrease  in accrued retrospective premiums                                1.8         46.5
      Decrease (increase) in unearned premiums on ceded reinsurance            (0.2)          0.2
      Decrease in deferred Federal income taxes receivable                      13.6          9.9
      Decrease in reserves for losses and
        loss adjustment expense                                               (57.3)      (112.1)
      Increase (decrease) in unearned premiums                                   7.6       (13.5)
      Increase (decrease) in accrued policyholder dividends                      0.7        (0.8)
      Increase in income taxes payable                                           6.5         42.1
      Decrease in other, net                                                   (9.7)        (4.1)
                                                                         ------------  -----------
                                                                                31.3          7.9
                                                                         ------------  -----------
Cash flows from investing activities:
      Sales of fixed maturity investments                                                    13.0
                                                                                   -
      Sales of equity                                                           35.5         39.1
      securities
      Maturities and mandatory calls of fixed maturity investments             111.7        131.2
      Purchases of fixed maturity investments                                (229.0)      (120.4)
      Purchases of equity securities                                           (7.1)        (5.4)
      Decrease (increase) in short-term investments                             62.6       (49.0)
      Increase in other, net                                                   (9.9)        (3.2)
                                                                         ------------  -----------
                                                                              (36.2)          5.3
                                                                         ------------  -----------
Cash flows from financing activities:
      Payment of cash dividend                                                (19.5)       (18.6)
      Exercise of stock options                                                  1.6          0.5
                                                                         ------------  -----------
                                                                              (17.9)       (18.1)
                                                                         ------------  -----------

Decrease in cash and cash equivalents                                         (22.8)        (4.9)
Cash and cash equivalents, beginning of period                                  59.0         30.6
                                                                         ------------  -----------
Cash and cash equivalents, end of period                                       $36.2        $25.7
                                                                         ============  ===========


                                See accompanying notes


 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (Unaudited)

Note 1 - Basis of Presentation

     The consolidated balance sheet as of June 30, 1998, and the related consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Dividends Declared

     On July 24, the Company declared a cash dividend of $0.41 per share payable to stockholders of record on August 4, 1998. The dividend will be paid on August 18, 1998.
Note 3 - Recently Issued Accounting Pronouncements

     In February of 1997, the FASB issued SFAS No. 128, Earnings Per Share which became effective for the 1997 Annual Report. Earlier application was not permitted, however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with basic earnings per common share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that was previously required. Basic and diluted EPS for the second quarter of 1998 are $0.37 and $0.36, and for the six months ended 1998 are $1.90 and $1.88, respectively. Basic and diluted EPS for the second quarter of 1997 are $0.54 and $0.53, and for the six months ended 1997 are $1.19 and $1.18, respectively. In June of 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. The Company has adopted this standard which requires the display of comprehensive income and its components in the financial statements. The Company has chosen to disclose Comprehensive Income, which includes unrealized gains and losses on debt and equity securities classified as available for sale, as a separate statement of comprehensive income. Prior years have been restated to conform to the requirements of SFAS No. 130.










Item 2.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

     The Company reported consolidated net income of $8.8 million ($0.36 per diluted common share) on total revenue of $56.3 million for the second quarter of 1998, compared with $12.8 million ($0.53 per diluted common share) on total revenue of $60.7 million for the same quarter last year. For the six months ended June 30, 1998, consolidated net income was $45.5 million ($1.88 per diluted common share) on total revenue of $154.3 million, compared with net income of $28.3 million ($1.18 per diluted common share) on total revenue of $128.6 million for the same period in 1997. Consolidated operating income after tax was $8.7 million for the quarter ended June 30, 1998, compared with $12.0 million for the same period last year. For the six months ended June 30, 1998, consolidated operating income after tax was $18.0 million, compared with $26.5 million for the same six-month period last year. Operating income excludes gains on the sale of investments. Total revenue includes gains on sales of investments of $100,000 for the current quarter, compared with $1.3 million for the second quarter in 1997. For the six months ended June 30, 1998, gains on sales of investments were $42.3 million, compared with $2.7 million for the same period last year. The 1998 gains resulted primarily from the call of Navistar International Series D preferred stock. The Company cannot anticipate when or if similar gains may occur in the future. While written premiums were somewhat higher than for 1997, both for the quarter and year-to-date, earned premiums continue to lag compared with 1997, primarily as a result of adjustments to accrued retrospective premiums related to prior periods, and the timing of premium on some large construction wrap-up accounts. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000 and has a full-time manager dedicated to addressing Year 2000 compliance for the Company. The Company has utilized both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance and plans to complete this project by late 1998. It is also working with each of its vendors to develop a test plan related to year 2000 data. The total project cost is estimated to be slightly over $2.0 million. All costs associated with the project have been expensed as incurred. On January 28, 1998, the Company announced that it had engaged Credit Suisse First Boston Corporation to assist in reviewing a range of strategic alternatives, including the potential combination of the Company with another company. There can be no assurance that any strategic combination or other transaction will result from this review.
Liquidity and Capital Resources

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

Item 6.  Exhibits and Reports on Form 8-K.

     1.  Exhibit 27  Financial  Data  Schedule  for June 30, 1998 Form 10-Q.  2.
During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

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



August  12, 1998