Form 10-Q
period 1998-09-30
ARGONAUT GROUP INC
filed 1998-11-03
CIK 800082

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 24, 1998.

Title                                                        Outstanding

Common Stock, par value $.10 per share                       24,043,764





                                             ARGONAUT GROUP, INC.
                                               TABLE OF CONTENTS





PART I.      FINANCIAL INFORMATION:                                                              Page

             Item 1.      Condensed Consolidated Financial Statements:

                          Consolidated Balance Sheets
                          September 30, 1998 and December 31,                                    3
                          1997................................................

                          Consolidated Statements of Income
                          Three Months and Nine Months Ended, September 30, 1998 and 1997......  4
                          Consolidated Statement of Comprehensive Income
                          Three Months and Nine Months Ended, September 30, 1998 and 1997......  5

                          Consolidated Statements of Cash Flow
                          Three Months and Nine Months Ended September 30, 1998 and 1997......   6

                          Notes to The Condensed Consolidated Financial                          7
                          Statements......................

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations:
                          Third Quarter Ended September 30, 1998 and 1997.........               8



PART II.     OTHER INFORMATION:

             Item 1.      Legal Proceedings.....................                                 9


             Item 6.      Exhibits and Reports on Form                                           9
                          K............................................


             Signatures................................................                          10










Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                           ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (In million except per share amounts)

                                                            Sept 30, 98          Dec 31, 97
                                                            (unaudited)           (audited)
ASSETS
Investments:
     Fixed maturities, available for sale, at market             $958.2              $857.6
        (cost: 1998 - $916.2; 1997 - $845.8)
     Equity securities, available for sale, at market             375.3               440.1
        (cost: - 1998 - $198.4; 1997 - $227.4)
     Short-term investments                                        54.6                80.9
     Securities in transit                                          0.9               (9.5)
                                                            ------------         -----------
                                                                1,389.0             1,369.1
Cash and cash equivalents                                          21.7                59.0
Accrued investment income                                          15.6                20.3
Receivables:
     Reinsurance                                                  203.5               210.2
     Agents' balances                                              61.0                74.2
     Accrued retrospective premiums                                56.0                61.8
Cost in excess of net assets purchased                             36.2                38.3
Unearned premiums on ceded reinsurance                              0.9                 0.8
Deferred Federal income taxes receivable                          (7.4)                11.5
Other assets                                                       16.7                15.3
                                                            ------------         ----------
                                                               $1,793.2            $1,860.5
                                                            ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and loss adjustment expenses                 $932.6            $1,024.9
Unearned premiums                                                  43.9                40.2
Accrued policyholder dividends                                    (1.3)               (2.4)
Other liabilities                                                  75.8                79.9
                                                                                 -----------
                                                            ------------
                                                                1,051.0             1,142.6
                                                            ------------         -----------
Shareholders' equity:
     Common stock - $.10  par,  35,000,000  shares
        authorized,  23,948,665  and
        23,854,720 shares issued and outstanding
        at September 30, 1998
        and December 31, 1997, respectively                         2.4                 2.4
     Additional paid-in capital                                    99.9                98.3
     Retained earnings                                            497.6               471.2
     Net unrealized appreciation on securities                    142.3               146.0
                                                              ----------         -----------

                                                                  742.2               717.9
                                                               ---------         -----------
                                                               $1,793.2            $1,860.5
                                                               =========         ===========



                                      Argonaut Group Inc. and Subsidiaries
                                     Consolidated Statements of Operations

(In millions except amounts per share)                        For the Quarter             For the Nine Months
(unaudited)                                                Ended September 30,           Ended September 30,
                                                        ---------------------------   ---------------------------

                                                                                          1998          1997
                                                        1998          1997
Premiums and other revenue:
    Premiums, net                                             $33.6          $37.8          $105.8        $121.1
    Net investment income                                      19.0           22.1            58.8          64.7
    Gains on sales of investments                               7.8            0.4            50.1           3.1
                                                        ------------  -------------   -------------  ------------
Total Revenue                                                  60.4           60.3           214.7         188.9
Expenses:
    Losses and loss adjustment expenses                        25.8           26.2            72.6          80.5
    Underwriting, acquisition, and
        insurance expenses                                     18.1           21.5            56.4          57.0
    Amortization of cost in excess of
        net assets purchased                                    0.7            0.7             2.1           2.1
    Policyholder dividends                                      0.2            0.2             0.7         (0.6)
                                                        ------------  -------------   -------------  ------------

Total Expenses                                                 44.8           48.6           131.8         139.0
                                                        ------------  -------------   -------------  ------------
Income before tax                                              15.6           11.7            82.9          49.9
Provision for taxes                                             5.2            2.4            27.0          12.3
                                                         ----------   -------------   -------------  ------------

Net Income                                                    $10.4           $9.3           $55.9         $37.6
                                                        ============  =============   =============  ============

Income per common share:
        Basic                                                 $0.43          $0.39           $2.34         $1.58
                                                        ============  =============   =============  ============
        Diluted                                               $0.43          $0.39           $2.32         $1.56
                                                        ============  =============   =============  ============

Weighted Average Common Shares:
        Basic                                           23,947,899      23,840,831     23,923,593    23,820,575
                                                        ============  =============   =============  ============
        Diluted                                         24,091,347      24,105,412     24,136,986     24,038,016
                                                        ============  =============   =============  ============








                                      Argonaut Group Inc. and Subsidiaries
                                Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                        For the Quarter             For the Nine Months
(unaudited)                                                Ended September 30,           Ended September 30,
                                                        ---------------------------   ---------------------------

                                                           1998           1997            1998          1997

Net Income                                                    $10.4           $9.3           $55.9         $37.6
Other comprehensive income:
    Unrealized gain on securities:
        Gains arising during the year                          13.4           30.9            44.3          71.1
        Reclassification adjustment for gains included
        in net income                                         (7.7)          (0.4)          (50.1)         (3.1)
                                                        ------------  -------------   -------------  ------------
Other comprehensive income (loss) before tax                    5.7           30.5           (5.8)          68.0
Income tax expense related to other
        comprehensive income (loss)                             2.0           10.7           (2.0)          23.8
                                                        ------------  -------------   -------------
                                                                                                     ------------
Other comprehensive income (loss), net of tax                   3.7           19.8           (3.8)          44.2
                                                        ------------  -------------   -------------  ------------
Comprehensive income                                          $14.1          $29.1           $52.1         $81.8
                                                        ============  =============   =============  ============






                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (In millions)
                                           (unaudited)


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                         -------------------------

                                                                                1998         1997
Cash flows from operating activities:
   Net income                                                                  $55.9        $37.6

   Adjustments to reconcile net income to net cash provided by operations:
      Amortization and depreciation                                              6.8          9.4
      Decrease in accrued investment income                                      4.7          0.9
      Decrease in reinsurance receivables                                        6.7          1.5
      Decrease (increase) in agents' balances                                   13.3       (10.1)
      Decrease  in accrued retrospective premiums                                5.8         48.7
      Decrease (increase) in unearned premiums on ceded reinsurance            (0.2)          0.2
      Decrease in deferred Federal income taxes receivable                      20.9         10.7
      Decrease in reserves for losses and
        loss adjustment expense                                               (92.3)      (135.2)
      Increase (decrease) in unearned premiums                                   3.7       (15.7)
      Increase (decrease) in accrued policyholder dividends                      1.1        (4.0)
      Increase in income taxes payable                                           5.6         43.3
      Decrease in other, net                                                  (12.6)       (11.8)
                                                                             --------    ---------
                                                                                19.3       (24.5)
                                                                             --------    ---------
Cash flows from investing activities:
      Sales of fixed maturity investments                                                    13.0
                                                                                   -
      Sales of equity                                                           37.3         52.8
      securities
      Maturities and mandatory calls of fixed maturity investments             231.8        159.5
      Purchases of fixed maturity investments                                (305.6)      (171.4)
      Purchases of equity securities                                           (8.2)        (7.8)
      Decrease (increase) in short-term investments                             26.3        (8.1)
      Increase in other, net                                                  (10.4)        (0.9)
                                                                             --------    ---------
                                                                              (28.8)         37.1
                                                                             --------    ---------
Cash flows from financing activities:
      Payment of cash dividend                                                (29.4)       (28.4)
      Exercise of stock options                                                  1.6          0.9
                                                                             --------    ---------
                                                                              (27.8)       (27.5)
                                                                             --------    ---------

Decrease in cash and cash equivalents                                         (37.3)       (14.9)
Cash and cash equivalents, beginning of period                                  59.0         30.6
                                                                             --------    ---------
Cash and cash equivalents, end of period                                       $21.7        $15.7
                                                                             ========    =========


                                See accompanying notes


                    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 1998, and the related consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997 and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Dividends Declared

On October 19, the Company declared a cash dividend of $0.41 per common share payable to shareholders of record on November 3, 1998. The dividend will be paid on November 17, 1998.

Note 3 - Recently Issued Accounting Pronouncements

In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which became effective for the 1997 Annual Report. Earlier application was not permitted; however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with "basic" earnings per common share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that was previously required. Basic and diluted EPS for the third quarter of 1998 is $0.43, and for the nine months ended 1998 are $2.34 and $2.32, respectively. Basic and diluted EPS for the third quarter of 1997 is $0.39, and for the nine months ended 1997 are $1.58 and $1.56, respectively.

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












Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

The Company reported consolidated net income of $10.4 million ($0.43 per diluted common share) on total revenue of $60.4 million for the third quarter of 1998, compared with $9.3 million ($0.39 per diluted common share) on total revenue of $60.3 million for the same quarter last year. For the nine months ended September 30, 1998, consolidated net income was $55.9 million ($2.32 per diluted common share) on total revenue of $214.7 million, compared with net income of $37.6 million ($1.56 per diluted common share) on total revenue of $188.9 million for the same period in 1997. Shareholder's book value at September 30, 1998 increased to $30.99 per common share compared with $30.82 at June 30, 1998 and $30.18 at September 30, 1997.

Consolidated operating income after tax was $5.3 million for the quarter ended September 30, 1998, compared with $9.0 million for the same period last year. For the nine months ended September 30, 1998, consolidated operating income after tax was $23.3 million, compared with $35.6 million for the same nine-month period last year. Operating income excludes gains on the sale of investments.

Total revenue includes gains on sales of investments of $7.8 million for the current quarter, compared with $400,000 for the third quarter in 1997. For the nine months ended September 30, 1998, gains on sales of investments were $50.1 million, compared with $3.1 million for the same period last year. The gains in the third quarter of 1998 resulted primarily from resolution of class action litigation related to investment transactions in prior years. Other gains in 1998 resulted primarily from the call of Navistar International Series D preferred stock. The Company cannot anticipate when or if similar gains may occur in the future.

Argonaut Group continues to maintain a conservative investment portfolio, with over 70% of the portfolio value invested in U S Treasuries, other investment-grade bonds, and short-term securities. During the current quarter, the unrealized gains in the investment portfolio increased, since the value of fixed maturities more than offset the decline in equities.

The decline in premium in the third quarter and for the nine months ended September 30, 1998 from the comparable periods in 1997 was primarily the result of discontinuing providing workers compensation coverage for employee leasing businesses at Argonaut Insurance Company, the reduction in mid-market workers compensation accounts at Argonaut Great Central in late 1977, and the increase in premiums ceded to reinsurers for providing increased coverage in 1998.

The decline in operating results for the current quarter compared with the third quarter of 1997 resulted from higher than normal losses (including Hurricane Georges) at our Argonaut Great Central subsidiary; costs to upgrade computer systems for Year 2000; and costs related to the review of strategic alternatives to enhance shareholder value.

The Company established a Year 2000 project team in November, 1996, to prepare the Company's computer hardware, operating system software, computer programs, and voice and data communications to remedy Year 2000 compliant/remediation issues. The Company's external Year 2000 plan includes validating and testing, the readiness of its outsource data center service providers, and the information exchange process with vendors and business partners.

It is the opinion of management that the Company's state of readiness is more than 95% complete. The Company's client server policy management, policy rating, and claims processing systems were Year 2000 compliant as of April 30, 1998. In addition, as of September 30, 1998, Argonaut's mission critical mainframe legacy systems have been remediated to process dates beyond the Year 2000. The Company has completed testing its mission critical business processing client server and mainframe legacy systems, computer hardware, computer infrastructure systems software, and office automation software to assure continuity of service beyond the Year 2000.

During the remainder of 1998 and into the first quarter of 1999, the project team will continue testing non-mission critical user systems and validating the above mission critical systems for Year 2000 compliance/remediation. After completion of these activities, the Company will prepare a contingency plan that will include a designated team to resolve any unforeseen problems that arise beyond the Year 2000.

The total project cost is estimated to be approximately $3.8 million. All costs associated with the project have been expensed as incurred.

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

Item 6.  Exhibits and Reports on Form 8-K.

1.   Exhibit 27 Financial Data Schedule for September 30, 1998 Form 10-Q.
2. The Registrant filed a Form 8-K on September 22, 1998 for Item 5. Other Events. The resignation of an outside director from the Company's Board of Directors. There were no financial statements filed therewith.

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



October 29, 1998