Form 10-K405
period 1998-12-31
ARGONAUT GROUP INC
filed 1999-03-22
CIK 800082

                                                    FORM 10-K
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                      For the fiscal year ended December 31, 1998
                                                  OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
For the transition period from ________ to ________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ?

As of March 18, 1999, registrant had 24,027,511 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $583 million.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Part II: Excerpts from Argonaut Group, Inc.'s Annual Report to Shareholders for the Year Ended December 31, 1998. Part III: Excerpts from Argonaut Group, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999.

                                               Argonaut Group, Inc.
                                            Annual Report on Form 10-K
                                       For the Year Ended December 31, 1998


                                                 TABLE OF CONTENTS



                                                   PART I

Item  1.     Business                                                         3
Item  2.     Properties                                                       11
Item  3.     Legal Proceedings                                                11
Item  4.     Submission of Matters to a Vote of Security Holders              12

                                                   PART II

Item  5.     Market for Registrant's Common Equity and Related                13
                  Stockholder Matters
Item  6.     Selected Financial Data                                          13
Item  7.     Management's Discussion and Analysis of                          13
                  Financial Condition and Results of Operations
Item  7A.    Quantitative and Qualitative Disclosures about Market Risk       14
Item  8.     Financial Statements and Supplementary Data                      15
Item  9.     Changes in and Disagreements with Accountants on                 15
                  Accounting and Financial Disclosure

                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant               16
Item 11.     Executive Compensation                                           16
Item 12.     Security Ownership of Certain Beneficial Owners
                  and Management                                              16
Item 13.     Certain Relationships and Related Transactions                   16

                                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  16

                                                      PART I

Item 1. Business

Introduction

Argonaut Group, Inc. ("Argonaut Group") is a holding company whose subsidiaries are primarily engaged in the selling, underwriting, and servicing of workers compensation and other lines of property-casualty insurance. Workers compensation accounted for 83% of premiums in 1998. See "Item 6. Selected Financial Data" for certain financial information regarding industry segments in which the Company operates. Argonaut Group is incorporated in Delaware. Argonaut Group's executive offices are located at 1800 Avenue of the Stars, Suite 1175, Los Angeles, California 90067, telephone 310.553.0561. The term "the Company" refers to Argonaut Group and all its subsidiaries.

Argonaut Insurance Company ("Argonaut Insurance"), Argonaut Group's larger insurance subsidiary, was established in California in 1948. Workers compensation is the primary line of insurance written by Argonaut Insurance and its subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance and these subsidiaries also write complementary lines of commercial insurance for a small number of their clients, primarily consisting of general and automobile liability.

Argonaut Great Central Insurance Company ("Argonaut Great Central") is Argonaut Group's other principal insurance subsidiary. Established in Illinois in 1948 and purchased by Argonaut Insurance Company in 1971, Argonaut Great Central specializes in providing package insurance policies including property, general liability, workers compensation, and umbrella coverage for certain classes of insureds. Argonaut Insurance is Argonaut Great Central's immediate parent.

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

Workers Compensation

Workers compensation insurance is a statutory system which provides for compensation of a policyholder's employees and their dependents for injuries (other than self-inflicted wounds) arising out of or suffered in the course of the employee's employment, even though the injuries may have resulted from the negligence or wrongful conduct of the employee himself or any other person. Workers compensation insurance is sold primarily by Argonaut Insurance and its subsidiaries. Net earned premiums for this line of business were $115.6 million, $140.6 million, and $129.5 million, in 1998, 1997, and 1996, respectively.

Other Property-Casualty Insurance

This   product   includes   general   and   automobile   liability,   commercial
multiple-peril, and various other insurance coverages. Premiums for these product lines were $22.9 million, $24.3 million, and $32.2 million, in 1998, 1997, and 1996, respectively.

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

To take advantage of attractive pricing in the reinsurance market, Argonaut Insurance reduced the limit of retention on its primary excess of loss reinsurance treaty from $2 million to $250,000 effective May 1, 1998. Its limit of retention is $250,000 on its wrap up treaty. Argonaut Great Central's limit of retention is $500,000 on the property and liability treaty, $300,000 on the First Workers' Compensation Excess of Loss Reinsurance Treaty and $250,000 on the First Underlying Excess of Loss Reinsurance Treaty.

Incorporated herein by reference is the information appearing as "Note 3- Reinsurance" in the Notes to the Consolidated Financial Statements
 of the Annual Report.  See Exhibit Index.

Competition

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best, a leading insurance industry rating and analysis firm, as of December 31, 1998, there are about 3,350 property-casualty insurance companies operating in the United States, with the 100 largest companies (groups and unaffiliated) writing about 80% of the industry's premiums.

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

Regulation

Since, 1994, the Company's insurance subsidiaries have been subject to the Risk-Based Capital (RBC) for Insurers Model Act. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks. The RBC for Insurers Model Act provides for four levels of regulatory authority: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. These four levels of authority provide for increasing regulatory remedies for companies that fail to comply with the RBC for Insurers Model Act.

As of December 31, 1998, calculations show that the Company's insurance subsidiaries' RBC coverage far exceeds the minimum required.

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

Under the provisions of the California Insurance Code, there is a maximum amount of shareholder dividends which can be paid without prior approval of the Insurance Commissioner. Under these provisions, as of December 31, 1998, Argonaut Insurance could pay to Argonaut Group a maximum dividend of $20.5 million without the Insurance Commissioner's approval.

Marketing

Argonaut Insurance and Argonaut Great Central operate in substantially different markets.

Incorporated herein by reference is the information appearing as "Note 1 - Business and Significant Accounting Policies" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Argonaut Insurance Company is authorized to operate in all 50 states. Its primary line of business, workers compensation insurance, accounts for 99% of its premiums (83% of total consolidated premiums). These policies are primarily written on a retrospective rating basis or with large deductible provisions. For retrospectively rated policies, Argonaut Insurance's risk regarding inadequate price levels is mitigated to a certain extent as the insured will have to pay additional premiums (or will be refunded premiums) based upon their actual loss experience.

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

Run Off Lines

Incorporated herein by reference is the information appearing as "Note 12-Run Off Lines" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Loss ratios for the run off line of business are not meaningful as there are no current year premiums associated with the current year losses on this line of business.

Investments

The Company's investment portfolio continues to emphasize high quality fixed income and equity investments. As a percentage of the total investment portfolio, U.S. Treasury securities comprise the largest portion of the Company's holdings. Obligations of states and political subdivisions have decreased from 1997 as a result of maturities and sales. The proceeds from these maturities and sales were reinvested in high quality preferred and common stocks and Other U.S. Agencies (FNMA and FHLM).

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

Reserves for Losses and Loss Adjustment Expenses

Incorporated herein by reference is the information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Results of Operations" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1998 and in "Note 4 - Reserves for Losses and Loss Adjustment Expenses" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Reserves for environmental claims were $96.3 million and $98.2 million at December 31, 1998 and 1997, respectively. Reserves for asbestos claims were $76.6 and $101.4 million at December 31, 1998 and 1997.

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

The first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 1998.

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

Table I



                   Analysis of Losses and Loss Adjustment Expenses (LAE)
                        Development (in millions)
                              (Net of Reinsurance)

                        ----------------------------------------------------------------------------------------------------------
                           1989      1990       1991      1992       1993      1994       1995      1996       1997       1998
                           ----      ----       ----      ----       ----      ----       ----      ----       ----       ----

Reserves for Losses
and LAE (a)               $1,337.0  $1,348.5   $1,287.8  $1,201.9   $1,107.6    $976.6     $858.1    $951.0     $845.7     $723.3
Cumulative Amount
Paid as of: (b)
One year later               260.0     313.1      307.3     276.9      259.9     239.7      214.2     179.0      172.7
Two years later              464.9     537.5      525.8     489.2      444.7     417.9      356.2     309.7
Three years later            603.2     698.5      697.6     638.9      588.8     531.5      468.6
Four years later             704.4     835.7      821.4     759.5      684.1     623.9
Five years later             801.7     940.1      919.5     839.9      758.5
Six years later              884.5   1,021.3      991.0     906.8
Seven years later            952.3   1,082.7    1,051.3
Eight years later          1,004.8   1,134.2
Nine years later           1,049.3
Reserves Re-estimated
as of:
One year later             1,317.2   1,358.3    1,285.2   1,197.1    1,086.8     996.5    1,073.6     934.0      819.2
Two years later            1,284.7   1,356.9    1,311.9   1,202.0    1,083.0   1,180.8    1,038.9     895.5
Three years later          1,261.3   1,381.9    1,315.9   1,203.0    1,283.4   1,159.2    1,014.1
Four years later           1,282.9   1,374.1    1,325.9   1,403.1    1,277.3   1,152.5
Five years later           1,257.5   1,384.9    1,514.9   1,400.6    1,268.2
Six years later            1,265.3   1,572.0    1,524.3   1,396.2
Seven years later          1,442.0   1,575.6    1,518.8
Eight years later          1,447.0   1,572.8
Nine years later           1,448.9
Cumulative (Deficiency)
Redundancy:(c)            ($111.9)  ($224.3)   ($231.0)  ($194.3)   ($160.6)  ($175.9)   ($156.0)     $55.5      $26.5


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

Table II



                     Analysis of Losses and Loss Adjustment Expenses (LAE)
                              Development (in millions)
                             (Direct Insurance Only)

                         1989       1990       1991       1992       1993       1994       1995       1996      1997      1998
                           ----       ----       ----       ----       ----       ----       ----       ----      ----      ----

Reserves for Losses
and LAE (a)                $1,587.4   $1,561.8   $1,494.4   $1,390.9   $1,284.1   $1,161.5   $1,026.1   $1,158.8  $1,024.9   $895.9
Cumulative Amount
Paid as of: (b)
One year later                509.2      384.7      355.7      325.6      288.3      267.5      245.2      234.7      197.0
Two years later               770.5      656.2      621.6      564.4      499.3      474.8      437.8      389.3
Three years later             954.4      862.6      818.2      739.3      668.9      625.4      572.1
Four years later            1,097.1    1,023.5      965.1      884.2      787.9      737.5
Five years later            1,216.7    1,149.2    1,086.1      983.5      881.4
Six years later             1,318.7    1,252.8    1,174.5    1,069.3
Seven years later           1,408.1    1,327.6    1,253.6
Eight years later           1,473.3    1,396.5
Nine years later            1,533.9
Reserves Re-estimated
as of:
One year later              1,770.2    1,619.3    1,512.6    1,414.2    1,291.7    1,179.7     1,300.3    1,159.7   1,006.2
Two years later             1,764.0    1,645.8    1,570.2    1,448.8    1,278.8    1,423.1     1,282.8    1,134.3
Three years later           1,772.2    1,702.3    1,603.7    1,440.6    1,533.8    1,404.1     1,267.2
Four years later            1,829.1    1,719.7    1,604.2    1,694.5    1,526.6    1,412.1
Five years later            1,820.3    1,723.6    1,841.5    1,687.5    1,532.5
Six years later             1,823.6    1,956.8    1,850.4    1,698.0
Seven years later           2,045.6    1,958.8    1,859.5
Eight years later           2,052.8    1,970.0
Nine years later            2,067.1

Cumulative (Deficiency)
Redundancy: (c)            ($479.7)   ($408.2)   ($365.1)   ($307.1)   ($248.4)   ($250.6)   ($241.1)      $24.5     $18.7






(a)  Reserves  for  losses  and  LAE,  excluding  effects  of  reinsurance.
(b)  Cumulative amount paid, excluding effects of reinsurance.
(c) Represents changes of direct reserves between the original estimate (for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amounnt paid to unpaid loss and LAE and incurred but not reported (IBNR) at year end for each accident year.

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


                                     Year Ended December 31,
                               1998         1997      1996

Ratio of:
Premium-to-surplus              0.2          0.3       0.3
                                ===          ===       ===

Reserves-to-surplus             1.1          1.5       2.0
                                ===          ===       ===

The Company believes that its 1998 capital ratios are satisfactory.

Ratings

The Company's insurance subsidiaries are rated by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. Argonaut Insurance and its pooled subsidiaries has carried an "A+" (Superior) rating since 1991. Argonaut Great Central is rated separately and carries an "A-" (Excellent) rating.

Standard & Poor's currently rates the claims-paying ability of Argonaut Insurance and its pooled subsidiaries as "AA+" and Argonaut Great Central as "A".

Employees

At December 31, 1998, the Company employed 499 full-time employees. Of this total, Argonaut Insurance employed 415 people (362 professional/managerial and 53 clerical/operational). Argonaut Great Central employed 71 people (45 professional/managerial and 26 clerical/operational). Argonaut Group employed 13 people (12 professional/managerial and 1 clerical/operational). The Company is not a party to any collective bargaining agreements.

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

Item 3. Legal Proceedings

On August 30, 1996, the Los Angeles County Metropolitan Transportation Authority
(MTA) filed a civil action against Argonaut Insurance alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance.

Argonaut Insurance has responded to the complaint, and brought certain counterclaims against the MTA, and possibly others, in connection with the facts underlying the lawsuit. Argonaut Insurance believes it has meritorious defenses, and intends to vigorously contest these claims. Argonaut Insurance is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of the lack of any discovery conducted in the case, and the preliminary investigation conducted thus far.

The Company has been sued in sixteen referenced lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated worker's compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. The lawsuits are El Chico Restaurants, Inc. and Southwest Cafes of Tennessee, Inc. v.
The Aetna Casualty and Surety Company, et al.; Civil Action No. 97-92-I, pending in the Chancery Court for Davidson County, Tennessee, filed on January 8, 1997; El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al.; Civil Action File No. 97-RCCV-28, pending in the Superior Court of Richmond County, Georgia, filed on January 10, 1997; Bristol Hotel Management Corp., et al. v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil Action No. CL 9700727A, pending in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, filed on August 15, 1997; Bristol Hotel Management Corp., et al. v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil Action No. 97-2240, pending in the United States District Court for the Southern District of Florida,
Miami Division, filed on July 17, 1997; Foodarama Supermarkets, Inc. and WSR Corporation d/b/a Strauss Discount Auto v. Aetna Casualty & Surety Co., et al.; Docket No. L-3556-97, pending in the Superior Court of New Jersey Law
Division,  Morris County, filed on November  17,  1997;  CR/PL  Management
Co., et al. v.  Allianz  Insurance  Company,  et al.;  Civil Action
No. 98-01635; pending in the
Circuit Court of Cook County, Illinois County Department,

Chancery Division, filed February 6, 1998; Hill-Behan Lumber Company, et al.; v. Aetna Casualty and Surety Company, et al.; Case No. 982-00338; pending in the Circuit Court of the City of St. Louis, State of Missouri, filed on February 12, 1998; Foodrama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.; Civil Action No. 001138; pending in the Court of Common Pleas, Philadelphia County, Civil Division, filed on February 6, 1998; Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al., Case No.98-01631; In the District Court of Harris County, Texas, 295th Judicial District, was filed on May 6, 1998; AARP, et al. v. National Surety Corp., et al., No. 98-820589-CZ; Wayne County Circuit
Court,
State of Michigan, was filed on June 30, 1998; Alumax, Inc., et al. v. Allianz Insurance Company, et al., Case No. CV98032222; In the Circuit Court of Jefferson County, Alabama, was filed on May 21, 1998; Burnham Service Corp., et al. v. NCCI, Inc., et al., Case No. 9800321; Supreme Court of the State of New York, County of New York, was filed on June 30, 1998; FFE Transportation Services, Inc., et al. v. NCCI, et al., Case No.
98-RCCV-509;
Superior Court of Richmond County, State of Georgia, was filed on June 11, 1998; Payless Cashways, Inc., et al. v. National Surety Corp., et al., Case No. 9812388; Fayette Circuit Court, Division 1, Commonwealth of Kentucky, was filed on June 30, 1998; and Albany International Corp., et al. v. American National Fire Insurance Co., et al., Case No. CV98-11695; Superior Court of the State of Arizona, County of Maricopa, was filed on June 26, 1998;
DAL-Tile Corporation, et al.; v. National Council on Compensation Insurance, Inc., et al.; Case No. 311263; Pending in Superior Court of the State of California, County of Riverside, was filed on April 17, 1998.

The Company intends to vigorously defend these lawsuits. Management is unable to determine the potential financial impact of these lawsuits at this time.

On February 19, 1999 in an action involving a reinsurance collection case entitled Stonewall Insurance Co. v. Argonaut Insurance Co., (wherin a counterclaim was filed by Argonaut against Stonewall), a jury returned a verdict in Argonaut's favor that included punitive damages of $13.0 million. Judgement has not yet been entered and the time for post-trial motions and appeal has not yet begun. The Company has not recorded any amount for punitive damages in regards to this case at this time.

The insurance subsidiaries of the Company are parties to other various legal proceedings which are considered routine and incidental to their business and are not material to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 1998.

                                                      PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder  Matters

Market Information

The Company's common stock trades on the NASDAQ Stock Market under the symbol AGII. The closing price on March 18, 1999 was $24.25 per share. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1998, is incorporated herein by reference. See
Exhibit Index.

Holders of Common Stock

The number of holders of record of the Company's Common Stock as of February 26, 1999 was 7,550.

Dividends

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1998 and in "Note 6 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements of the Annual Report, is incorporated herein by reference. See Exhibit Index.

Item 6. Selected Financial Data

The information set forth under the caption "Selected Financial Data" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1998, is incorporated herein by reference. See Exhibit Index.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1998, is incorporated herein by reference. See Exhibit Index.

On January 28, 1998, the Company announced that it was reviewing a range of strategic alternatives to enhance shareholder value. These alternatives include the potential combination with another company. The Company had engaged Credit Suisse First Boston Corporation to assist in this process. On November 24, 1998 the Company announced that it had completed the review and determined it would remain an independent provider of specialty property-casualty insurance products through its 26 offices throughout the United States. The Company will continue to pursue its specialty niches, with emphasis on value-added workers compensation and its strength in "wrap-up" construction projects for industry and government entities using its safety engineering expertise.

On October 19, 1998, the Year 2000 Information and Readiness Disclosure Act ("Y2K Act")(Pub. L. No. 105-271, 12 Stat. 2386 (1998) to be codified at 15
 U.S.C. ss. 1) was enacted into law by President Clinton. The following disclosure is defined by section 3(9) of the Y2K Act.

The Company established a Year 2000 project team in November of 1996 to prepare its computer hardware, operating system software, computer programs, and voice and data communications to address Year 2000 compliance and remediation issues. The Company's external Year 2000 plan covers the information exchange process with vendors and business partners, and includes validating and testing the readiness of its outsource data center service providers.

It is the opinion of management that as of April 30, 1998, the Company's client server policy management, policy rating and claims processing systems are Year 2000 compliant. These computer systems use a four-position field to store and process all dates. In addition, it is the opinion of management that effective September 30, 1998, the Company's mission critical mainframe legacy systems have been remediated to process dates beyond the Year 2000. The Company has completed testing its mission critical business processing client server and mainframe legacy systems, computer hardware, computer infrastructure systems software and office automation software to assure continuity of service beyond the Year 2000. The Company will continue the testing of non-mission critical user systems and validating the above mission critical systems for Year 2000 compliance/remediation into 1999. The Company will prepare a contingency plan that will include a designated team to resolve any unforeseen problems that arise beyond the Year 2000.

The total project cost is estimated to be approximately $4.4 million. All costs associated with the project have been expensed as incurred.

Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments was also issued in 1997. The Company's required adoption date is January 1, 1999. The Company does not anticipate SOP 97-3 to have an impact on its results of operations or financial position.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued on June 16, 1998. The Company's required adoption date is January 1, 2000. The Company does not anticipate SFAS No. 133 to have an impact on its results of operations or financial position.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The primary market risk exposures that result in an impact to the Company's investment portfolio relates to equity price changes and interest rate changes.

The Company holds a well diversified portfolio of investments in common stock representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poor's 500 stocks. These equity investments are not made for trading purposes. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types securities owned by the Company and by limiting the exposure in any one investment or type of investment.

At December 31, 1998 the fair market value of the Company's investment in common stock was $341.8 million. The potential loss in fair value at December 31, 1998 using a 10% hypothetical decline in prices, is estimated to be approximately $34.2 million.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable and nonredeemable preferred stock. These investments are not made for trading purposes. Changes in market interest rates directly impact the market value of the fixed maturity securities and preferred stocks. The following interest rate sensitivity analysis measures the potential change in fair value for the Company's fixed maturity investments and preferred stock as of December 31, 1998 resulting from changes in the rate of 100 and 200 basis points.

Interest Rate Sensitivity Analysis
                                                                Modified
                       Fair Value              Yield to         Duration
                      (millions)               Maturity         (years)
-200bp                1,124.8                 3.3%               5.1
-100bp                1,073.1                 4.3%               4.4
Base Case             1,029.4                 5.3%               3.9
+100bp                  991.0                 6.3%               3.6
+200bp                  956.4                 7.2%               3.4

The Company manages its exposure to interest rate risks by adhering to specific guidelines in connection with its investment portfolio. The maximum maturity guidelines are presently as follows: (1) U.S. Treasury Securities-5 years. (2) Government Sponsored Agencies-10 years. (3) Municipal
Bonds-10 years. (4) Preferred Stocks-variable depending on structure of the individual security.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants and consolidated financial statements and related notes of Argonaut Group, Inc. and subsidiaries listed on the index to financial statements set forth in Item 14(a)1 of this Form 10-K Report are incorporated herein by reference to the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1998.

The Company does not identify each asset with any one line of business and any such allocation would be arbitrary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                     PART III

Item 10.       Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions "Election of Directors", "Executive Officers," "Security Ownership of Principal Shareholders and Management" , and Section 16(a) Beneficial Ownership Reporting Compliance in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 27, 1999.

Item 11.       Executive Compensation

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers", "Indemnity Agreements", "Pension Plan", and "Compensation of Directors" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 27, 1999.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 27, 1999.

Item 13.       Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 27, 1999.



                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.          Financial Statements

               Selected Financial Data

               Report of Independent Public Accountants

               Consolidated Balance Sheets  -  December 31, 1998 and 1997

               Consolidated Statements of Operations
               For the Years Ended December 31, 1998, 1997, and 1996

               Consolidated Statements of  Comprehensive Income
               For the Years Ended December 31, 1998, 1997, and 1996

               Consolidated Statements of Shareholders' Equity
               For the Years Ended December 31, 1998, 1997, and 1996

               Consolidated Statements of Cash Flow
               For the Years Ended December 31, 1998, 1997, and 1996

               Notes to Consolidated Financial Statements

               Quarterly Financial Data (Unaudited)

               Common Stock Market Prices (Unaudited)

               Management's Discussion and Analysis of Results of Operations and Financial Condition

(a)2.          Financial Statement Schedules
               Report of Independent Public Accountants on Schedules

               Schedule I - Condensed Financial Information of Registrant December 31, 1998 and 1997

               Schedule V - Supplementary Insurance Information December 31, 1998, 1997, and 1996

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

10.8 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Rinsch and Halliday dated as of February 24, 1998.

10.9 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Mellin and Polak dated as of February 24, 1998.

10.10 Argonaut Group, Inc. Form of Employee Retention Agreement for Argonaut Group, Inc. dated as of February 24, 1998.

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1998:
         a)       Selected Financial Data
         b)       Financial Statements
         c)       Common Stock Market Prices
         d) Management's Discussion and Analysis of Results of Operations and Financial Condition

21. Subsidiaries of Registrant (incorporated by reference to the Exhibit 21 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).


23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule for December 31, 1998 Form 10-K.

(b)      Reports on Form 8-K.
                  There were no Reports filed on Form 8-K for the quarter ended
                   December 31, 1998

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

Date:  March 19, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date

/s/ Charles E. Rinsch          President, Chief Executive       March 19, 1999
---------------------------
Charles E. Rinsch              Officer, and Director


/s/ James B Halliday           Vice President, Secretary,       March 19, 1999
James B Halliday               and Treasurer (principal
                                     financial and accounting
                                      officer)

/s/ George A. Roberts          Director                         March  19, 1999
-------------------------
George A. Roberts


/s/ Jerrold V. Jerome          Director                         March 19, 1999
-------------------------
Jerrold V. Jerome

/s/ Fayez S. Sarofim           Director                         March 19, 1999
-------------------------
Fayez S. Sarofim

/s/ Henry E. Singleton         Director                         March 19, 1999
-------------------------
Henry E. Singleton

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 7, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





                                                            ARTHUR ANDERSEN LLP


San Francisco, California
  March 12, 1999

                                       22



                                             ARGONAUT GROUP, INC.
                                                   SCHEDULE I
                                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                               ($ in millions)


BALANCE SHEET
                                                                         December 31,
                                                                -------------------------------
Assets                                                                    1998            1997
                                                                --------------- ---------------

      Short-term investments                                             $10.1            $5.3
      Cash & cash equivalents                                              0.3             0.5
      Investment in subsidiary                                           661.1           604.0
      Cost in excess of net assets purchased                              35.5            38.3
      Deferred Federal income taxes receivable                            68.8            89.7
      Other assets                                                         9.3             8.7
                                                                =============== ===============
                                                                         $785.1         $746.5
                                                                =============== ===============

Liabilities & Shareholders' Equity
      Income taxes payable                                                $7.0            $3.3
      Other liabilities                                                    1.0             0.6
      Due from/(to) subsidiaries                                          22.7            24.7
      Shareholders' equity                                               754.4           717.9
                                                                =============== ===============
                                                                        $785.1         $746.5
                                                                =============== ===============






STATEMENT OF OPERATIONS                                                For The Year Ended December 31,
                                                                -----------------------------------------------
                                                                     1998            1997            1996
                                                                --------------- --------------- ---------------

Revenues                                                             $4.1           $ 5.3           $4.4
Expenses:
      Amortization of cost in excess of net assets                    2.8             2.8             2.8
      Other expenses                                                  5.2             4.0             4.0
                                                                --------------- --------------- ---------------


Loss before tax and undistributed earnings                           (3.9)           (1.5)           (2.4)
Provision for income taxes                                           (1.8)             0.5             4.5
                                                                --------------- --------------- ---------------

Net loss before equity in earnings of subsidiary                     (2.1)           (2.0)           (6.9)
Equity (loss) in undistributed earnings of subsidiary                 64.8            50.5          (87.1)
                                                                --------------- --------------- ---------------


Net Income (loss)                                                   $ 62.7         $  48.5        $ (94.0)

                                                                =============== =============== ===============




                                         ARGONAUT GROUP, INC.
                                              SCHEDULE I
                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                           ($ in millions)


STATEMENTS OF CASH FLOW                                           For The Year Ended December 31,
                                                                  -------------------------------------
                                                                     1998         1997        1996
                                                                  ------------ ----------- ------------

Cash flows from operating activities:
     Net income (loss)                                            $62.7      $48.5        $(94.0)

     Adjustments to reconcile net income (loss) to
         net cash provided by operations:
         Amortization                                               2.8         2.8           2.8
         Undistributed loss (earnings) in subsidiary              (88.5)      (62.5)        118.6
         Dividend from subsidiary                                  40.5        38.3          45.0
         Decrease in deferred Federal income taxes
            (payable) receivable                                   20.8         13.1        (27.5)
         Decrease (increase) in due from/to subsidiaries           (2.0)        (2.5)        (1.7)
         Increase in income taxes payable                           3.7          2.1          0.9
         Other, net                                                (0.2)        (0.4)        (2.1)
                                                                  ------------ ----------- ------------

                                                                     39.8         39.4        42.0
                                                                  ------------ ----------- ------------

Cash flows from investing activities:
     Decrease (increase) in short-term investments
                                                                        (4.8)       (2.2)      2.7
                                                                  ------------ ----------- ------------

                                                                        (4.8)       (2.2)      2.7
                                                                  ------------ ----------- ------------

Cash flows from financing activities:
     Repurchase of common stock                                       (0.5)      -            (10.8)
     Payment of cash dividend                                        (39.3)      (38.1)       (34.6)
     Exercise of stock options                                         4.6         1.2          0.8
                                                                  ------------ ----------- ------------

                                                                       (35.2)      (36.9)       (44.6)
                                                                  ------------ ----------- ------------

Increase (decrease) in cash & cash equivalents                          (0.2)       0.3         0.1
Cash & cash equivalents, beginning of period                             0.5        0.2         0.1
                                                                  ============ =========== ============
Cash & cash equivalents, end of period                                $  0.3       $0.5       $0.2

                                                                  ============ =========== ============




                              ARGONAUT GROUP, INC.
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                  Years Ended December 31, 1998, 1997, and 1996
                                 ($ in millions)

                                                                                                    Amortization
                                    Future               Other     Premium  Net        Ben,      (Deferral)  Other    Premiums
                                                                             Invest.     Loss,
                          DPAC     Benefits     UPR     Payables   Revenue   Income     & LAE      DPAC     Insur.     Written
                                                                                                               Exp
        Segment            (a)       (b)        (c)       (d)        (e)     (f) (1)     (g)        (h)     (i) (2)      (j)
--------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1998

Workers Comp
                              3.0     499.6    17.1            -      115.6      28.2      75.5        0.3      61.4      119.2
All Other
                              1.8     396.3    19.7            -       22.9      22.3      19.6        0.4       9.8       24.9
Unallocable
                            -             -          -         -          -      26.9         -      -         -              -
                        ========== ========= ========== ========= ==================== ========= ========== ========= ==========

                              4.8     895.9       36.8         -      138.5      77.4      95.1        0.7      71.2      144.1
                        ========== ========= ========== ========= ==================== ========= ========== ========= ==========

Year Ended December 31, 1997

Workers Comp
                              2.7     572.4    20.8            -      140.6      36.5      91.1      (1.3)      69.4      132.3
All Other
                              1.3     452.5    19.4            -       24.3      28.8      21.7        0.1      10.0       25.9
Unallocable
                                -         -          -         -          -      21.9         -      -         -              -
                        ========== ========= ========== ========= ==================== ========= ========== ========= ==========

                              4.0   1,024.9       40.2         -      164.9      87.2     112.8      (1.2)      79.4      158.2
                        ========== ========= ========== ========= ==================== ========= ========== ========= ==========

Year Ended December 31, 1996

Workers Comp
                              4.1     659.5    47.3            -      129.5      42.3      81.2      (0.5)      52.9      147.5
All Other
                              1.2     534.2    18.0            -       32.2      34.3     265.0      (0.1)      11.8       28.6
Unallocable
                                -         -          -         -          -      12.9         -      -         -              -
                        ========== ========= ========== ========= ==================== ========= ========== ========= ==========

                              5.2   1,193.7       65.3         -      161.7      89.5     346.2      (0.6)      64.7      176.1
                        ========== ========= ========== ========= ==================== ========= ========== ========= ==========

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

                         EXHIBIT INDEX
                           Document


Exhibit
No.

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

10.8 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Rinsch and Halliday dated as of February 24, 1998.

10.9 Argonaut Group, Inc. Form of Employee Retention Agreement for Messrs. Mellin and Polak dated as of February 24, 1998.

10.10 Argonaut Group, Inc. Form of Employee Retention Agreement for Argonaut Group, Inc. dated as of February 24, 1998.

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1998:
         a)       Selected Financial Data
         b)       Financial Statements
         c)       Common Stock Market Prices
         d) Management's Discussion and Analysis of Results of Operations and Financial Condition


21. Subsidiaries of Registrant (incorporated by reference to the Exhibit 21 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).


23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule for December 31, 1998 Form 10-K.

(b)      Reports on Form 8-K.
                  There were no Reports filed on Form 8-K for the quarter ended
                   December 31, 1998