Form 10-Q
period 1999-03-31
ARGONAUT GROUP INC
filed 1999-05-07
CIK 800082

FORM 10-Q

                                    SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 1999.

Title                                                        Outstanding

Common Stock, par value $.10 per share                       24,004,976

                                             ARGONAUT GROUP, INC.
                                               TABLE OF CONTENTS





PART I.       FINANCIAL INFORMATION:                                       Page

              Item 1.     Condensed Consolidated Financial Statements:

                          Consolidated Balance Sheets
                          March 31, 1999 and December 31,
                          1998................................................3

                          Consolidated Statements of Income and Comprehensive Income Three Months Ended, March 31, 1999 and 1998..4

                          Consolidated Statements of Cash Flows
                          Three Months Ended, March 31, 1999 and 1998.........5

                          Notes to The Condensed Consolidated Financial
                          Statements..........................................6

              Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations:
                          First Quarter Ended, March 31, 1999 and 1998........7



PART II.      OTHER INFORMATION:

              Item 1.     Legal Proceedings...................................8


              Item 6.     Exhibits and Reports on Form
                          8K..................................................8


              Signatures......................................................9

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                           ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (In million except per share amounts)

                                                              Mar 31, 99         Dec 31, 98
                                                             (unaudited)          (audited)
ASSETS
Investments:
     Fixed maturities, available for sale, at fair value          $900.1             $942.8
         (cost: 1999 - $889.9; 1998 - $915.5)
     Equity securities, available for sale, at fair value          401.5              408.5
         (cost: 1999 - $198.9; 1998 - $197.4)
     Short-term investments                                         19.4               19.9
     Securities in transit                                                              1.6
                                                                --------           --------
                                                                 1,321.0            1,372.8
Cash and cash equivalents                                            9.5               24.5
Accrued investment income                                           15.2               18.7
Receivables:
     Reinsurance                                                   195.8              196.1
     Agents' balances                                               60.9               63.8
     Accrued retrospective premiums                                 52.6               52.8
Cost in excess of net assets purchased                              34.8               35.5
Unearned premiums on ceded reinsurance                               0.9                0.9
Other assets                                                        15.3               15.5
                                                                ---------          --------
                                                                $1,706.0           $1,780.6
                                                                =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and loss adjustment expenses                  $856.7             $895.9
Unearned premiums                                                   38.3               36.8
Accrued policyholder dividends                                     (3.4)              (2.5)
Deferred Federal income taxes receivable                             8.5               14.2
Other liabilities                                                   70.2               81.8
                                                                 --------          --------

                                                                   970.3            1,026.2
                                                                 --------          --------
Shareholders' equity:
     Common stock - $.10  par,  35,000,000  shares
     authorized,  24,018,248 and 24,077,792 shares
     issued and outstanding at March 31, 1999
     and December 31, 1998, respectively                             2.4                2.4
     Additional paid-in capital                                    103.0              102.9
     Retained earnings                                             492.0              494.1
     Net unrealized appreciation on securities                     138.3              155.0
                                                                   -------          -------

                                                                   735.7              754.4
                                                                   -------          -------
                                                                  $1,706.0         $1,780.6
                                                                  ========         ========
See accompanying notes.


                       Argonaut Group Inc. and Subsidiaries
                      Consolidated Statements of Operations

(In millions except amounts per share)                        For the Quarter
(unaudited)                                                  Ended March 31,
                                                        -----------------------

                                                        1999           1998

Premiums and other revenue:
    Premiums, net                                             $27.6        $35.5
    Net investment income                                      17.6         20.3
    Gains on sales of investments                               0.9         42.2
                                                            -------       ------
Total Revenue                                                  46.1         98.0
Expenses:
    Losses and loss adjustment expenses                        15.7         24.2
    Underwriting, acquisition, and
        insurance expenses                                     15.5         19.2
    Amortization of cost in excess of
        net assets purchased                                    0.7          0.7
    Policyholder dividends                                      0.2          0.2
                                                            -------      -------

Total Expenses                                                 32.1         44.3
                                                            -------      -------
Income before tax                                              14.0         53.7
Provision for taxes                                             4.5         17.0
                                                            -------      -------

Net Income                                                     $9.5        $36.7
                                                            =======      =======

Income per common share:
        Basic                                                 $0.40        $1.54
                                                             ======       ======
        Diluted                                               $0.40        $1.52
                                                             ======       ======

Dividends declared per common share:                          $0.41        $0.41
                                                             ======       ======

Weighted Average Common Shares:
        Basic                                           24,055,569   23,887,688
                                                        ==========   ==========
        Diluted                                         24,062,856   24,183,651
                                                        ==========   ==========

                       Argonaut Group Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
(In millions except amounts per share)                        For the Quarter
(unaudited)                                                  Ended March 31,
                                                        ------------------------
                                                              1999        1998

Net Income                                                  $9.5        $36.7
Other comprehensive income:
    Unrealized gain on securities:
        Gains (losses) arising during the year              (24.6)       21.9
        Reclassification adjustment for gains included
        in net income                                       (0.9)       (42.2)
                                                            ------       ------
Other comprehensive loss before tax                         (25.5)       (20.3)
Income tax expense related to other
        comprehensive loss                                  (8.9)         (7.1)
                                                            ------       ------
Other comprehensive loss, net of tax                        (16.6)       (13.2)
                                                            ------       ------
Comprehensive income (loss)                                 ($7.1)       $23.5
                                                            ======       ======
See accompanying notes


                             ARGONAUT GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (In millions)
                                          (unaudited)


                                                            For the Three Months
                                                                 Ended March 31,
                                                       -------------------------
                                                              1999          1998
Cash flows from operating activities:
    Net income                                                $9.5         $36.7

    Adjustments to reconcile net income to net
      cash provided by operations:
      Amortization and depreciation                            1.8           2.4
      Decrease in accrued investment income                    3.5           3.0
      Decrease in reinsurance receivables                      0.3          12.8
      Decrease in agents' balances                             2.9           4.8
      Decrease  in accrued retrospective premiums              0.2           0.3
      Increase in unearned premiums on ceded reinsurance       0.0         (0.1)
      Decrease in deferred federal income taxes                3.2          10.8
      Decrease in reserves for losses and
        loss adjustment expense                              (39.2)       (34.7)
      Increase in unearned premiums                            1.5           4.4
      Increase (decrease) in accrued policyholder
      dividends                                               (0.9)          0.1
      Increase in income taxes payable                         1.0           7.2
      Decrease in other, net                                (12.8)         (8.3)
                                                             -----         -----
                                                            (29.0)          39.4
                                                             -----         -----
Cash flows from investing activities:
      Sales of fixed maturity investments                      7.1           0.0

      Sales of equity                                          5.5          31.9
      securities
      Maturities and mandatory calls of fixed
      maturity investments                                    20.0          57.4
      Purchases of fixed maturity investments                (2.2)       (203.3)
      Purchases of equity securities                         (7.1)         (3.7)
      Decrease in short-term investments                       0.5          58.1
      Increase in other, net                                   1.6           1.6
                                                              ----          ----
                                                              25.4        (58.0)
                                                              ----         -----
Cash flows from financing activities:
      Repurchase of common stock                              (1.8)
      Payment of cash dividend                                (9.9)        (9.8)
      Exercise of stock                                        0.3          0.7
      options
                                                              ----          ----
                                                              (11.4)       (9.1)
                                                              ----          ----

Decrease in cash and cash equivalents                         (15.0)      (27.7)
Cash and cash equivalents, beginning of period                 24.5         59.0
                                                               ----         ----
Cash and cash equivalents, end of period                       $9.5        $31.3
                                                               =====       =====
 See accompanying notes

                       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 1999, and the related consolidated statements of income and comprehensive income for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Dividends Declared

On April 27, the Company declared a cash dividend of $0.41 per common share payable to shareholders of record on May 11, 1999. The dividend will be paid on May 25, 1999.


Note 3 - Recently Issued Accounting Pronouncements

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results
The Company reported consolidated net income of $9.5 million ($0.40 per diluted common share) on total revenue of $46.1 million for the quarter ended March 31, 1999. For the first quarter of 1998, net income was $36.7 million ($1.52 per diluted common share) on total revenue of $98.0 million. Operating income after tax was $9.0 million ($0.38 per diluted common share) for the quarter, compared with $9.3 million ($0.39 per diluted common share) for the same period last year. Operating income excludes gains on the sale of investments. The current quarter result was favorably impacted by a pre-tax reserve decrease of $3.2 million related to mandatory assigned risk pools. Shareholders' equity per common share at March 31, 1999 decreased slightly to $30.63 per common share, compared with $31.33 at the end of 1998, primarily from a decline in the market value of the bond portfolio.

Total revenue includes gains on sales of investments of $0.9 million for the current quarter, compared with gains of $42.2 million for the same period in 1998. The 1998 gains resulted primarily from the call of Navistar International Series D preferred stock. The Company cannot anticipate when or if similar gains or losses may occur in the future.

For the first quarter of 1999, earned premium decreased $7.9 million to $27.6 million, compared with $35.5 million in the first quarter of 1998. This decline in premium revenues is due primarily to three factors: declining rates, severe price competition, and management actions to non-renew certain unprofitable accounts and to purchase additional reinsurance protection. Since 1995, while the Company has added significant new accounts and renewed over 71% of its existing accounts, there have been rate reductions in workers compensation premiums of as much as 40-50% in many states across the country, including significant recent reductions in Texas and Arizona. Severe price competition has resulted in the loss of accounts at renewal to competitors at prices which the Company did not consider prudent based on historical and estimated losses. In the first quarter of 1999, the impact on earned premium from non-renewals was approximately $1.2 million. Coverage on certain accounts providing temporary or leased employees leasing accounts was discontinued in 1998 due to unprofitable results. This decreased current quarter premium by approximately $2.5 million compared with the first quarter of 1998. Additionally, the Company paid approximately $2.2 million for additional reinsurance coverage compared to the prior year first quarter to take advantage of favorable rates. The Company has not, however, participated in reinsurance contracts known as "buy-downs", which may attach to losses as low as $20,000 per occurrence. Argonaut's reinsurance coverage attaches at a more traditional level of $250,000 per occurrence, and is purchased from reinsurers with an A.M. Best rating of "A" or higher.

Year 2000
On October 19, 1998, the Year 2000 Information and Readiness  Disclosure Act
 ("Y2K Act")(Pub.  L. No. 105-271,  12 Stat. 2386 (1998) to
be codified at 15 U.S.C.  ss. 1) was enacted into law by President  Clinton.
 The following  disclosure is defined by section 3(9) of the Y2K Act.

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

It is the opinion of management that the Company's client server policy management, policy rating and claims processing systems have been Year 2000 compliant since April of 1998. These computer systems use a four-position field to store and process all dates. In addition, it is the opinion of management that effective September 30, 1998, the Company's mission critical mainframe legacy systems have been remediated to process dates beyond the Year 2000. The Company has completed testing its mission critical business processing client server and mainframe legacy systems, computer hardware, computer infrastructure systems software and office automation software to assure continuity of service beyond the Year 2000. During the first quarter of 1999, the Company continued the testing of non-mission critical user systems and validating the above mission critical systems for Year 2000 compliance/remediation. The Company is preparing a contingency plan that includes a designated team to resolve any unforeseen problems that arise beyond the Year 2000.

The total project cost is estimated to be approximately $4.4 million. All costs associated with the project have been expensed as incurred.


Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from premiums and investment income as well as maturities of invested assets. The primary use of funds was to pay claims, policy benefits, operating expenses, commissions, and to purchase new investments.

Management believes that the Company maintains sufficient liquidity to pay claims and expenses. Management also believes that the Company possesses adequate capital resources to cover unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

1.  Exhibit 27 Financial Data Schedule for March 31, 1999 Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

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



May  6, 1999