Form 10-Q
period 1999-06-30
ARGONAUT GROUP INC
filed 1999-08-11
CIK 800082

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 5, 1999.

Title                                                        Outstanding

Common Stock, par value $.10 per share                       23,806,620

                                             ARGONAUT GROUP, INC.
                                               TABLE OF CONTENTS





PART I.       FINANCIAL INFORMATION:                                      Page

              Item 1.     Condensed Consolidated Financial Statements:

                          Consolidated Balance Sheets
                          June 30, 1999 and December 31,
                          1998................................................3

                          Consolidated Statements of Income and Comprehensive Income
                          Three Months and  Six Months Ended, June 30, 1999 and
                          1998................................................4

                          Consolidated Statements of Cash Flows
                          Three Months and Six Months Ended June 30, 1999 and
                          1998................................................5

                          Notes to The Condensed Consolidated Financial
                          Statements..........................................6

              Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations:
                          Second Quarter Ended June 30, 1999 and
                          1998................................................7



PART II.      OTHER INFORMATION:

              Item 1.     Legal
                          Proceedings.........................................8


              Item 6.     Exhibits and Reports on Form
                          8K..................................................8


              Signatures......................................................9


Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                           ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (In million except per share amounts)

                                                              Jun 30, 99         Dec 31, 98
                                                             (unaudited)          (audited)
ASSETS
Investments:
     Fixed maturities, available for sale, at fair value          $825.9             $942.8
         (cost: 1999 - $838.8; 1998 - $915.5)
     Equity securities, available for sale, at fair value          431.3              408.5
         (cost: 1999 - $200.0; 1998 - $197.4)
     Short-term investments                                         25.7               19.9
     Securities in transit                                           0.1                1.6
                                                            -------------      -------------
                                                                 1,283.0            1,372.8
Cash and cash equivalents                                           18.7               24.5
Accrued investment income                                           17.2               18.7
Receivables:
     Reinsurance                                                   216.2              196.1
     Agents' balances                                               57.3               63.8
     Accrued retrospective premiums                                 49.1               52.8
Cost in excess of net assets purchased                              34.1               35.5
Unearned premiums on ceded reinsurance                               1.0                0.9
Other assets                                                        13.4               15.5
                                                            -------------      -------------
                                                                $1,690.0           $1,780.6
                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and loss adjustment expenses                  $854.9             $895.9
Unearned premiums                                                   31.4               36.8
Accrued policyholder dividends                                     (3.3)              (2.5)
Deferred Federal income taxes payable, net                          11.9               14.2
Other liabilities                                                   64.0               81.8
                                                                               -------------
                                                            -------------
                                                                   958.9            1,026.2
                                                            -------------      -------------
Shareholders' equity:
     Common stock - $.10  par,  35,000,000  shares  authorized,  23,806,605  and
         24,077,792 shares issued and outstanding at June 30, 1999
         and December 31, 1998, respectively                         2.4                2.4
     Additional paid-in capital                                    102.5              102.9
     Retained earnings                                             484.2              494.1
     Net unrealized appreciation on securities                     142.0              155.0
                                                                               -------------
                                                            -------------
                                                                   731.1              754.4
                                                            -------------      -------------
                                                                $1,690.0           $1,780.6
                                                            =============      =============
                             See accompanying notes.


                                      Argonaut Group Inc. and Subsidiaries
                                      Consolidated Statements of Operations

(In millions except amounts per share)                        For the Quarter              For the Six Months
(unaudited)                                                   Ended June 30,                 Ended June 30,
                                                        ---------------------------    ---------------------------

                                                        1999           1998            1999          1998
Premiums and other revenue:
    Premiums, net                                             $33.6          $36.7           $61.2          $72.2
    Net investment income                                      17.3           19.5            34.9           39.8
    Gains on sales of investments                               0.5            0.1             1.4           42.3
                                                        ------------   ------------    ------------  -------------
Total Revenue                                                  51.4           56.3            97.5          154.3
Expenses:
    Losses and loss adjustment expenses                        23.1           22.6            38.8           46.8
    Underwriting, acquisition, and
        insurance expenses                                     16.5           19.1            32.0           38.3
    Amortization of cost in excess of
        net assets purchased                                    0.7            0.7             1.4            1.4
    Policyholder dividends                                      0.3            0.3             0.5            0.5
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------
Total Expenses                                                 40.6           42.7            72.7           87.0
                                                        ------------   ------------    ------------  -------------
Income before tax                                              10.8           13.6            24.8           67.3
Provision for taxes                                             3.6            4.8             8.1           21.8
                                                        ============   ============    ============  =============
Net Income                                                     $7.2           $8.8           $16.7          $45.5
                                                        ============   ============    ============  =============

Income per common share:
        Basic                                                 $0.30          $0.37           $0.70          $1.90
                                                        ============   ============    ============  =============
        Diluted                                               $0.30          $0.36           $0.70          $1.88
                                                        ============   ============    ============  =============

Weighted Average Common Shares:
        Basic                                           23,934,234     23,934,531      23,994,566     23,911,239
                                                        ============   ============    ============  =============
        Diluted                                         23,940,632     24,169,801      24,001,110     24,168,147
                                                        ============   ============    ============  =============


                                      Argonaut Group Inc. and Subsidiaries
                                 Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                        For the Quarter              For the Six Months
(unaudited)                                                   Ended June 30,                 Ended June 30,
                                                        ---------------------------    ---------------------------
                                                               1999                           1999
                                                                              1998                   1998
Net Income                                                     $7.2           $8.8           $16.7          $45.5
Other comprehensive income:
    Unrealized gain on securities:
        Gains arising during the year                           6.0            8.9          (18.6)           30.8
        Reclassification adjustment for gains included
        in net income                                         (0.5)          (0.1)           (1.4)         (42.3)
                                                        ------------   ------------    ------------  -------------
Other comprehensive income (loss) before tax                    5.5            8.8          (20.0)         (11.5)
Income tax expense related to other
        comprehensive income (loss)                             1.9            3.1           (7.0)          (4.0)
                                                        ------------   ------------    ------------  -------------
Other comprehensive income (loss), net of tax                   3.6            5.7          (13.0)          (7.5)
                                                        ------------   ------------    ------------  -------------
Comprehensive income                                          $10.8          $14.5            $3.7          $38.0
                                                        ============   ============    ============  =============
                                                        See accompanying notes


                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (In millions)
                                           (unaudited)


                                                                             For the Six Months
                                                                               Ended June 30,
                                                                          -------------------------
                                                                               1999          1998
Cash flows from operating activities:
    Net income                                                                 $16.7         $45.5

    Adjustments to reconcile net income to net cash provided by operations:
      Amortization and depreciation                                              3.5           4.7
      Decrease (increase) in accrued investment income                           1.5         (0.9)
      Decrease (increase) in reinsurance receivables                          (20.1)           6.0
      Decrease in agents' balances                                               6.5          13.0
      Decrease  in accrued retrospective premiums                                3.7           1.8
      Increase in unearned premiums on ceded reinsurance
                                                                               (0.1)         (0.2)
      Decrease in deferred federal income taxes payable
                                                                                 4.7          13.6
      Decrease in reserves for losses and
        loss adjustment expense
                                                                               (41.0)        (57.3)
      Increase (decrease) in unearned premiums
                                                                               (5.4)           7.6
      Increase (decrease) in accrued policyholder dividends
                                                                               (0.8)           0.7
      Increase (decrease) in income taxes payable
                                                                               (2.4)           6.5
      Decrease in other, net
                                                                              (14.1)         (9.7)
                                                                          -----------  ------------

                                                                              (47.3)          31.3
                                                                          -----------  ------------
Cash flows from investing activities:
      Sales of fixed maturity investments
                                                                                41.9             -
      Sales of equity
      securities                                                                 8.1          35.5
      Maturities and mandatory calls of fixed maturity investments
                                                                                41.0         111.7
      Purchases of fixed maturity investments
                                                                               (7.4)       (229.0)
      Purchases of equity securities
                                                                              (10.8)         (7.1)
      Decrease (increase) in short-term investments
                                                                               (5.8)          62.6
      Decrease (increase) in other, net
                                                                                 1.5         (9.9)
                                                                          -----------  ------------

                                                                                68.5        (36.2)
                                                                          -----------  ------------
Cash flows from financing activities:
      Repurchase of common stock
                                                                               (8.0)             -
      Payment of cash dividend
                                                                              (19.7)        (19.5)
      Exercise of stock options
                                                                                 0.7           1.6
                                                                          -----------  ------------

                                                                              (27.0)        (17.9)
                                                                          -----------  ------------

Decrease in cash and cash equivalents
                                                                               (5.8)        (22.8)
Cash and cash equivalents, beginning of period
                                                                                24.5          59.0
                                                                          -----------  ------------
Cash and cash equivalents, end of period
                                                                                18.7          36.2
                                                                          ===========  ============

                                See accompanying notes


                    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year.

Note 2 - Dividends Declared

On July 27, the Company declared a cash dividend of $0.41 per common share payable to shareholders of record on August 10, 1999. The dividend will be paid on August 24, 1999.


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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results
The Company reported consolidated net income of $7.2 million ($0.30 per diluted common share) on total revenue of $51.4 million for the quarter ended June 30, 1999 compared with, net income of $8.8 million ($0.36 per diluted common share) on total revenue of $56.3 million for the second quarter of 1998. For the six months ended June 30, 1999, consolidated net income was $16.7 million ($0.70 per diluted common share) on total revenue of $97.5 million, compared with net income of $45.5 million ($1.88 per diluted common share) on total revenue of $154.3 million for the same period in 1998.

Consolidated operating income after tax was $6.9 million ($0.29 per diluted common share) for the quarter ended June 30, 1999, compared with $8.7 million ($0.36 per diluted common share) for the same period last year. For the six months ended June 30, 1999, consolidated operating income after tax was $15.8 million ($0.66 per diluted common share), compared with $18.0 million ($0.75 per diluted common share)for the same six-month period last year. Operating income excludes gains on the sale of investments.

Shareholders' equity per common share at June 30, 1999 increased to $30.71, compared with $30.63 at March 31, 1999. The increase, primarily due to an increase in market value of investments and the repurchase by the Company of its own shares of stock, partially offset by payment of a shareholder dividend in excess of earnings for the quarter.

Total revenue includes gains on sales of investments of $500,000 for the current quarter, compared with $100,000 for the second quarter in 1998. For the six months ended June 30, 1999, gains on sales of investments were $1.4 million, compared with $42.3 million for the same period last year. The 1998 gains resulted primarily from the call of Navistar International Series D preferred stock. The Company cannot anticipate when or if similar gains may occur in the future.

For the second quarter of 1999, earned premium decreased $3.1 million to $34.7 million, compared with $36.7 million in the second quarter of 1998. This decline in premium revenues is due primarily to management actions to purchase addi-tional reinsurance protection and to non-renew certain unprofitable accounts. Additionally, price competition remains very aggressive despite significant rate reductions (as much as 40-50% in many states across the country). This competi-tive environment has resulted in the loss of accounts at renewal to competitors at prices which the Company did not consider prudent based on historical and estimated losses.

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

It is the opinion of management that the Company's clientserver policy manage-ment, policy rating and claims processing systems are Year 2000 compliant as of April 30, 1998. These computer systems use a four-position field to store and process all dates. In addition, it is the opinion of management that the Company's mission critical mainframe legacy systems were remediated to process dates beyond the Year 2000 as of September 30, 1998. The Company has completed testing its mission critical business processing client server and mainframe legacy systems, computer hardware, computer infrastructure systems software and office automation software to assure continuity of service beyond the Year 2000. During the second quarter of 1999, the Company continued the testing of non-mission critical user systems and validating the above mission critical systems for Year 2000 compliance/remediation. This includes the completion of system testing and installation of the Company's vendor upgraded and year 2000 compliant Accounts Payable and General Ledger software by August 31, 1999.

An extensive and detailed contingency plan that includes a designated team to resolve any unforeseen problems that arise beyond the Year 2000 has been prepared and is in the final stages of completion. The finalized plan is expected to be in place by September 30, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.

1.  Exhibit 27 Financial Data Schedule for June 30, 1999 Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

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



August 11, 1999