Form 10-Q
period 1999-09-30
ARGONAUT GROUP INC
filed 1999-11-12
CIK 800082

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 28, 1999.

Title                                                        Outstanding

Common Stock, par value $.10 per share                       22,790,450

                                             ARGONAUT GROUP, INC.
                                               TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION:                                            Page

         Item 1.     Condensed Consolidated Financial Statements:

              Consolidated Balance Sheets
              September 30, 1999 and December 31, 1998....................... 3

              Consolidated Statements of Income and Comprehensive Income
              Three Months and Nine Months Ended, September 30, 1999 and 1998.4

              Consolidated Statements of Cash Flows
              Three Months and Nine Months Ended September 30, 1999 and 1998..5

              Notes to The Condensed Consolidated Financial Statements........6

         Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations:
               Second Quarter Ended September 30, 1999 and 1998...............7



PART II.      OTHER INFORMATION:

         Item 1.     Legal Proceedings........................................9


         Item 6.     Exhibits and Reports on Form 8K..........................9


         Signatures..........................................................10


Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                            ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                            (In million except per share amounts)
                                                               Sep 30, 99          Dec 31, 98
                                                               (unaudited)           (audited)
ASSETS
Investments:
     Fixed maturities, available for sale, at fair value           $792.3              $942.8
         (cost: 1999 - $810.4; 1998 - $915.5)
     Equity securities, available for sale, at fair value           403.7               408.5
         (cost: 1999 - $201.8; 1998 - $197.4)
     Short-term investments, available for sale, at fair             12.9                19.9
     value
     Securities in transit                                            0.4                 1.6
                                                                 ----------        ----------
                                                                  1,209.3             1,372.8
Cash and cash equivalents                                            12.6                24.5
Accrued investment income                                            13.6                18.7
Receivables:
     Due from insureds                                              100.8               103.7
     Due from reinsurance                                           215.8               196.1
     Accrued retrospective premiums                                  48.4                52.8
Cost in excess of net assets purchased                               33.4                35.5
Unearned premiums on ceded reinsurance                                1.1                 0.9
Other assets                                                         13.8                15.5
                                                                 ----------        ----------
                                                                 $1,648.8            $1,820.5
                                                                 ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Reserves for losses and loss adjustment expenses                   $877.4              $935.8
Unearned premiums                                                    33.6                36.8
Accrued policyholder dividends                                      (2.9)               (2.5)
Deferred Federal income taxes                                         1.4                14.2
Other liabilities                                                    58.9                81.8
                                                                  ----------       ----------

                                                                    968.4             1,066.1
                                                                  ----------       ----------
Shareholders' equity:
     Common stock - $.10 par, 35,000,000 shares
         authorized, 22,888,150 and 24,077,792 shares
         issued and outstanding at September 30, 1999
         and December 31, 1998, respectively                          2.3                 2.4
     Additional paid-in capital                                      98.9               102.9
     Retained earnings                                              459.8               494.1
     Net unrealized appreciation on securities                      119.4               155.0
                                                                  ---------        ----------

                                                                    680.4               754.4
                                                                  ----------       ----------
                                                                 $1,648.8            $1,820.5
                                                                 ===========       ==========





                                      Argonaut Group Inc. and Subsidiaries
                                      Consolidated Statements of Operations

(In millions except amounts per share)                        For the Quarter              For the Nine Months
(unaudited)                                                Ended September 30,            Ended September 30,
                                                        ---------------------------    ---------------------------

                                                              1999           1998            1999          1998
Premiums and other revenue:
    Premiums, net                                             $27.2          $33.6           $88.4         $105.8
    Net investment income                                      17.2           19.0            52.1           58.8
    Gains on sales of investments                               0.9            7.8             2.3           50.1
                                                              ------         ------          ------         ------
Total Revenue                                                  45.3           60.4           142.8          214.7
Expenses:
    Losses and loss adjustment expenses                        23.2           25.8            62.1           72.6
    Underwriting, acquisition, and
        Insurance expenses                                     14.3           18.1            46.2           56.4
    Amortization of cost in excess of
        net assets purchased                                    0.7            0.7             2.1            2.1
    Policyholder dividends                                      0.2            0.2             0.7            0.7
                                                              ------         ------          ------         ------

Total Expenses                                                 38.4           44.8           111.1          131.8
                                                              ------         ------          ------         ------
Income before tax                                               6.9           15.6            31.7           82.9
Provision for taxes                                             1.9            5.2            10.0           27.0
                                                              ======         ======          ======         ======
Net Income                                                     $5.0          $10.4           $21.7          $55.9
                                                              ======         ======          ======         ======
Income per common share:
        Basic                                                 $0.21          $0.43           $0.91          $2.34
                                                              ======         ======          ======         ======
        Diluted                                               $0.21          $0.43           $0.91          $2.32
                                                              ======         ======          ======         ======

Weighted Average Common Shares:
        Basic                                               23,688,252      23,947,899     23,891,340    23,923,593
                                                            ============    ============   ============  =============
        Diluted                                             23,693,321      24,091,347     23,897,177    24,136,986
                                                            ============    ============   ============  =============


                                      Argonaut Group Inc. and Subsidiaries
                                 Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                        For the Quarter              For the Nine Months
(unaudited)                                                Ended September 30,            Ended September 30,
                                                        ---------------------------    ---------------------------

                                                              1999           1998          1999           1998


Net Income                                                     $5.0          $10.4           $21.7          $55.9
Other comprehensive income:
    Unrealized gain on securities:
        Gains arising during the year                        (33.8)           13.4          (52.5)           44.3
        Reclassification adjustment for gains included
        in net income                                         (0.9)          (7.8)           (2.3)         (50.1)
                                                             ------          ------         ------         ------
Other comprehensive income (loss) before tax                 (34.7)            5.6          (54.8)          (5.8)
Income tax expense related to other
        Comprehensive income (loss)                          (12.1)            2.0          (19.2)          (2.0)
                                                             ------          ------         ------         ------
Other comprehensive income (loss), net of tax                (22.6)            3.6          (35.6)          (3.8)
                                                             ------          ------         ------         ------
Comprehensive income                                        ($17.6)          $14.0         ($13.9)          $52.1
                                                             ======         ======          ======         ======


                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (In millions)
                                           (unaudited)

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                          -------------------------
                                                                                1999         1998
Cash flows from operating activities:
    Net income                                                                  $21.7        $55.9

    Adjustments to reconcile net income to
    net cash provided by operations:
      Amortization and depreciation                                              5.2           6.8
      Deferred federal income taxes provision                                    6.2          20.9
      Gains on sales of investments                                             (2.3)        (50.1)
    Decrease in accrued investment income                                        5.1           4.7
    Decrease (increase) in reinsurance receivables                              (19.7)         6.7
    Decrease (increase) in receivables from insureds                            (37.0)        13.3
    Decrease  in accrued retrospective premiums                                  4.4           5.8
    Increase in unearned premiums on ceded reinsurance                           (0.2)         (0.2)

    Decrease in reserves for losses and
      loss adjustment expense                                                    (18.5)        (92.3)
    Increase (decrease) in unearned premiums                                    (3.2)           3.7
    Increase (decrease) in accrued policyholder dividends                       (0.4)           1.1
    Increase (decrease) in income taxes payable                                 (2.9)           5.6
    Decrease in other, net                                                      (19.7)        (12.7)
                                                                                ------        -------
                                                                                (83.0)        (86.7)
                                                                                ------        -------
Cash flows from investing activities:
    Sales of fixed maturity investments                                         61.0             -
    Sales of equity securities                                                  11.6          87.4
    Maturities and mandatory calls of fixed maturity investments                56.8          231.8
    Purchases of fixed maturity investments                                     (13.9)        (305.6)
    Purchases of equity securities                                              (14.2)         (8.2)
    Decrease in short-term investments                                           7.0           26.3
    Decrease (increase) in other, net                                            1.2          (10.4)
                                                                                ------        ------
                                                                                109.5          21.3
                                                                                ------        ------
Cash flows from financing activities:
    Repurchase of common stock                                                  (31.3)             -
    Payment of cash dividend                                                    (29.5)        (29.4)
    Exercise of stock options                                                     0.7           1.6
                                                                                ------        ------
                                                                                (60.1)        (27.8)
                                                                                ------        ------

Decrease in cash and cash equivalents                                           (11.9)        (37.3)
Cash and cash equivalents, beginning of period                                  24.5          59.0
                                                                                -------       ------
Cash and cash equivalents, end of period                                        12.6          21.7
                                                                                =======       ======

                                See accompanying notes


            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of September 30, 1999, and the related consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

Note 2 - Dividends Declared

On October 26, the Company declared a regular quarterly cash dividend of $0.41 per common share. The dividend will be paid on November 23, 1999 to shareholders of record November 9, 1999.


Note 3 - Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results
The Company reported consolidated net income of $5.0 million ($0.21 per diluted common share) on total revenue of $45.3 million, compared with $10.4 million ($0.43 per diluted common share) on total revenue of $60.4 million for the same quarter last year. For the nine months ended September 30, 1999, the consolidated net income was $21.7 million ($0.91 per diluted common share) and total revenue was $142.8 million, compared with $55.9 million ($2.32 per diluted common share) and total revenue of $214.7 million for the same period in 1998. Primarily as a result of lower market value in the investment portfolio at September 30, 1999, shareholders' equity per share declined to $29.73 per common share compared with $30.71 at June 30, 1999, and $30.99 at September 30, 1998.

Consolidated operating income after tax was $4.4 million for the quarter ended September 30, 1999, compared with $5.3 million for the same period last year. For the nine months ended September 30, 1999, consolidated operating income after tax was $20.2 million, compared with $23.3 million for the same period last year. Operating income excludes gains on the sale of investments.

The statutory loss and expense ratios for third quarter of 1999 were 86% and 47% respectively compared to 77% and 54% for the third quarter of 1998. The statutory loss and expense ratios for the nine months ended September 30, 1999 were 71% and 50% respectively compared to the September 30, 1998 ratios of 69% and 50%.

Total revenue includes gains on the sale of investments of $900,000 for the current quarter, compared with $7.8 million for the third quarter of 1998. For the nine months ended September 30, 1999, gains on sales of investments were $2.3 million, compared with $50.1 million for the same period last year. Gains in the third quarter of 1998 resulted primarily from resolution of class action litigation related to investment trades in prior years. Other gains in 1998 resulted primarily from the call of Navistar International Series D preferred stock. The Company cannot anticipate when or if similar gains may occur in the future.

Both operating revenues and income continue to lag compared with 1998. Workers compensation, the company's principal line of business, continues to be impacted by rate decreases in key states and an extremely price-competitive marketplace. Also, investment income is below the prior year's level, reflecting lower market yields and the reduction of invested assets as claim reserves from prior periods are paid out, and as funds have been used to repurchase shares of the Company's common stock.

During the third quarter of 1999, under its previously announced stock repurchase program, the Company purchased an additional 918,600 shares, bringing the total shares repurchased to 6,574,336 out of an aggregate authorization of 8,000,000 shares. As of September 30, 1999, 22,888,150 common shares were outstanding, compared with 24,077,792 shares as of December 31, 1998.

The Company deeply regrets to report that Dr. Henry E. Singleton, Director and former Chairman of the Board of Argonaut Group, passed away on August 31, 1999. Dr. Singleton was the founder of Teledyne, Inc., the parent company of Argonaut until its spin-off to shareholders in 1986. He served as Chairman of Argonaut Group until December of 1998, but continued as a member of the Board of
Directors and was the largest shareholder of Argonaut. Dr. Singleton's outstanding leadership and vision have been very valuable to Argonaut and he will be missed.

Year 2000
On October 19, 1998, the Year 2000 Information and Readiness Disclosure Act ("Y2K Act") (Pub. L. No. 105-271, 12 Stat. 2386 (1998) to
be codified at 15 U.S.C. ss. 1) was enacted into law by President Clinton. The following disclosure is defined by section 3(9) of the Y2K Act.

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

It is the opinion of management that as the Company's client server policy management, policy rating and claims processing systems were Year 2000 compliant as of April 30, 1998. These computer systems use a four-position field to store and process all dates. In addition, it is the opinion of management that the Company's mission critical mainframe legacy systems were remediated to process dates beyond the Year 2000 as of September 30, 1998. The Company has completed testing its mission critical business processing client server and mainframe legacy systems, computer hardware, computer infrastructure systems software, and office automation software to assure continuity of service beyond the Year 2000. During the second quarter of 1999, the Company continued the testing of the remaining other systems for Year 2000 compliance, as well as validation of the above mission-critical systems which have been remediated, tested and migrated to production. In July 1999, the vendor-upgraded Accounts Payable and General Ledger systems were successfully rolled out to production and it is management's opinion that all systems have been date-repaired to Year 2000 compliance. The Company's Year 2000 Contingency Plan has been put in place as of September 30, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.

1.  Exhibit 27 Financial Data Schedule for September 30, 1999 Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

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



November 11, 1999