Form 10-K405
period 1999-12-31
ARGONAUT GROUP INC
filed 2000-03-22
CIK 800082

                                FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         For the fiscal year ended December 31, 1999
                                      OR

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

                              250 Middlefield Road
                        Menlo Park, California 94025-3500
               (Address of principal executive offices) (Zip code)

                                 (650) 858-6600

               (Registrant's telephone number including area code)

                     Securities  registered pursuant to section
                     12(g) of the Act:

                               Title of Securities

                    Common Stock, par value of $.10 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 20, 2000, registrant had 22,157,756 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $414.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II: Excerpts from Argonaut Group, Inc.'s Annual Report to Shareholders for the Year Ended December 31, 1999.

Part III: Excerpts from Argonaut Group, Inc.'s
Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

                              Argonaut Group, Inc.

                           Annual Report on Form 10-K

                      For the Year Ended December 31, 1999

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

Item  7A.     Quantitative and Qualitative Disclosures about Market Ris  14
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

                                     PART I

Item 1. Business

Introduction

Argonaut Group, Inc. ("Argonaut Group") is a national provider of specialty insurance products focused on high quality customer service for specific niches of property-casualty insurance. Workers compensation accounted for 86% of premiums in 1999 before the adjustment to the retro premium accrual of $20.0 million. The information regarding the retro premium accrual adjustment is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1999, and is incorporated herein by reference. See Exhibit Index. See "Item 6. Selected Financial Data" for certain financial information regarding industry segments in which the Company operates. Argonaut Group is incorporated in Delaware. Argonaut Group's executive offices are located at 250 Middlefield Road, Menlo Park, California 94025-3500, telephone 650.858.6600. The term "the Company" refers to Argonaut Group and all its subsidiaries.

Argonaut Insurance Company ("Argonaut Insurance"), Argonaut Group's principal insurance subsidiary, was established in California in 1948. Workers compensation is the primary line of insurance written by Argonaut Insurance and its subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance and these subsidiaries also write complementary lines of commercial insurance for a small number of their clients, primarily consisting of general and automobile liability, but generally targets companies whose workers compensation needs will result in significant annual premiums (generally between $250,000 and $5 million) in classes of insurance which require specific expertise to underwrite prudently, enhance the safety of the workplace, and effectively manage losses through partnership with the insured.

Argonaut Great Central Insurance Company ("Argonaut Great Central") is Argonaut Group's other insurance subsidiary. Established in Illinois in 1948 and purchased by Argonaut Insurance Company in 1971, Argonaut Great Central specializes in providing package insurance policies including property, general liability, workers compensation, and umbrella coverage for certain classes of insureds. Argonaut Insurance is Argonaut Great Central's immediate parent.

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

Workers Compensation

Workers compensation insurance is a statutory system which provides for compensation of a policyholder's employees and their dependents for injuries (other than self-inflicted wounds) arising out of or suffered in the course of the employee's employment, even though the injuries may have resulted from the negligence or wrongful conduct of the employee himself or any other person. Workers compensation insurance is sold primarily by Argonaut Insurance and its subsidiaries. Net earned premiums for this line of business were $85.7 million in 1999 (before adjustment to the retro premium accrual), and $115.6 million, and $140.6 million, in 1998, and 1997, respectively.

Other Property-Casualty Insurance

This   product   includes   general   and   automobile   liability,   commercial
multiple-peril, and various other insurance coverages. Premiums for these product lines were $27.3 million, $22.9 million, and $24.3 million, in 1999, 1998, and 1997, respectively.

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

As a result of an increase in prices in the reinsurance market, Argonaut Insurance increased the limit of retention on its primary excess of loss reinsurance treaty from $250,000 to $1,000,000 effective July 1, 1999. Its limit of retention is $250,000 on its wrap up treaty. Argonaut Great Central's limit of retention remains the same as the prior year at $500,000 on the property and liability treaty, $300,000 on the First Workers' Compensation Excess of Loss Reinsurance Treaty and $250,000 on the First Underlying Excess of Loss Reinsurance Treaty.

Incorporated herein by reference is the information appearing as "Note 3 - Reinsurance" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Competition

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best, a leading insurance industry rating and analysis firm, as of December 31, 1998, there are about 2,500 property-casualty insurance companies operating in the United States, with the 100 largest companies (groups and unaffiliated) writing about 80% of the industry's premiums. Industry wide, net premiums earned totaled approximately 280 billion for 1998. Workers' Compensation earned was $25.4 billion or about 9.0% of all premiums earned. (A.M. Best 1999 data is not available yet.)

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

As of December 31, 1999, calculations show that the Company's insurance subsidiaries' RBC coverage far exceeds the minimum required.

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

Under the provisions of the California Insurance Code, there is a maximum amount of shareholder dividends which can be paid without prior approval of the Insurance Commissioner. Under these provisions, as of December 31, 1999, Argonaut Insurance could pay to Argonaut Group a maximum dividend of $633,000 without the Insurance Commissioner's approval.

Marketing

Argonaut Insurance and Argonaut Great Central operate in substantially different markets.

Incorporated herein by reference is the information appearing as "Note 1 - Business and Significant Accounting Policies" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Argonaut Insurance Company is authorized to operate in all 50 states. Its primary line of business, workers compensation insurance, accounts for 93% of its total premiums (before adjustment to the retro premium accrual). These policies are primarily written on a retrospective rating basis, with large deductible provisions, or guaranteed cost basis. For retrospectively rated policies, Argonaut Insurance's risk regarding inadequate price levels is mitigated to a certain extent as the insured will have to pay additional premiums (or will be refunded premiums) based upon their actual loss experience.

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

Investments

The Company's investment portfolio continues to emphasize high quality fixed income and equity investments. As a percentage of the total investment portfolio, U.S. Treasury securities comprise the largest portion of the Company's holdings. Obligations of states and political subdivisions have dramatically decreased from 1998 as a result of maturities and sales. The proceeds from these maturities and sales were reinvested in high quality preferred and common stocks and Other U.S. Agencies (FNMA and FHLM).

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

Reserves for Losses and Loss Adjustment Expenses

Incorporated herein by reference is the information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Results of Operations" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1999 and in "Note 4 - Reserves for Losses and Loss Adjustment Expenses" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

During the fourth quarter of 1999, the Company increased workers compensation loss reserves by $31.7 million, reflecting higher than anticipated loss development for accident years 1998 and 1999, particularly in California. Preliminary indications in the first quarter of 2000 show continued adverse development of these accident years. If these trends continue, additional strengthening of these reserves will be required.

Reserves for environmental claims were $91.3 million and $96.3 million at December 31, 1999 and 1998, respectively. Reserves for asbestos claims were $75.3 and $76.6 million at December 31, 1999 and 1998.

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

The first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 1999.

Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

Table I
Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)
                              (Net of Reinsurance)

                        ---------------------------------------------------------------------------------------------------
                           1990       1991      1992       1993       1994       1995     1996     1997     1998    1999
                           ----       ----      ----       ----       ----       ----     ----     ----     ----    ----
Reserves for Losses
and LAE (a)               $1,348.5   $1,287.8  $1,201.9   $1,107.6   $1,011.4    $892.9   $985.8   $845.7   $723.3  $706.5
Cumulative Amount
Paid as of: (b)
One year later               313.1      307.3     276.9      259.9      239.7     214.2    179.0    172.7    149.8
Two years later              537.5      525.8     489.2      444.7      417.9     356.2    309.7    278.7
Three years later            698.5      697.6     638.9      588.8      531.5     468.6    392.7
Four years later             835.7      821.4     759.5      684.1      623.9     537.9
Five years later             940.1      919.5     839.9      758.5      682.9
Six years later            1,021.3      991.0     906.8      814.8
Seven years later          1,082.7    1,051.3     962.7
Eight years later          1,134.2    1,106.0
Nine years later           1,182.6
Reserves Re-estimated
As of:
One year later             1,358.3    1,285.2   1,197.1    1,086.8      996.5   1,073.6    934.0    819.2    785.4
Two years later            1,356.9    1,311.9   1,202.0    1,083.0    1,180.8   1,038.9    895.5    851.1
Three years later          1,381.9    1,315.9   1,203.0    1,283.4    1,159.2   1,014.1    916.0
Four years later           1,374.1    1,325.9   1,403.1    1,277.3    1,152.5   1,033.8
Five years later           1,384.9    1,514.9   1,400.6    1,268.2    1,154.6
Six years later            1,572.0    1,524.3   1,396.2    1,262.2
Seven years later          1,575.6    1,518.8   1,391.3
Eight years later          1,572.8    1,516.7
Nine years later           1,570.9
Cumulative (Deficiency)
Redundancy: (c)           ($222.4)   ($228.9)  ($189.4)   ($154.6)   ($143.2)   ($140.9)   $69.8   ($5.4)  ($62.1)

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

Table II
Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)
                             (Direct Insurance Only)

                      ------------------------------------------------------------------------------------------------------
                        1990       1991       1992      1993       1994      1995       1996      1997      1998     1999
                        ----       ----       ----      ----       ----      ----       ----      ----      ----     ----
Reserves for Losses
and LAE (a)            $1,561.8   $1,494.4   $1,390.9  $1,284.1   $1,196.3  $1,060.9   $1,193.7  $1,024.9   $895.9   $897.4
Cumulative Amount
Paid as of: (b)
One year later            384.7      355.7      325.6     288.3      267.5     245.2      234.7     197.0    177.8
Two years later           656.2      621.6      564.4     499.3      474.8     437.8      389.3     329.6
Three years later         862.6      818.2      739.3     668.9      625.4     572.1      498.5
Four years later        1,023.5      965.1      884.2     787.9      737.5     665.5
Five years later        1,149.2    1,086.1      983.5     881.4      817.9
Six years later         1,252.8    1,174.5    1,069.3     951.1
Seven years later       1,327.6    1,253.6    1,134.2
Eight years later       1,396.5    1,314.3
Nine years later        1,450.8
Reserves Re-estimated
as of:
One year later          1,619.3    1,512.6    1,414.2   1,291.7    1,179.7   1,300.3    1,159.7   1,006.2    990.1
Two years later         1,645.8    1,570.2    1,448.8   1,278.8    1,423.1   1,282.8    1,134.3   1,069.7
Three years later       1,702.3    1,603.7    1,440.6   1,533.8    1,404.1   1,267.2    1,182.5
Four years later        1,719.7    1,604.2    1,694.5   1,526.6    1,412.1   1,317.3
Five years later        1,723.6    1,841.5    1,687.5   1,532.5    1,440.9
Six years later         1,956.8    1,850.4    1,698.0   1,546.4
Seven years later       1,958.8    1,859.5    1,708.6
Eight years later       1,970.0    1,869.4
Nine years later        1,980.8
Cumulative (Deficiency)
Redundancy: (c)        ($419.0)   ($375.0)   ($317.7)  ($262.3)   ($244.6)  ($256.4)      $11.2    ($44.8)  ($94.2)

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

                                     Year Ended December 31,
                                    ------------------------
                                    1999      1998      1997
                                    -----     -----     -----
Ratio of:
Premium-to-surplus                   0.2      0.2       0.3
                                     ===      ===       ===
Reserves-to-surplus                  1.2      1.1       1.5
                                     ===      ===       ===

The Company believes that its 1999 capital ratios are satisfactory.

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

Standard & Poor's currently rates the claims-paying ability of Argonaut Insurance and its pooled subsidiaries as "AA-" and Argonaut Great Central as "A".

Employees

At December 31, 1999, the Company employed 372 full-time employees. Of this total, Argonaut Insurance employed 288 people (251 professional/managerial and 37 clerical/operational). Argonaut Great Central employed 70 people (44 professional/managerial and 26 clerical/operational). Argonaut Group employed 14 people (13 professional/managerial and 1 clerical/operational). The Company is not a party to any collective bargaining agreements.

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

Argonaut Insurance responded to the complaint, and brought certain counterclaims against the MTA, and possibly others, in connection with the facts underlying the lawsuit. Argonaut Insurance believes it has meritorious defenses, and intends to vigorously contest these claims. Argonaut Insurance is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of the limited discovery conducted in the case, and the investigation conducted thus far.

The Company has been sued in fifteen referenced lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated worker's compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. The lawsuits are Bristol Hotel Asset Company, et al.; v. The Aetna Casualty and Surety Company, et al.; Civil Action No. 97-92-I, pending in the Chancery Court for Davidson County, Tennessee, filed on January 8, 1997; El Chico Restaurants, Inc. v. The Aetna Casualty and Surety Company, et al.; Civil Action File No. 97-RCCV-28, pending in the Superior Court of Richmond County, Georgia, filed on January 10, 1997; Bristol Hotel Management Corp., et al. v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil Action No. CL 9700727A, pending in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, filed on March 18, 1997; Bristol Hotel Management Corp., et al. v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil Action No. 97-2240, pending in the United States District Court for the Southern District of Florida, Miami Division, filed on July 17, 1997; Foodarama Supermarkets, Inc. et al.; v. Aetna Casualty & Surety Co., et al.; Docket No. L-3556-97, pending in the Superior Court of New Jersey Law Division, Morris County, filed on November 17, 1997; CR/PL Management Co., et al. v. Allianz Insurance Company, et al.; Civil Action No. 98-01635; pending in the Circuit Court of Cook County, Illinois County Department,

Chancery Division,  filed February 6, 1998;  American  Freightways,  Inc.
et al.; v. The American Insurance Company, et al.; Case No.982-00338; pending in the Circuit Court of the City of St. Louis, State of Missouri, filed on February 17, 1998; Foodrama Supermarkets, Inc., et al. v. The American Insurance Company, et al.; Civil Action No. 001138; pending in the Court of Common Pleas, Philadelphia County, Civil Division, filed on April 8, 1998; Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity
Insurance Company, et al., Case No. 98-01631; In the District Court of Harris County, Texas, 295th Judicial District, was filed on May 6, 1998; AARP, et al. v. National Surety Corp., et al., No. 98-820589-CZ; Wayne County Circuit Court, State of Michigan, was filed on June 30, 1998; Alumax, Inc., et al.
v. Allianz Insurance Company, et al., Case No. CV98032222; In the Circuit Court of Jefferson County, Alabama, was filed on May 21, 1998; Burnham Service Corp., et al. v. NCCI, Inc., et al., Case No. 9800321; Supreme Court of the State of New York, County of New York, was filed on June 30, 1998; FFE Transportation Services, Inc., et al. v. NCCI, et al., Case No. 98-RCCV-509; Superior Court of Richmond County, State of Georgia, was filed on June 11, 1998; Payless Cashways, Inc., et al. v. National Surety Corp., et al., Case No. 9812388; Fayette Circuit Court, Division 1, Commonwealth of Kentucky, was filed on June 30, 1998; and Albany International Corp., et al. v. American National Fire Insurance Co., et al., Case No. CV98-11695; Superior Court of the State of Arizona, County of Maricopa, was filed on June 26, 1998.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on the NASDAQ Stock Market under the symbol AGII. The closing price on March 20, 2000 was $18.69 per share. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1999, is incorporated herein by reference. See
Exhibit Index.

Holders of Common Stock

The number of holders of record of the Company's Common Stock as of February 25, 2000 was 6,985.

Dividends

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1999 and in "Note 6 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements of the Annual Report, is incorporated herein by reference. See Exhibit Index.

Item 6. Selected Financial Data

The information set forth under the caption "Selected Financial Data" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1999, is incorporated herein by reference. See Exhibit Index.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1999, is incorporated herein by reference. See Exhibit Index.

YEAR 2000. The Company is pleased to report that it has not experienced any significant systems or other Year 2000 (Y2K) problems at the turn of the millennium. During the first hours of January, 2000, the systems department successfully completed a turn of century date check out of all systems, applications, connections, hardware and software. All systems continued to be functional and there were no crisis shutdowns.

As of the business week starting January 3, 2000 all systems were and continue to be monitored for any Y2K exceptions. The Company has implemented an extensive Year 2000 contingency plan that identifies pre-planned courses of action in the event that Y2K problems interrupt its internal processes or its business partners' processes. As of mid-1999 all third party vendors and customers had declared themselves to the Company to be Y2K compliant. As a result there are no third parties that are currently unable to transact business with the Company due to Y2K systems problems. The contingency plan will continue through the quarter end of March 2000.

There has been no material change in total project cost for upgrading systems for Y2K compliance from the approximately $4.4 million previously disclosed. All costs associated with the project have been expensed as incurred. The postponement of known systems projects or other capital spending does not appear to have any material impact on the company's liquidity as the result of the devotion of company resources to preparing for Y2K compliance.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The primary market risk exposures that result in an impact to the Company's investment portfolio relates to equity price changes and interest rate changes. The Company does not have any foreign currency risk, debt or derivative instruments.

The Company holds a well diversified portfolio of investments in common stock representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types securities owned by the Company and by limiting the exposure in any one investment or type of investment. At December 31, 1999 the fair market value of the Company's common stock was $427.1 million. The potential loss in fair value at December 31, 1999 using a 10% hypothetical decline in prices, is estimated to be approximately $42.7 million.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and preferred stocks. The following interest rate sensitivity analysis measures the potential change in fair value for the Company's fixed maturity investments and preferred stock as of December 31, 1999 resulting from changes in the rate of 100 and 200 basis points.

Interest Rate Sensitivity Analysis

                                                      Yield         Modified
                                         Fair Value    To           Duration
                                         (Millions)    Maturity      (Years)
                                           -----         ----          ---
-200bp                                     867.3         5.5%          6.4
-100bp                                     871.8         6.1%          6.3
Base Case                                  806.7         7.1%          6.1
+100bp                                     761.3         8.1%          5.7
+200bp                                     717.1         9.1%          5.5

Argonaut adheres to certain specific guidelines to manage its investment portfolio. The Company invests only in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds and preferred stocks) with a short horizon (10 year maximum) for treasury notes, municipal bonds, and government agencies.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants and consolidated financial statements and related notes of Argonaut Group, Inc. and subsidiaries listed on the index to financial statements set forth in Item 14(a)1 of this Form 10-K Report are incorporated herein by reference to the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 1999.

The Company does not identify each asset with any one line of business and any such allocation would be arbitrary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions "Election of Directors", "Executive Officers," "Security Ownership of Principal Shareholders and Management" , and Section 16(a) Beneficial Ownership Reporting Compliance in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 2000.

Item 11.       Executive Compensation

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers", "Indemnity Agreements", "Pension Plan", and "Compensation of Directors" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 2000.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 2000.

Item 13.       Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 25, 2000.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.          Financial Statements

               Selected Financial Data

               Report of Independent Public Accountants

               Consolidated Balance Sheets  -  December 31, 1999 and 1998

               Consolidated Statements of Operations
               For the Years Ended December 31, 1999, 1998, and 1997

               Consolidated Statements of  Comprehensive Income
               For the Years Ended December 31, 1999, 1998, and 1997

               Consolidated Statements of Shareholders' Equity
               For the Years Ended December 31, 1999, 1998, and 1997

               Consolidated Statements of Cash Flow
               For the Years Ended December 31, 1999, 1998, and 1997

               Notes to Consolidated Financial Statements

               Quarterly Financial Data (Unaudited)

               Common Stock Market Prices (Unaudited)

               Management's Discussion and Analysis of Results of Operations and Financial Condition

(a)2.          Financial Statement Schedules

               Report of Independent Public Accountants on Schedules

               Schedule I - Condensed Financial Information of Registrant December 31, 1999 and 1998

               Schedule V - Supplementary Insurance Information December 31, 1999, 1998, and 1997

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

10.8 Argonaut Group, Inc. Stock Option Plan, as amended (incorporated by reference to the Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 27, 1999).

10.9     Employee  Stock  Investment  Plan  (incorporated  by  reference  to the
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999).

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1999:
         a)       Selected Financial Data
         b)       Financial Statements
         c)       Common Stock Market Prices
         d) Management's Discussion and Analysis of Results of Operations and Financial Condition

21. Subsidiaries of Registrant (incorporated by reference to the Exhibit 21 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).

23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule for December 31, 1999 Form 10-K.

         (b)      Reports on Form 8-K.
                  A report was filed on Form 8-K on January 21, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ARGONAUT GROUP, INC.

                                                     By  /s/ Mark E. Watson, III
                                                     -------------------------
                                                     Mark E. Watson, III
                                                     President

Date:  March 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                       Date

/s/ Mark E. Watson, III            President, Chief Executive   March 21, 2000
-----------------------            Officer, and Director
Mark E.Watson, III

/s/ James B Halliday               Vice President, Secretary,   March 21, 2000
-----------------------            and Treasurer (principal
James B Halliday                   financial and accounting
                                   officer)


/s/ George A. Roberts              Director                     March 21, 2000
-----------------------
George A. Roberts

/s/ Michael T. Gray                Director                     March 21, 2000
-----------------------
Michael T. Gray

/s/ Jerrold V. Jerome              Director                     March 21, 2000
-----------------------
Jerrold V. Jerome

/s/ Judith R. Nelson               Director                     March 21, 2000
-----------------------
Judith R. Nelson

/s/ John R. Power, Jr.             Director                     March 21, 2000
-----------------------
John R. Power, Jr.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                        ARTHUR ANDERSEN LLP


San Francisco, California
January 21, 2000

                              ARGONAUT GROUP, INC.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)

BALANCE SHEET
                                                                        December 31,
                                                                       -----------------
Assets                                                                   1999      1998
                                                                       ------    -------
      Short-term investments                                          $   0.1   $   10.1
      Cash & cash equivalents                                             0.2        0.3
      Investment in subsidiary                                          546.1      661.1
      Cost in excess of net assets purchased                             32.7       35.5
      Deferred Federal income taxes receivable                           77.9       68.8
      Other assets                                                        9.8        9.3
                                                                       ------     ------
                                                                      $ 666.8   $  785.1
                                                                       ======     ======
Liabilities & Shareholders' Equity
      Income taxes payable                                            $   0.8   $    7.0
      Other liabilities                                                   1.6        1.0
      Due from/(to) subsidiaries                                         36.0       22.7
      Shareholders' equity                                              628.4      754.4

                                                                       ------     ------
                                                                      $ 666.8   $  785.1
                                                                       ======     ======




STATEMENT OF OPERATIONS                                                For The Year Ended December 31,
                                                               -------------------------------------------------
                                                                    1999            1998             1997
                                                               ---------------  --------------  ---------------
Revenues                                                                $ 3.7           $ 4.1            $ 5.3

Expenses:
      Amortization of cost in excess of net assets                        2.8             2.8              2.8
      Other expenses                                                      5.0             5.2              4.0

Loss before tax and undistributed earnings                               (4.1)           (3.9)            (1.5)
Provision for income taxes                                               (8.8)           21.9             12.5
                                                               ---------------  --------------  ---------------
Net loss before equity in earnings of subsidiary                          4.7           (25.8)           (14.0)
Equity (loss) in undistributed earnings of subsidiary                   (10.7)           64.8             50.5
                                                               ---------------  --------------  ---------------
Net Income (loss)                                                       $(6.0)          $39.0            $36.5
                                                               ===============  ==============  ===============

                              ARGONAUT GROUP, INC.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)

STATEMENT OF CASH FLOWS                                                        For The Year Ended December 31,
                                                                               --------------------------------------------
                                                                                   1999           1998           1997
                                                                               -------------- -------------- --------------
Cash flows from operating activities:

      Net income (loss)                                                        $ (6.0)        $  39.0        $  36.5
      Adjustments to reconcile net income to
           net cash provided by operations:
           Amortization                                                           2.8             2.8            2.8
           Undistributed loss (earnings) in subsidiary                           10.7           (64.8)         (50.5)
           Dividend from subsidiary                                              66.4            40.5           38.3
           Decrease in deferred federal income taxes
               (payable) receivable                                              (9.0)           20.8           13.1
           Increase (decrease) in due from/to subsidiaries                       13.3            (2.0)          (2.5)
           Increase (decrease) in income taxes payable                           (6.2)            3.7            2.1
           Other, net                                                             0.1            (0.2)          (0.4)
                                                                               -------------- -------------- --------------
                                                                                 72.1            39.8           39.4
                                                                               -------------- -------------- --------------
Cash flows from investing activities:
      Decrease (increase) in short-term investments                              10.0            (4.8)          (2.2)
                                                                               -------------- -------------- --------------
                                                                                 10.0            (4.8)          (2.2)
                                                                               -------------- -------------- --------------

Cash flows from financing activities:
      Repurchase of common stock                                                (44.1)           (0.5)            -
      Payment of cash dividend                                                  (38.9)          (39.3)         (38.1)
      Exercise of stock options                                                   0.8             4.6            1.2
                                                                               -------------- -------------- --------------

                                                                                (82.2)          (35.2)         (36.9)
                                                                               -------------- -------------- --------------
Increase (decrease) in cash & cash equivalents                                   (0.1)           (0.2)           0.3
Cash & cash equivalents, beginning of period                                      0.3             0.5            0.2
                                                                               -------------- -------------- --------------
Cash & cash equivalents, end of period                                           $0.2            $0.3           $0.5
                                                                               ============== ============== ==============

                              ARGONAUT GROUP, INC.
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                  Years Ended December 31, 1999, 1998, and 1997
                                 ($ in millions)

                                                                                          Amortization
                                 Future             Other     Premium  Net Invt  Ben Loss,(Deferral) Other     Premiums
                         DPAC    Benefits   UPR     Payables  Revenue  Income    & LAE     DPAC      Insur.Exp Written
       Segment           (a)       (b)      (c)       (d)      (e)     (f) (1)     (g)      (h)      (i)(2)     (j)
-----------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999
Workers Comp               $1.4  $  474.2  $ 24.2      -      $ 65.7   $ 27.6    $ 92.6   $ (1.6)   $ 52.6    $ 98.4
All Other                   1.9     423.2    19.7      -        27.3     24.7      28.8      0.1      10.5      23.8
Unallocable                  -       -         -       -        -        16.2         -       -         -         -
                       --------- -------- --------- ------------------ --------- ------------------ --------- ---------
                          $ 3.3  $  897.4  $ 43.9      -       $93.0   $ 68.5    $121.4    $(1.5)    $63.1    $122.2
                       ========= ======== ========= ================== ========= ================== ========= =========

Year Ended December 31, 1998
Workers Comp              $ 3.0  $  499.6  $ 17.1      -      $115.6   $ 28.2    $ 75.5    $ 0.3    $ 65.0    $119.2
All Other                   1.8     396.3    19.7      -        22.9     22.3      19.6      0.4      10.6      24.9
Unallocable                  -       -        -        -        -        26.9         -       -         -         -
                       --------- -------- --------- ------------------ --------- ------------------ --------- ---------
                          $ 4.8  $  895.9  $ 36.8      -      $138.5   $ 77.4    $ 95.1    $ 0.7    $ 75.6    $144.1
                       ========= ======== ========= ================== ========= ================== ========= =========

Year Ended December 31, 1997
Workers Comp              $ 2.7  $  572.4  $ 20.8      -      $140.6    $ 36.5   $91.1    $(1.3)     $72.2    $132.3
All Other                   1.3     452.5    19.4      -        24.3      28.8    21.7      0.1        7.2      25.9
Unallocable                  -         -       -       -        -         21.9     -        -           -        -
                       --------- -------- --------- ------------------ --------- ------------------ --------- ---------
                          $ 4.0  $1,024.9  $ 40.2      -       $164.9    $87.2   $112.8   $(1.2)    $ 79.4    $158.2
                       ========= ======== ========= ================== ========= ================== ========= =========

(a)  Deferred Policy Acquisition Costs
(b)  Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)  Unearned Premiums
(d)  Other Policy Claims and Benefits Payable
(e)  Premium Revenue
(f)  Net Investment Income
(g)  Benefits, Claims, and Claim Adjustment Expenses
(h)  Amortization of Deferred Policy Acquisition Costs
(i)  Other Insurance Expenses
(j)  Premiums Written
(1) Net investment income allocated based uponeachsegment's share of investable funds
(2) Other insurance expenses allocated basedon specific identification, where possible,and related activities.

                                  EXHIBIT INDEX
Exhibit                              Document
No.

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

10.3 Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).

10.4     Argonaut  Group,  Inc. 1986 Stock Option Plan, as amended (incorporated
         by reference  to  the  Exhibit  4.3  to  the  Registrant's   Registra-
         tion Statement  on  Form  S-8  filed  with  the   Securities  and
         Exchange Commission on February 13, 1987).

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

10.8 Argonaut Group, Inc. Stock Option Plan, as amended (incorporated by reference to the Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 27, 1999).

10.9     Employee  Stock  Investment  Plan  (incorporated  by  reference  to the
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999).

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 1999:
         a)       Selected Financial Data
         b)       Financial Statements
         c)       Common Stock Market Prices
         d) Management's Discussion and Analysis of Results of Operations and Financial Condition

21. Subsidiaries of Registrant (incorporated by reference to the Exhibit 21 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).

23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule for December 31, 1999 Form 10-K.

         (b)      Reports on Form 8-K.
                  A report was filed on Form 8-K on January 21, 2000.