Form 10-K405/A
period 1999-12-31
ARGONAUT GROUP INC
filed 2000-04-03
CIK 800082

                                FORM 10-K/A-1

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

Table I

        Analysis of Losses and Loss Adjustment Expenses (LAE) Development
          (in millions) (Net of Reinsurance) Amended 3/31/2000

                        ---------------------------------------------------------------------------------------------------
                           1990       1991      1992       1993       1994      1995      1996     1997     1998    1999
                           ----       ----      ----       ----       ----      ----      ----     ----     ----    ----

Reserves for Losses
and LAE (a)               $1,348.5   $1,287.8  $1,201.9   $1,107.6     $976.6    $858.1   $951.0   $884.0   $763.2  $706.5
Cumulative Amount
Paid as of: (b)
One year later               313.1      307.3     276.9      259.9      239.7     214.2    179.0    172.7    149.8
Two years later              537.5      525.8     489.2      444.7      417.9     356.2    309.7    278.7
Three years later            698.5      697.6     638.9      588.8      531.5     468.6    392.7
Four years later             835.7      821.4     759.5      684.1      623.9     537.9
Five years later             940.1      919.5     839.9      758.5      682.9
Six years later            1,021.3      991.0     906.8      814.8
Seven years later          1,082.7    1,051.3     962.7
Eight years later          1,134.2    1,106.0
Nine years later           1,182.6
Reserves Re-estimated
As of:

One year later             1,358.3   1,285.2    1,197.1    1,086.8      996.5   1,073.6    934.0    819.2    785.4
Two years later            1,356.9   1,311.9    1,202.0    1,083.0    1,180.8   1,038.9    895.5    851.1
Three years later          1,381.9   1,315.9    1,203.0    1,283.4    1,159.2   1,014.1    916.0
Four years later           1,374.1   1,325.9    1,403.1    1,277.3    1,152.5   1,033.8
Five years later           1,384.9   1,514.9    1,400.6    1,268.2    1,154.6
Six years later            1,572.0   1,524.3    1,396.2    1,262.2
Seven years later          1,575.6   1,518.8    1,391.3
Eight years later          1,572.8   1,516.7
Nine years later           1,570.9
Cumulative (Deficiency)
Redundancy: (c)           ($222.4)   ($228.9)  ($189.4)   ($154.6)   ($178.0)  ($175.7)    $35.0  ($32.9)  ($22.2)

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

Table II

Analysis of Losses and Loss Adjustment Expenses (LAE) Development (in millions)
                                                  (Direct Insurance Only)
                                                     Amended 3/31/2000

                      ------------------------------------------------------------------------------------------------------
                        1990       1991       1992      1993       1994      1995       1996      1997      1998     1999
                        ----       ----       ----      ----       ----      ----       ----      ----      ----     ----
Reserves for Losses
and LAE (a)            $1,561.8   $1,494.4   $1,390.9  $1,284.1   $1,161.5  $1,026.1   $1,158.8  $1,063.2   $935.8   $897.4
Cumulative Amount
Paid as of: (b)
One year later            384.7      355.7      325.6     288.3      267.5     245.2      234.7     197.0    177.8
Two years later           656.2      621.6      564.4     499.3      474.8     437.8      389.3     329.6
Three years later         862.6      818.2      739.3     668.9      625.4     572.1      498.5
Four years later        1,023.5      965.1      884.2     787.9      737.5     665.5
Five years later        1,149.2     1,086.1     983.5     881.4      817.9
Six years later         1,252.8    1,174.5    1,069.3     951.1
Seven years later       1,327.6    1,253.6    1,134.2
Eight years later       1,396.5    1,314.3
Nine years later        1,450.8
Reserves Re-estimated
as of:
One year later
                        1,619.3    1,512.6    1,414.2   1,291.7    1,179.7   1,300.3    1,159.7   1,006.2    990.1
Two years later         1,645.8    1,570.2    1,448.8   1,278.8    1,423.1   1,282.8    1,134.3   1,069.7
Three years later       1,702.3    1,603.7    1,440.6   1,533.8    1,404.1   1,267.2    1,182.5
Four years later        1,719.7    1,604.2    1,694.5   1,526.6    1,412.1   1,317.3
Five years later        1,723.6    1,841.5    1,687.5   1,532.5    1,440.9
Six years later         1,956.8    1,850.4    1,698.0   1,546.4
Seven years later       1,958.8    1,859.5    1,708.6
Eight years later       1,970.0    1,869.4
Nine years later        1,980.8
Cumulative (Deficiency)
Redundancy: (c)        ($419.0)   ($375.0)   ($317.7)  ($262.3)   ($279.4)  ($291.2)      $23.7    ($6.5)  ($54.3)


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

                                                         Page 9

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGONAUT  GROUP,  INC.
By /s/  James  B  Halliday
--------------------------
James B Halliday Vice
President and Treasurer

Date:  March 31, 2000