Form 10-Q
period 2000-03-31
ARGONAUT GROUP INC
filed 2000-05-04
CIK 800082

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

250 Middlefield Road, Menlo Park 94025 (Address of principal executive offices) (Zip code) 650.858.6600 (Registrant's telephone number including area code)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 24, 2000.

Title                                                        Outstanding

Common Stock, par value $.10 per share                       22,158,017

                              ARGONAUT GROUP, INC.

                                TABLE OF CONTENTS

                                                                           Page

Part I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets

                  March 31, 2000 and December 31, 1999........................3

                  Consolidated Statements of Income

                             Three Months Ended March 31, 2000 and 1999.......4

                  Consolidated Statements of Cash Flows

                             Three Months Ended March 31, 2000 and 1999.......5

                  Notes to the Condensed Consolidated Financial  Statements...6

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations:
                          First Quarter Ended March 31, 2000 and 1999.........7


Part II. OTHER INFORMATION:
            Item 1. Legal Proceedings.........................................9
         Item 4. Submission of Matters to a vote of Security Holders..........9
         Item 6. Exhibits and Reports on Form 8-K............................10



Signatures...................................................................11

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                              (In million except per share amounts)

                                                                Mar 31, 2000          Dec 31, 1999
                                                                 (unaudited)
ASSETS
Investments:

     Fixed maturities, available for sale, at fair value              $728.5                $745.4
         (cost: 2000 - $759.2; 1999 - $775.8)
     Equity securities, available for sale, at fair value              409.2                 427.1
         (cost: 2000 - $206.9; 1999 - $202.2)
     Short-term investments, available for sale, at fair                 5.9                   0.8
     value

     Securities in transit                                               1.7                   2.6
                                                             ----------------      ----------------
                                                             ----------------      ----------------
                                                                     1,145.3               1,175.9
Cash and cash equivalents                                               11.5                  31.2
Accrued investment income                                               12.1                  16.2
Receivables:
     Due from insureds                                                  94.2                  92.8
     Due from reinsurance                                              217.0                 218.3
     Accrued retrospective premiums                                     27.3                  31.0
Cost in excess of net assets purchased                                  32.0                  32.7
Unearned premiums on ceded reinsurance                                   1.3                   1.2
Accrued policyholder dividends recaptured                                3.5                   3.0
Deferred Federal income tax asset, net                                  45.3                  10.3
Other assets                                                            13.3                  12.5
                                                             ----------------      ----------------
                                                             ----------------      ----------------
                                                                    $1,602.8              $1,625.1
                                                             ================      ================
                                                             ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss adjustment expenses                      $953.3                $897.4
Unearned premiums                                                       46.6                  43.9
Other liabilities                                                       51.2                  55.4
                                                             ----------------      ----------------
                                                             ----------------      ----------------
                                                                     1,051.1                 996.7
                                                             ----------------      ----------------
                                                             ----------------      ----------------
Shareholders' equity:
     Common stock - $.10  par,  35,000,000  shares  authorized,  22,157,875  and
         22,359,816 shares issued and outstanding at March 31, 2000

         and December 31, 1999, respectively                             2.2                   2.2
     Additional paid-in capital                                         96.1                  96.8
     Retained earnings                                                 341.9                 403.0
     Net unrealized appreciation on securities                         111.5                 126.4
                                                             ----------------      ----------------
                                                             ----------------      ----------------
                                                                       551.7                 628.4
                                                             ----------------      ----------------
                                                             ----------------      ----------------
                                                                    $1,602.8              $1,625.1
                                                             ================      ================
                                                             ================      ================

                                      See accompanying notes


                       Argonaut Group Inc. and Subsidiaries
                      Consolidated Statements of Operations

(In millions except amounts per share)                        For the Quarter
(unaudited)                                                  Ended March 31,
                                                        ---------------------------
                                                        ---------------------------
                                                           2000           1999
Premiums and other revenue:
    Premiums, net                                             $27.7          $27.6
    Net investment income                                      16.2           17.6
    Gains on sales of investments                               8.9            0.9
                                                        ------------   ------------
                                                        ------------   ------------
Total revenue                                                  52.8           46.1
Expenses:
    Losses and loss adjustment expenses                       110.8           15.7
    Underwriting, acquisition, and

        insurance expenses                                     16.8           15.5
    Amortization of cost in excess of
        net assets purchased                                    0.7            0.7
    Policyholder dividends                                      0.3            0.2
                                                        ------------   ------------
                                                        ------------   ------------
Total expenses                                                128.6           32.1
                                                        ------------   ------------
                                                        ------------   ------------
Income (loss) before tax                                     (75.8)           14.0
Provision (benefit) for taxes                                (26.8)            4.5
                                                        ------------   ------------
                                                        ------------   ------------
Net income (loss)                                           ($49.0)           $9.5
                                                        ============   ============
                                                        ============   ============

Income (loss) per common share:

        Basic                                               ($2.17)          $0.40
                                                        ============   ============
                                                        ============   ============
        Diluted                                             ($2.17)          $0.40
                                                        ============   ============
                                                        ============   ============

Dividends declared per common share:                          $0.41          $0.41
                                                        ============   ============
                                                        ============   ============

Weighted average common shares:

        Basic                                           22,537,261     24,055,569
                                                        ============   ============
                                                        ============   ============
        Diluted                                         22,537,261     24,062,856
                                                        ============   ============
                                                        ============   ============


                       Argonaut Group Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                        For the Quarter
(unaudited)                                                  Ended March 31,
                                                        ---------------------------
                                                        ---------------------------
                                                           2000           1999
Net income (loss)                                           ($49.0)           $9.5
Other comprehensive loss:
    Unrealized loss on securities:
        Losses arising during the year                       (14.0)         (24.6)
        Reclassification adjustment for gains included
        in net income or net                                  (8.9)          (0.9)
        loss

                                                        ------------   ------------
                                                        ------------   ------------
Other comprehensive loss before tax                          (22.9)         (25.5)
Income tax expense related to other
        comprehensive loss                                    (8.0)          (8.9)
                                                        ------------   ------------
                                                        ------------   ------------
Other comprehensive loss, net of tax                         (14.9)         (16.6)
                                                        ------------   ------------
                                                        ------------   ------------
Comprehensive loss                                          ($63.9)         ($7.1)
                                                        ============   ============
                             See accompanying notes


                               ARGONAUT GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOW

                                           (In millions)
                                            (unaudited)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                          --------------------------
                                                                          --------------------------
                                                                                 2000          1999
Cash flows from operating activities:

    Net income (loss)                                                         ($49.0)          $9.5

    Adjustments to reconcile net income (loss) to net cash provided by operations:

      Amortization and depreciation                                               1.2           1.8
      Deferred federal income tax provision (benefit)                          (27.0)           3.2
      Gains on sales of investments                                             (8.9)         (0.9)
    Decrease in accrued investment income                                         4.1           3.5
    Decrease (increase) in receivables from insureds                            (1.4)           2.9
    Decrease in reinsurance receivables                                           1.3           0.3
    Decrease  in accrued retrospective premiums                                   3.7           0.2
    Increase in unearned premiums on ceded reinsurance
                                                                                (0.1)             -
    Increase (decrease) in reserves for losses and
      loss adjustment expenses                                                   55.9
                                                                                             (39.2)

    Increase in unearned premiums
                                                                                  2.7           1.5
    Increase in accrued policyholder dividends
                                                                                (0.5)         (0.9)
    Increase in income taxes payable
                                                                                  7.0           1.0
    Decrease in other assets and liabilities
                                                                               (12.3)        (12.9)
                                                                          ------------  ------------
                                                                          ------------  ------------

                                                                                 25.7        (39.5)
                                                                          ------------  ------------
                                                                          ------------  ------------
Cash flows from investing activities:
    Sales of fixed maturity investments
                                                                                  9.1           7.3
    Maturities and mandatory calls of fixed maturity investments
                                                                                 14.5          20.0
    Sales of equity securities
                                                                                 10.6           6.2
    Purchases of fixed maturity investments
                                                                                (2.0)         (2.2)
    Purchases of equity securities
                                                                               (11.5)         (7.1)
    Decrease (increase) in short-term investments
                                                                                (5.1)           0.5
    Decrease  in other, net
                                                                                  0.9           1.6
                                                                          ------------  ------------
                                                                          ------------  ------------

                                                                                 16.5          26.3
                                                                          ------------  ------------
                                                                          ------------  ------------
Cash flows from financing activities:
    Repurchase of common stock
                                                                                (3.7)         (1.8)
    Payment of cash dividend
                                                                                (9.2)         (9.9)
    Exercise of stock options
                                                                                    -           0.3
                                                                          ------------  ------------
                                                                          ------------  ------------

                                                                               (12.9)        (11.4)
                                                                          ------------  ------------
                                                                          ------------  ------------

Decrease in cash and cash equivalents
                                                                               (19.7)        (15.1)
Cash and cash equivalents, beginning of period
                                                                                 31.2          24.5
                                                                          ------------  ------------
                                                                          ------------  ------------
Cash and cash equivalents, end of period                                        $11.5          $9.4
                                                                          ============  ============
                                                                          ============  ============


                             See accompanying notes


           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 2000, and the related consolidated statements of income for the three month period ended March 31, 2000 and 1999 and the statements of cash flows for the three month period ended March 31, 2000 and 1999 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes that are included in the Company's Annual Report to Stockholders on Form 10K for the fiscal year ended December 31, 1999.

Note 2 - Dividends Declared

On April 25, 2000 the Company declared a regular quarterly cash dividend of $0.41 per common share payable to shareholders of record on May 16, 2000. The dividend will be paid on May 30, 2000.

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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

The Company reported a consolidated net loss of $49.0 million ($2.17 per diluted common share) on total revenue of $52.8 million for the quarter ended March 31, 2000. For the first quarter of 1999, net income was $9.5 million ($0.40 per diluted common share) on total revenue of $46.1 million. The net operating loss after tax was $54.8 million ($2.43 per diluted common share) for the quarter, compared to operating income of $9.0 million ($0.38 per diluted common share) for the same period last year. Operating income excludes gains on the sale of investments. Total revenue includes gains on sales of investments of $8.9 million for the current quarter, compared with gains of $0.9 million for the same period in 1999.

Although the Company sees an improving climate in several areas of the country for workers compensation (its primary line of business), operating results are significantly below the first quarter of 1999. This result is primarily due to continued deterioration in workers' compensation loss experience for prior years, particularly in California. Recent workers compensation experience in California has been a problem not only for Argonaut, but for the industry as a whole. Last year, the California Worker's Compensation Insurance Rating Bureau estimated that, based on September 30, 1999 data, the California workers'
compensation industry was under-reserved by $3.2 billion. In April, based on December 31, 1999 data, the Bureau increased their estimate of reserve inadequacy to $4.7 billion. Argonaut's market share in California is slightly more than 1%. During the fourth quarter of 1999, it became apparent to the Company that loss reserves for California workers compensation were deteriorating. As a result of this deterioration, the Company recorded a pre-tax increase in workers compensation reserves of $31.7 million for the quarter ended December 31, 1999, reflecting higher than anticipated loss development for accident years 1998 and 1999, particularly in California. During the first quarter of this year, the adverse loss development in California workers compensation continued beyond that expected by the Company, particularly for accident year 1999, and upon further actuarial review, the Company recorded an additional increase to its workers compensation reserves of $85.0 million (before tax). Based on this analysis, the Company and its actuaries believe the reserves are adequate and that future development of these losses should not have a material effect on the Company's financial position or results of operations. There can be no assurance, however, that future development, favorable or unfavorable, may not occur.

During the first quarter of 2000, under its previously announced stock repurchase program, the Company purchased an additional 203,400 shares, bringing the total shares repurchased to 7,306,336 out of an aggregate authorization of eight million shares. As of March 31, 2000, 22,157,875 common shares were outstanding, compared with 22,359,816 shares as of December 31, 1999.

Shareholders' equity per common share at March 31, 2000 is $24.90 per common share, compared with $28.10 at the end of 1999.

This discussion contains "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company's public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

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

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and preferred stocks

Argonaut adheres to certain specific guidelines to manage its investment portfolio. The Company invests only in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds and preferred stocks) with a short horizon (10 year maximum) for treasury notes, municipal bonds, and government agencies.

Management has assessed these risks and feels that there has been no material change since December 31, 1999.

Year 2000

 The Company is pleased to report that it has not experienced any significant systems or other Year 2000 (Y2K) problems at the turn of the millennium. During the first hours of January 2000, the systems department successfully completed a turn of century date check out of all systems, applications, connections, hardware and software. All systems continued to be functional and there were no crisis shutdowns.

As of the business week starting January 3, 2000 all systems were and continue to be monitored for any Y2K exceptions. The Company has implemented an extensive Year 2000 contingency plan that identifies pre-planned courses of action in the event that Y2K problems interrupt its internal processes or its business partners' processes. As of mid-1999 all third party vendors and customers had declared themselves to the Company to be Y2K compliant. As a result there are no third parties that are currently unable to transact business with the Company due to Y2K systems problems. The contingency plan continued through the quarter end of March 31, 2000 and has since been discontinued.

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

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from premiums and investment income as well as maturities of invested assets. The primary use of funds was to pay claims, policy benefits, operating expenses, and commissions, to purchase new investments, pay dividends to shareholders and repurchase shares of its outstanding common stock.

Management believes that the Company maintains sufficient liquidity to pay claims and expenses. Management also believes that the Company possesses adequate capital resources to cover unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 25, 2000, the following individuals were elected to the Board of Directors:

                                        Votes For        Percentage of         Votes Withheld
                                                         shares voted
George A. Roberts                           18,602,534        98%                395,819
Michael T. Gray                             18,616,210        98%                382,143
Jerrold V. Jerome                           18,601,074        98%                397,279
Judith R. Nelson                            18,794,175        99%                204,178
John R. Power, Jr.                          18,761,829        99%                236,524
Fayez S. Sarofim                            18,516,082        97%                 482,271
Mark E. Watson, III                         18,600,810        98%                397,543
Gary V. Woods                               18,761,569        99%                 236,784

The following proposals were approved at the Company's Annual Meeting:

                                          Affirmative         Percentage of     Negative     Votes
                                            Votes              shares voted         Votes    Withheld
1.  To increase the number
     of shares of common stock
     available for issuance under
     the Company's Stock Option
     Plan from 2,000,000 to

     2,500,000.                             16,474,781          87%                 2,328,584      194,988
2.  To adopt the Company's Non-
     Employee Director Stock

     Option Plan.                           17,500,946          92%                 1,068,018      429,389





Item 6.  Exhibits and Reports on Form 8-K.

1.  Exhibit 27 Financial Data Schedule for March 31, 2000 Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson, III
Mark E. Watson, III

President (principal executive
  officer)





/s/ James B Halliday

James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



May 3, 2000