Form 10-Q
period 2000-06-30
ARGONAUT GROUP INC
filed 2000-08-08
CIK 800082

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 3, 2000.

Title                                                        Outstanding

Common Stock, par value $.10 per share                        22,001,173

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999..........................3

                  Consolidated Statements of Operations and Comprehensive Income
                  Three and six months ended June 30, 2000 and 1999............4

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999 .....................5

                  Notes to Condensed Consolidated Financial  Statements........6

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...........8


Part II. OTHER INFORMATION:
            Item 1. Legal Proceedings..........................................9
         Item 6. Exhibits and Reports on Form 8-K..............................9



        Signatures............................................................10

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                               ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                              (In millions except per share amounts)

                                                              June 30, 2000          Dec 31, 1999
                                                              (unaudited)
ASSETS
Investments:
     Fixed maturities, available for sale, at fair value              $714.7                 $745.4
         (cost: 2000 - $743.9; 1999 - $775.8)
     Equity securities, available for sale, at fair value              371.4                  427.1
         (cost: 2000 - $192.6; 1999 - $202.2)
     Short-term investments, available for sale, at fair value           6.9                    0.8
     Securities in transit                                               0.4                    2.6
                                                              ----------------       ----------------
                                                              ----------------       ----------------
                                                                     1,093.4                1,175.9
Cash and cash equivalents                                                9.9                   31.2
Accrued investment income                                               15.9                   16.2
Receivables:
     Due from insureds                                                  97.4                   92.8
     Due from reinsurance                                              225.9                  218.3
     Accrued retrospective premiums                                     24.7                   31.0
Cost in excess of net assets purchased                                  31.3                   32.7
Unearned premiums on ceded reinsurance                                   1.9                    1.2
Accrued policyholder dividends recaptured                                0.3                    3.0
Deferred Federal income tax asset, net                                  50.5                   10.3
Other assets                                                            12.7                   12.5
                                                              ----------------       ----------------
                                                              ================       ================
                                                                    $1,563.9               $1,625.1
                                                              ================       ================
                                                              ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss adjustment expenses                      $934.4                 $897.4
Unearned premiums                                                       44.0                   43.9
Other liabilities                                                       54.4                   55.4
                                                              ----------------       ----------------
                                                              ----------------       ----------------
                                                                     1,032.8                  996.7
                                                              ----------------       ----------------
                                                              ----------------       ----------------
Shareholders' equity:
     Common stock - $.10 par, 35,000,000 shares
         authorized, 22,002,131 and 22,359,816 shares
         issued and outstanding at June 30, 2000
         and December 31, 1999, respectively                             2.2                    2.2
     Additional paid-in capital                                         95.4                   96.8
     Retained earnings                                                 336.3                  403.0
     Net unrealized appreciation on securities                          97.2                  126.4
                                                              ----------------       ----------------
                                                              ----------------       ----------------
                                                                       531.1                  628.4
                                                              ----------------       ----------------
                                                              ================       ================
                                                                    $1,563.9               $1,625.1
                                                              ================       ================
                                                              ================       ================

                                             See accompanying notes

                                      Argonaut Group Inc. and Subsidiaries
                                      Consolidated Statements of Operations

(In millions except amounts per share)                        For the Quarter              For the Six Months
(unaudited)                                                   Ended June 30,                 Ended June 30,
                                                        ---------------------------    ---------------------------
                                                        ---------------------------    ---------------------------

                                                        2000           1999            2000          1999
Premiums and other revenue:
    Premiums, net                                             $32.5          $33.6           $60.2          $61.2
    Net investment income                                      15.8           17.3            32.0           34.9
    Gains on sales of investments                              11.2            0.5            20.1            1.4
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Total revenue                                                  59.5           51.4           112.3           97.5
Expenses:
    Losses and loss adjustment expenses                        29.6           23.1           140.4           38.8
    Underwriting, acquisition, and
        insurance expenses                                     17.5           16.5            34.3           32.0
    Amortization of cost in excess of
        net assets purchased                                    0.7            0.7             1.4            1.4
    Policyholder dividends                                      3.2            0.3             3.5            0.5
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Total expenses                                                 51.0           40.6           179.6           72.7
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Income (loss) before tax                                        8.5           10.8          (67.3)           24.8
Provision (benefit) for taxes                                   2.9            3.6          (23.9)            8.1
                                                        ------------   ------------    ------------  -------------
                                                        ============   ============    ============  =============
Net income (loss)                                              $5.6           $7.2         ($43.4)          $16.7
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============

Income (loss)  per common share:
        Basic                                                 $0.26          $0.30         ($1.94)          $0.70
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============
        Diluted                                               $0.26          $0.30         ($1.94)          $0.70
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============

Dividends declared per common share:                          $0.41          $0.41           $0.82          $0.82
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============

Weighted average common shares:
        Basic                                           22,121,045     23,934,234      22,328,003     23,994,566
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============
        Diluted                                         22,121,045     23,940,632      22,328,003     24,001,110
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============

                                      Argonaut Group Inc. and Subsidiaries
                                 Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                        For the Quarter              For the Six Months
(unaudited)                                                   Ended June 30,                 Ended June 30,
                                                        ---------------------------    ---------------------------
                                                        ---------------------------    ---------------------------
                                                           2000           1999                2000           1999
Net income (loss)                                              $5.6           $7.2         ($43.4)          $16.7
Other comprehensive loss:
    Unrealized loss on securities:
        Gains (losses) arising during the year               (10.8)            6.0          (24.8)         (18.6)
        Reclassification adjustment for gains included
        in net income or net                                 (11.2)          (0.5)          (20.1)          (1.4)
        loss
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Other comprehensive income (loss) before tax                 (22.0)            5.5          (44.9)         (20.0)
Income tax expense related to other
        Comprehensive income (loss)                           (7.7)            1.9          (15.7)          (7.0)
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Other comprehensive income (loss), net of tax                (14.3)            3.6          (29.2)         (13.0)
                                                        ------------   ------------    ------------  -------------
                                                        ============   ============    ============  =============
Comprehensive income (loss)                                  ($8.7)          $10.8         ($72.6)           $3.7
                                                        ============   ============    ============  =============
                             See accompanying notes

                               ARGONAUT GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (In millions)
                                            (unaudited)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                          --------------------------
                                                                          --------------------------
                                                                                 2000          1999

Cash flows from operating activities:
    Net income (loss)                                                         ($43.4)         $16.7

    Adjustments  to reconcile net income  (loss) to net cash provided  (used)
    by operations:
      Amortization and depreciation                                               2.6           3.5
      Deferred federal income tax provision (benefit)                          (24.5)           4.7
      Gains on sales of investments                                            (20.1)         (1.4)
    Decrease in accrued investment income                                         0.3           1.5
    Decrease (increase) in receivables from insureds                            (4.6)           6.5
    Increase in reinsurance receivables                                         (7.6)         (20.1)
    Decrease  in accrued retrospective premiums                                   6.3           3.7
    Increase in unearned premiums on ceded reinsurance                           (0.7)         (0.1)
    Decrease (increase)  in accrued policyholder dividends recaptured             2.7          (0.8)
    Increase (decrease) in reserves for losses and
      loss adjustment expenses                                                   37.0         (41.0)
    Increase (decrease) in unearned premiums                                      0.1          (5.4)
    Increase (decrease)  in income taxes payable                                  7.3          (2.4)
    Decrease in other assets and liabilities, net                                (9.3)        (14.1)
                                                                              --------      --------
                                                                              --------      --------

                                                                                (10.5)        (65.4)
                                                                              --------      --------
                                                                              --------      --------
Cash flows from investing activities:
    Sales of fixed maturity investments                                          23.2          42.4
    Maturities and mandatory calls of fixed maturity investments                 10.5          40.9
    Sales of equity securities                                                   45.8           9.1
    Purchases of fixed maturity investments                                      (2.0)         (7.4)
    Purchases of equity securities                                              (16.3)        (10.8)
    Decrease (increase) in short-term investments                                (6.1)         (5.8)
    Other, net                                                                    2.2           1.5
                                                                              --------      --------
                                                                              --------      --------

                                                                                 57.3          69.9
                                                                              --------      --------
                                                                              --------      --------
Cash flows from financing activities:
    Repurchase of common stock                                                  (6.4)         (8.0)
    Payment of cash dividend                                                   (18.3)        (19.7)
    Exercise of stock options                                                      -           0.7
                                                                              --------      --------
                                                                              --------      --------

                                                                               (24.7)        (27.0)
                                                                              --------      --------
                                                                              --------      --------

Decrease in cash and cash equivalents                                          (21.3)         (5.8)
Cash and cash equivalents, beginning of period                                  31.2          24.5
                                                                              --------      --------
                                                                              ========      ========
Cash and cash equivalents, end of period                                         $9.9         $18.7
                                                                              ========      ========

                             See accompanying notes


NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation
The consolidated balance sheet as of June 30, 2000, and the related consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999 and the statements of cash flows for the six month periods ended June 30, 2000 and 1999 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes that are included in the Company's Annual Report to Stockholders on Form 10K for the fiscal year ended December 31, 1999.

Note 2 - Dividends Declared
On August 2, 2000 the Company declared a regular quarterly cash dividend of $0.41 per common share payable to shareholders of record on August 15, 2000. The dividend will be paid on August 29, 2000.

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

Note  4  -  Contingencies:  Litigation
Argonaut Insurance Company is a defendant in a case entitled Diamond Woodworks vs. Argonaut Insurance Company, which is in the Superior Court of Orange County,California. The case arose out of Argonaut's alleged mishandling of a workers compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded compensatory damages of approximately $700,000 and punitive damages of $14 million against the Company. As of the date of this filing the Court has not rendered a judgement on the jury's verdict. The Company has filed and will file other post verdict and post judgment motions to overturn or reduce the verdicts. The Company intends to vigorously pursue an appeal of an adverse final judgement. The Company has recorded the $700,000 verdict for compensatory damages but has not recorded the $14 million verdict for punitive damages. Management is currently unable to estimate the amount (if any) of punitive damages that will be awarded.

Note 5 - Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for direct and assumed losses and loss adjustment expenses for June 30, 2000 and 1999.

                                                       For the Six Months
                                                       Ended June 30,
                                                   -----------------------------

In millions                                            2000             1999

Reserves for losses and loss
Adjustment expenses at
beginning of year
                                                        $897.4           $935.8

Losses and loss adjustment expenses:
Provision for losses and loss
adjustment expenses for claims
occurring in the current year
                                                          71.9             59.0
Increase in estimated
losses and loss adjustment expenses
for claims occurring in prior years
                                                          86.8              5.3
                                                   ------------    -------------

                                                         158.7             64.3
Losses and loss adjustment
expense payments for claims
occurring during:
Current year
                                                          13.6              9.0
Prior years
                                                         108.1             96.3
                                                   ------------    -------------

                                                         121.7            105.3
Reserves for losses and loss
adjustment expenses at end of year
                                                        $934.4           $894.8
                                                   ============    =============

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

The Company reported consolidated net income of $5.6 million ($0.26 per diluted common share) on total revenue of $59.5 million for the second quarter of 2000, compared with $7.2 million ($0.30 per diluted common share) on total revenue of $51.4 million for the same quarter last year. For the six months ended June 30, 2000, the Company recorded a consolidated net loss of $43.4 million ($1.94 per diluted common share) on total revenue of $112.3 million, compared to a net income of $16.7 million ($0.70 per diluted common share) on total revenue of $97.5 million for the same period in 1999.

Consolidated operating loss after tax was $1.7 million for the quarter ended June 30, 2000, compared to a consolidated net income of $6.9 million for the same period last year. For the six months ended June 30, 2000, the consolidated operating loss after tax was $56.5 million, compared to consolidated operating income of $15.8 million for the same six-month period last year. Operating income excludes gains on the sale of investments.

Total revenue includes gains on sales of investments of $11.2 million for the current quarter, compared with $500,000 for the second quarter of 1999. For the six months ended June 30, 2000, gains on sales of investments were $20.1 million, compared with $1.4 million for the same period last year.

Workers compensation, the Company's primary line of business, continues to perform unsatisfactorily as a result of inadequate pricing and escalating loss costs in the industry. During the first quarter of this year, as a result of the adverse loss development in California workers compensation the Company recorded an additional increase to its workers compensation reserves of $85.0 million (before tax). See complete discussion in the March 31, 2000, Form 10-Q. Rates are improving, however, in some areas, and, as prices increase, more insureds and brokers are attracted to the Company's reputation for high quality service. California, where experience for all carriers has been particularly poor, is seeing significant price increases. For the six months ended June 30, 2000, net written premiums have increased 11% over the prior year, despite a planned reduction of workers compensation exposure in California.


During the second quarter of 2000, under its stock repurchase program announced in 1989, the Company purchased an additional 155,900 shares, bringing the total shares repurchased to 7,463,236 out of an aggregate authorization of eight million shares. As of June 30, 2000, 22,002,131 common shares were outstanding, compared with 22,359,816 shares as of December 31, 1999.

Shareholders' equity per common share at June 30, 2000 was $24.14, compared with $24.90 at March 31, 2000, and $28.10 at December 31, 1999.

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

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from premiums and investment income as well as sales and maturities of invested assets. The primary use of funds was to pay claims, policy benefits, operating expenses, and commissions, to purchase new investments, pay dividends to shareholders and repurchase shares of its outstanding common stock.

Management believes that the Company maintains sufficient liquidity to pay claims and expenses. Management also believes that the Company possesses adequate capital resources to cover unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.


Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 1999 and to Footnote 4 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

1.  Exhibit 27, Financial Data Schedule for June 30, 2000, Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

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



August 7, 2000