Form 10-Q
period 2000-09-30
ARGONAUT GROUP INC
filed 2000-11-02
CIK 800082

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 2000.

Title                                                        Outstanding

Common Stock, par value $.10 per share                        22,001,118

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999....................3

                  Consolidated Statements of Operations and Comprehensive Income
                  Three and nine months ended September 30, 2000 and 1999.....4

                  Consolidated Statements of Cash Flows
                   Nine months ended September 30, 2000 and 1999..............5

                  Notes to Condensed Consolidated Financial  Statements.......6

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........8


Part II. OTHER INFORMATION:
            Item 1. Legal Proceedings.........................................9
         Item 6. Exhibits and Reports on Form 8-K.............................9



        Signatures...........................................................10


Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                             ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                             (In millions except per share amounts)

                                                              Sep 30, 2000          Dec 31, 1999
                                                               (unaudited)

ASSETS
Investments:
     Fixed maturities, available for sale, at fair value            $709.1                $745.4
         (cost: 2000 - $725.4; 1999 - $775.8)
     Equity securities, available for sale, at fair value            363.7                 427.1
         (cost: 2000 - $179.4; 1999 - $202.2)
     Short-term investments, available for sale, at fair              14.9                   0.8
     value
     Securities in transit                                             1.9                   2.6
                                                             --------------       ---------------
                                                             --------------       ---------------
                                                                   1,089.6               1,175.9
Cash and cash equivalents                                             13.5                  31.2
Accrued investment income                                             11.4                  16.2
Receivables:
     Due from insureds                                               100.0                  92.8
     Due from reinsurance                                            220.9                 218.3
     Accrued retrospective premiums                                   17.5                  31.0
Cost in excess of net assets purchased                                30.6                  32.7
Unearned premiums on ceded reinsurance                                 2.8                   1.2
Accrued policyholder dividends recaptured                                                    3.0
                                                                         -
Deferred Federal income tax asset, net                                45.1                  10.3
Other assets                                                           9.5                  12.5
                                                             --------------       ---------------
                                                             --------------       ---------------
                                                                  $1,540.9              $1,625.1
                                                             ==============       ===============
                                                             ==============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss adjustment expenses                    $908.3                $897.4
Unearned premiums                                                     42.6                  43.9
Accrued policyholder dividends                                         1.8
                                                                                               -
Other liabilities                                                     54.9                  55.4
                                                             --------------       ---------------
                                                             --------------       ---------------
                                                                   1,007.6                 996.7
                                                             --------------       ---------------
                                                             --------------       ---------------
Shareholders' equity:
     Common stock - $.10  par,  35,000,000
       shares  authorized,  22,002,131  and
       22,359,816 shares issued and outstanding
       at June 30, 2000 and December 31, 1999,
       respectively                                                    2.2                   2.2
     Additional paid-in capital                                       95.4                  96.8
     Retained earnings                                               326.4                 403.0
     Net unrealized appreciation on securities                       109.3                 126.4
                                                             --------------       ---------------
                                                             --------------       ---------------
                                                                     533.3                 628.4
                                                             --------------       ---------------
                                                             --------------       ---------------
                                                                  $1,540.9              $1,625.1
                                                             ==============       ===============
                                                             ==============       ===============


                        See accompanying notes


                                      Argonaut Group Inc. and Subsidiaries
                                      Consolidated Statements of Operations

(In millions except amounts per share)                        For the Quarter              For the Nine Months
(unaudited)                                                Ended September 30,            Ended September 30,
                                                        ---------------------------    ---------------------------
                                                        ---------------------------    ---------------------------
                                                               2000           1999            2000          1999
Premiums and other revenue:
    Premiums, net                                             $32.8          $27.2           $93.0          $88.4
    Net investment income                                      15.3           17.2            47.3           52.1
    Gains on sales of investments                               2.4            0.9            22.5            2.3
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Total revenue                                                  50.5           45.3           162.8          142.8
Expenses:
    Losses and loss adjustment expenses                        28.8           23.2           169.2           62.1
    Underwriting, acquisition, and
        insurance expenses                                     20.7           14.3            55.0           46.2
    Amortization of cost in excess of
        net assets purchased                                    0.7            0.7             2.1            2.1
    Policyholder dividends                                      2.1            0.2             5.6            0.7
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Total expenses                                                 52.3           38.4           231.9          111.1
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Income (loss) before tax                                      (1.8)            6.9          (69.1)           31.7
Provision (benefit) for taxes                                 (0.9)            1.9          (24.8)           10.0
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Net income (loss)                                            ($0.9)           $5.0         ($44.3)          $21.7
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============

Income (loss) per common share:
        Basic                                               ($0.04)          $0.21         ($2.00)          $0.91
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============
        Diluted                                             ($0.04)          $0.21         ($2.00)          $0.91
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============

Dividends declared per common share:                          $0.41          $0.41           $0.41          $0.41
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============

Weighted average common shares:
        Basic                                           22,001,185     23,688,252      22,136,779     23,891,340
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============
        Diluted                                         22,001,185     23,693,321      22,136,779     23,897,177
                                                        ============   ============    ============  =============
                                                        ============   ============    ============  =============


                                      Argonaut Group Inc. and Subsidiaries
                                 Consolidated Statements of Comprehensive Income

(In millions except amounts per share)                        For the Quarter              For the Nine Months
(unaudited)                                                Ended September 30,            Ended September 30,
                                                        ---------------------------    ---------------------------
                                                        ---------------------------    ---------------------------
                                                           2000           1999                2000           1999
Net income (loss)                                            ($0.9)           $5.0         ($44.3)          $21.7
Other comprehensive income (loss):
    Unrealized gain (loss) on securities:
        Gains (losses) arising during the period               21.0         (33.8)           (3.8)         (52.5)
        Reclassification adjustment for gains included
        in net income or net                                  (2.4)          (0.9)          (22.5)          (2.3)
        loss
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Other comprehensive income (loss) before tax                   18.6         (34.7)          (26.3)         (54.8)
Income tax expense related to other
        Comprehensive income (loss)                             6.5         (12.1)           (9.2)         (19.2)
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Other comprehensive income (loss), net of tax                  12.1         (22.6)          (17.1)         (35.6)
                                                        ------------   ------------    ------------  -------------
                                                        ------------   ------------    ------------  -------------
Comprehensive income (loss)                                   $11.2        ($17.6)         ($61.4)        ($13.9)
                                                        ============   ============    ============  =============
                                    See accompanying notes

                               ARGONAUT GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (In millions)
                                            (unaudited)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                          --------------------------
                                                                          --------------------------
                                                                                 2000          1999
Cash flows from operating activities:
    Net income (loss)                                                         ($44.3)        $21.7

    Adjustments  to reconcile net income  (loss) to net cash provided  (used) by operations:
      Amortization and depreciation                                              3.9           5.2
      Deferred federal income tax provision (benefit)                          (25.5)          6.2
      Gains on sales of investments                                            (22.5)         (2.3)
    Decrease in accrued investment income                                        4.8           5.1
    Increase in receivables from insureds                                       (7.2)        (37.0)
    Increase in reinsurance receivables                                         (2.6)        (19.7)

    Decrease  in accrued retrospective premiums                                 13.5           4.4
    Increase in unearned premiums on ceded reinsurance                          (1.6)         (0.2)
    Decrease (increase)  in accrued policyholder dividends recaptured            4.8          (0.4)
    Increase (decrease) in reserves for losses and
      loss adjustment expenses                                                  10.9         (18.5)
    Increase (decrease) in unearned premiums                                    (1.3)         (3.2)
    Increase (decrease)  in income taxes payable                                 7.1          (2.9)
    Decrease in other assets and liabilities, net                               (5.7)        (19.7)
                                                                          ------------  ------------
                                                                          ------------  ------------

                                                                               (21.4)        (83.0)
                                                                          ------------  ------------
                                                                          ------------  ------------
Cash flows from investing activities:
    Sales of fixed maturity investments                                         35.0          61.0
    Maturities and mandatory calls of fixed maturity investments                16.8          56.8
    Sales of equity securities                                                  72.1          11.6
    Purchases of fixed maturity investments                                     (2.0)        (13.9)
    Purchases of equity securities                                             (26.8)        (14.2)
    Decrease (increase) in short-term investments                              (14.1)          7.0
    Other, net                                                                   0.7           1.2
                                                                          ------------  ------------
                                                                          ------------  ------------

                                                                                81.7         109.5
                                                                          ------------  ------------
                                                                          ------------  ------------
Cash flows from financing activities:
    Repurchase of common stock                                                  (6.4)        (31.3)
    Payment of cash dividend                                                   (27.3)        (29.5)
    Exercise of stock options                                                     -            0.7
                                                                          ------------  ------------
                                                                          ------------  ------------

                                                                               (33.7)        (60.1)
                                                                          ------------  ------------
                                                                          ------------  ------------

Decrease in cash and cash equivalents                                          (17.7)        (11.9)
Cash and cash equivalents, beginning of period                                  31.2          24.5
                                                                          ------------  ------------
                                                                          ------------  ------------
Cash and cash equivalents, end of period                                       $13.5         $12.6
                                                                          ============  ============
                                                                          ============  ============


                             See accompanying notes


NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation
The consolidated balance sheet as of September 30, 2000, and the related consolidated statements of income for the three and nine month periods ended September 30, 2000 and 1999 and the statements of cash flows for the nine month periods ended September 30, 2000 and 1999 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes that are included in the Company's Annual Report to Stockholders on Form 10K for the fiscal year ended December 31, 1999.

Note 2 - Dividends Declared
On October 24, 2000 the Company declared a regular quarterly cash dividend of $0.41 per common share payable to shareholders of record on November 14, 2000. The dividend will be paid on November 28, 2000.

Note 3 - Recently Issued Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.

Note 4 - Contingencies: Litigation
Argonaut Insurance Company is a defendant in a case entitled Diamond Woodworks vs. Argonaut Insurance Company, in the Superior Court of Orange County, California. The case arose out of Argonaut's alleged mishandling of a workers compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14 million in punitive damages against the Company, which verdict was subsequently confirmed by the Court. The Company has filed post judgment motions to overturn or reduce the judgments. The Company intends to vigorously pursue an appeal of an adverse final judgment, and has posted a surety bond for the judgement pending appeal. The Company has recorded the $700,000 judgment for compensatory damages but has not recorded the $14 million judgment for punitive damages. Management is currently unable to estimate the amount (if any) of punitive damages that will be awarded.


Note 5 - Reserves for Losses and Loss Adjustment Expenses
The following table provides a reconciliation of reserves for direct and assumed losses and loss adjustment expenses for September 30, 2000 and 1999. Ceded incurred losses and loss adjustment expenses were 21.1 million and 30.6 million for the periods ended September 30, 2000 and 1999 respectively.

                                                       For the Nine Months
                                                       Ended September 30,
                                                   -----------------------------
In millions                                               2000             1999

Reserves for losses and loss
adjustment expenses at
beginning of period                                     $897.4           $935.8

Losses and loss adjustment expenses:
Provision for losses and loss
Adjustment expenses for claims
Occurring in the current period                          102.2            104.3
Increase in estimated
losses and loss adjustment expenses
for claims occurring in prior periods                     88.1            (11.6)
                                                   ------------    -------------

                                                         190.3             92.7
Losses and loss adjustment expense payments
for claims occurring during:
Current period                                            25.7             17.8
Prior periods                                            153.7            133.3
                                                   ------------    -------------
                                                         179.4            151.1
Reserves for losses and loss
adjustment expenses at end of period                    $908.3           $877.4
                                                   ============    =============



Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

The Company reported a consolidated net loss of $900,000 ($0.04 per diluted common share) on total revenue of $50.5 million for the third quarter of 2000, compared to consolidated income of $5.0 million ($0.21 per diluted common share) on total revenue of $45.3 million for the same quarter last year. For the nine months ended September 30, 2000, the Company recorded a consolidated net loss of $44.3 million ($2.00 per diluted common share) on total revenue of $162.8 million, compared to a net income of $21.7 million ($0.91 per diluted common share) on total revenue of $142.8 million for the same period in 1999.

Consolidated operating loss after tax was $2.5 million for the quarter ended September 30, 2000, compared to a consolidated operating income of $4.4 million for the same period last year. For the nine months ended September 30, 2000, the consolidated operating loss after tax was $58.9 million, compared to consolidated operating income of $20.2 million for the same nine-month period last year. Operating income excludes gains on the sale of investments.

Total revenue includes gains on sales of investments of $2.4 million for the current quarter, compared with $900,000 for the third quarter of 1999. For the nine months ended September 30, 2000, gains on sales of investments were $22.5 million, compared with $2.3 million for the same period last year.

Although net written premiums are up 26% over the third quarter of 1999, and up 16% year to date, inadequate pricing of the inforce business continues to produce high loss ratios. Expenses also increased in the quarter by $3 million from the reduction of the asset carried for deferred policy acquisition costs.

Under its stock repurchase program announced in 1989, the Company has acquired 7,463,236 out of an aggregate authorization of eight million shares. As of September 30, 2000, 22,001,118 common shares were outstanding, compared with 22,359,816 shares as of December 31, 1999.

Shareholders' equity per common share at September 30, 2000 was $24.24, compared with $24.14 at June 30, and $28.10 at December 31, 1999.

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

Argonaut adheres to certain specific guidelines to manage its investment portfolio. The Company invests only in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds, and preferred stocks) with a short horizon (10 year maximum). The Company also purchases common stocks through an Investment Manager.

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

Item 6.  Exhibits and Reports on Form 8-K.

1.  Exhibit 27, Financial Data Schedule for September 30, 2000, Form 10-Q.
2. During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson, III
---------------------------------------
Mark E. Watson, III
President (principal executive
  officer)





/s/ James B Halliday
James B Halliday
Vice President and Treasurer
(principal financial and
  accounting officer)



November 1, 2000