Form 10-K405/A
period 2000-12-31
ARGONAUT GROUP INC
filed 2001-04-02
CIK 800082

                                  FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

                         Commission file number: 0-14950
                              Argonaut Group, Inc.
             (Exact name of Registrant as specified in its charter)

                               Delaware 95-4057601
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

        10101 Reunion Place, Suite 800
        San Antonio, Texas                              78216
   (Address of principal executive offices)           (Zip code)

                                 (210) 321.8400
               (Registrant's telephone number including area code)

       Securities  registered pursuant to section 12(g) of the Act:

                      Common Stock, par value of $.10 per share
                                Title of Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


As of March 30, 2000, registrant had 21,611,585 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $443.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II: Excerpts from Argonaut Group, Inc.'s Annual Report to Shareholders for the Year Ended December 31, 2000. Part III: Excerpts from Argonaut Group, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

                              Argonaut Group, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2000


                                TABLE OF CONTENTS



                                                   PART I

Item  1.      Business                                                         3
Item  2.      Properties                                                      11
Item  3.      Legal Proceedings                                               11
Item  4.      Submission of Matters to a Vote of Security Holders             13

                                                   PART II

Item  5.      Market for Registrant's Common Equity and Related               13
                   Stockholder Matters
Item  6.      Selected Financial Data                                         13
Item  7.      Management's Discussion and Analysis of                         13
                   Financial Condition and Results of Operations
Item  7A.     Quantitative and Qualitative Disclosures about Market Risk      14
Item  8.      Financial Statements and Supplementary Data                     14
Item  9.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        14

                                                  PART III

Item 10.      Directors and Executive Officers of the Registrant              14
Item 11.      Executive Compensation                                          14
Item 12.      Security Ownership of Certain Beneficial Owners
                   and Management                                             14
Item 13.      Certain Relationships and Related Transactions                  15

                                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K 15

                                     PART I
Item 1. Business

Introduction

Argonaut Group, Inc. ("Argonaut Group") is a national provider of specialty insurance products focused on high quality customer service for specific niches of property-casualty insurance. Workers compensation accounted for 80% of premiums in 2000. See "Item 6. Selected Financial Data" for certain financial information regarding industry segments in which the Company operates. Argonaut Group is incorporated in Delaware. Argonaut Group's executive offices are located at 10101 Reunion Place, Suite 800, San Antonio, Texas 78216, telephone
210.321.8400. The term "the Company" refers to Argonaut Group and all its subsidiaries.

Argonaut Insurance Company ("Argonaut Insurance"), Argonaut Group's principal insurance subsidiary, was established in California in 1948. Workers compensation is the primary line of insurance written by Argonaut Insurance and its subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance and these subsidiaries also write complementary lines of commercial insurance for a small number of their clients, primarily consisting of general and automobile liability, but generally target companies whose workers compensation needs will result in significant annual premiums (generally between $250,000 and $5 million) in classes of insurance which require specific expertise to underwrite prudently, enhance the safety of the workplace, and effectively manage losses through partnership with the insured.

Argonaut Great Central Insurance Company ("Argonaut Great Central") is Argonaut Group's other insurance subsidiary. Established in Illinois in 1948 and purchased by Argonaut Insurance in 1971, Argonaut Great Central specializes in providing package insurance policies including property, general liability, workers compensation, and umbrella coverage for certain classes of insureds. Argonaut Insurance is Argonaut Great Central's immediate parent.

AGI Properties, Inc. ("AGI Properties"), a non-insurance company, owns and leases certain real properties. AGI Properties was incorporated in California in 1970. Argonaut Insurance is AGI Properties' immediate parent.

Products

The Company has two primary product lines: workers compensation insurance and other property-casualty insurance. Incorporated herein by reference is the information appearing as "Note 11 - Business Segments" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Workers Compensation

Workers compensation insurance is a statutory system which provides for compensation of a policyholder's employees and their dependents for injuries (other than self-inflicted wounds) arising out of or suffered in the course of the employee's employment, even though the injuries may have resulted from the negligence or wrongful conduct of the employee himself or any other person. Workers compensation insurance is sold primarily by Argonaut Insurance and its subsidiaries. Net earned premiums for this line of business were $100.3 million in 2000, $85.7 million in 1999 (before adjustment to the retro premium accrual), and $115.6 million, in 1998.

Other Property-Casualty Insurance

This   product   includes   general   and   automobile   liability,   commercial
multiple-peril, and various other insurance coverages. Premiums for these product lines were $24.3 million, $27.3 million, and $22.9 million, in 2000, 1999, and 1998, respectively.

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

Argonaut Insurance limits of retention on its primary excess of loss reinsurance treaty remains the same as the prior year at $1,000,000. Its limit of retention is $250,000 on its wrap up treaty. Argonaut Great Central's limit of retention remains the same as the prior year at $500,000 on the property and liability treaty, $300,000 on the First Workers' Compensation Excess of Loss Reinsurance Treaty and $250,000 on the First Underlying Excess of Loss Reinsurance Treaty.

Incorporated herein by reference is the information appearing as "Note 3 - Reinsurance" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Competition

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best Company ("A.M.Best"), a leading insurance industry rating and analysis firm, as of December 31, 1999, there were approximately 1,000 property and casualty insurance organizations operating in the United States, made up of nearly 2,500 property-casualty insurance companies.
Industry wide, net premiums earned totaled approximately 283 billion for 1999 with the 100 largest companies (groups and unaffiliated) writing about 89% of the industry's premiums. Workers' Compensation earned was $22.0 billion or about 8.0% of all premiums earned. The Argonaut Insurance Group is ranked among the 250 largest property and casualty insurance company organizations in the United States, measured by net premiums written (200th), and policyholder' surplus
(77th). With respect to admitted assets, Argonaut Insurance Group ranks 95th relative to its industry peers.

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

As of December 31, 2000, the Company's insurance subsidiaries' RBC coverage far exceeds the minimum required.

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

Under the provisions of the California Insurance Code, there is a maximum amount of dividends which can be paid without prior approval of the Insurance Commissioner, reduced by dividends declared during the prior twelve months. Argonaut Insurance did not declare a dividend to Argonaut Group, Inc. in the first quarter of 2001.

Marketing

Argonaut Insurance and Argonaut Great Central operate in substantially different markets.

Incorporated herein by reference is the information appearing as "Note 1 - Business and Significant Accounting Policies" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Argonaut Insurance is authorized to operate in all 50 states. Its primary line of business, workers compensation insurance, accounts for 99% of its total premiums. These policies are written on a retrospective rating basis, with large deductible provisions, or on a guaranteed cost basis. For retrospectively rated policies, Argonaut Insurance's risk regarding inadequate price levels is mitigated to a certain extent as the insured will have to pay additional premiums (or will be refunded premiums) based upon their actual loss experience.

Argonaut Great Central is authorized to operate in 33 states and considers itself to be a specialty company with a defined target market. Argonaut Great Central's dominant products are commercial multiple-peril and workers compensation insurance. Argonaut Great Central's policies are marketed through agents.

 Argonaut Insurance does not market any of their policies through managing general agents. Argonaut Great Central markets some of their policies through one managing general agent on a very limited basis.

Run Off Lines

Incorporated herein by reference is the information appearing as "Note 12 - Run Off Lines" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Investments

The Company's investment portfolio continues to emphasize high quality fixed income and equity investments. As a percentage of the total investment portfolio, U.S. Treasury securities comprise the largest portion of the Company's holdings. Obligations of states and political subdivisions have dramatically decreased from 1999 as a result of maturities and sales. The proceeds from these maturities and sales were reinvested in high quality preferred and common stocks and Other U.S. Agencies (FNMA and FHLM).

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

Reserves for Losses and Loss Adjustment Expenses

Incorporated herein by reference is the information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Results of Operations" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 2000 and in "Note 4 - Reserves for Losses and Loss Adjustment Expenses" in the Notes to the Consolidated Financial Statements of the Annual Report. See Exhibit Index.

Loss deterioration recognized in 2000 increased due to poor experience in the workers compensation line of business. In particular, loss experience in the State of California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999, and continuing through 2000 the workers compensation industry in California has reported results which have worsened with each quarter. The impact of the legal ruling can be seen through increased claim costs for California workers compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker's physician complete control in determining all aspects of a worker's compensation leave and return, eliminating any input from insurers. The full effect of the legal changes was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers' claims. It can take many months before the first injured worker has gone through the system with a claim coming under new law and subsequent claims are administered according to the new standard in a trickle down manner. As a result, loss estimates established by the Company, and the industry, in prior years proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased workers compensation loss and loss adjustment expense reserves by $124 million during 2000.

The Company faces continued uncertainty due to its exposure to asbestos liability insurance. The Company wrote insurance in the 1970's for a small number of asbestos manufacturers and contractors. Due to the long latency period of asbestos related diseases, these types of claims continue to be administered by the Company. During 2000 the Company recorded a $10 million increase in reserves for loss adjustment expense to reflect the ongoing costs of handling these types of claims. Reserves, net of reinsurance, for environmental claims were $74.9 million and $91.3 million at December 31, 2000 and 1999, respectively. Reserves, net of reinsurance, for asbestos claims were $79.8 and $75.3 million at December 31, 2000 and 1999.

In the opinion of management, the Company's reserves represent the Company's best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties mentioned above and related management judgments, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur.

The following tables on page 8 and 9 indicate the manner in which reserves for losses and loss adjustment expenses at the end of a particular year change as time passes. Table I presented is net of the effects of reinsurance. Table II presented includes only amounts related to direct insurance.

In the following tables, the first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 2000.


Table I


              Analysis of Losses and Loss Adjustment Expenses (LAE) Development
                                          (in millions)
                                      (Net of Reinsurance)

                          1991       1992      1993        1994      1995       1996      1997       1998      1999       2000
                          ----       ----      ----        ----      ----       ----      ----       ----      ----       ----
Reserves for Losses
and LAE (a)              $1,287.8   $1,201.9  $1,107.6     $976.6    $858.1     $951.0    $884.0     $763.2    $706.5     $757.6
Cumulative Amount
Paid as of: (b)
One year later              307.3      276.9     259.9      239.7     214.2      179.0     172.7      149.8     160.9
Two years later             525.8      489.2     444.7      417.9     356.2      309.7     278.7      274.0
Three years later           697.6      638.9     588.8      531.5     468.6      392.7     374.1
Four years later            821.4      759.5     684.1      623.9     537.9      469.5
Five years later            919.5      839.9     758.5      682.9     606.2
Six years later             991.0      906.8     814.8      742.4
Seven years later         1,051.3      962.7     864.8
Eight years later         1,106.0    1,010.3
Nine years later          1,151.4
Reserves Re-estimated
as of:
One year later            1,285.2    1,197.1   1,086.8      996.5   1,073.6      934.0     819.2      785.4     833.9
Two years later           1,311.9    1,202.0   1,083.0    1,180.8   1,038.9      895.5     851.1      884.3
Three years later         1,203.0    1,283.4   1,159.2    1,014.1     916.0      922.8   1,315.9
Four years later          1,403.1    1,277.3   1,152.5    1,033.8     979.4    1,325.9
Five years later          1,400.6    1,268.2   1,154.6    1,092.6   1,514.9
Six years later           1,524.3    1,396.2   1,262.2    1,202.0
Seven years later         1,518.8    1,391.3   1,299.8
Eight years later         1,516.7    1,428.9
Nine years later          1,550.2
Cumulative (Deficiency)
Redundancy: (c)          ($262.4)   ($227.0)  ($192.2)   ($225.4)  ($234.5)    ($28.4)   ($38.8)   ($121.1)  ($127.4)

(a)    Reserves for losses and LAE, net of reserves for reinsurance.
(b)    Cumulative amount paid, net of reinsurance payments.
(c) Represents changes of net reserves between the original estimate (for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Re-estimated reserves are calculated by adding cumula- tive amount paid to unpaid loss and LAE and incurred but not reported (IBNR) at year end for each accident year.


                                    Page 8

Table II


              Analysis of Losses and Loss Adjustment Expenses (LAE) Development
                                          (in millions)
                                       (Direct Insurance Only)


                        1991      1992       1993      1994      1995       1996      1997      1998      1999      2000
                        ----      ----       ----      ----      ----       ----      ----      ----      ----      ----
Reserves for Losses
and LAE (a)            $1,494.4  $1,390.9   $1,284.1  $1,161.5  $1,026.1   $1,158.8 $1,063.2    $935.8    $897.4   $930.7
Cumulative Amount
Paid as of: (b)
One year later            355.7     325.6      288.3     267.5     245.2      234.7    197.0     177.8     218.9
Two years later           621.6     564.4      499.3     474.8     437.8      389.3    329.6     358.2
Three years later         818.2     739.3      668.9     625.4     572.1      498.5    479.0
Four years later          965.1     884.2      787.9     737.5     665.5      617.0
Five years later        1,086.1     983.5      881.4     817.9     774.0
Six years later         1,174.5   1,069.3      951.1     916.0
Seven years later       1,253.6   1,134.2    1,039.2
Eight years later       1,314.3   1,219.5
Nine years later        1,396.6
Reserves Re-estimated
as of:
One year later          1,512.6   1,414.2    1,291.7   1,179.7   1,300.3   1,159.7   1,006.2     990.1   1,048.3
Two years later         1,570.2   1,448.8    1,278.8   1,423.1   1,282.8   1,134.3   1,069.7   1,108.6
Three years later       1,603.7   1,440.6    1,533.8   1,404.1   1,267.2   1,182.5   1,156.5
Four years later        1,604.2   1,694.5    1,526.6   1,412.1   1,317.3   1,248.4
Five years later        1,841.5   1,687.5    1,532.5   1,440.9   1,379.7
Six years later         1,850.4   1,698.0    1,546.4   1,489.9
Seven years later       1,859.5   1,708.6    1,585.5
Eight years later       1,869.4   1,746.2
Nine years later        1,900.8
Cumulative (Deficiency)
Redundancy: (c)         ($406.4)  ($355.3)   ($301.4)  ($328.4) ($353.6)    ($89.6)   ($93.3)  ($172.8)  ($150.9)


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


                                     Year Ended December 31,
                                    ------------------------
                                      2000       1999        1998
                                    ------      -----       -----
Ratio of:
Premium-to-surplus              0.3          0.2       0.2
                                ===          ===       ===

Reserves-to-surplus             2.1           1.2          1.1
                                ===           ===          ===

The Company believes that its 2000 capital ratios are satisfactory.

Ratings

The Company's insurance subsidiaries are rated by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. Argonaut Insurance and its pooled subsidiaries currently carries an "A" (Excellent) rating. Argonaut Great Central is rated separately and carries an "A-" (Excellent) rating.

Standard & Poor's currently rates the claims-paying ability of Argonaut Insurance and its pooled subsidiaries as "A" and Argonaut Great Central as "Api".

Employees

At December 31, 2000, the Company employed 435 full-time employees. Of this total, Argonaut Insurance employed 354 people (300 professional/managerial and 54 clerical/operational). Argonaut Great Central employed 70 people (43 professional/managerial and 27 clerical/operational). Argonaut Group employed 11 people (10 professional/managerial and 1 clerical/operational). The Company is not a party to any collective bargaining agreements.

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

Item 3. Legal Proceedings

On August 30, 1996, following a dispute over reimbursement of amounts owed to Argonaut Insurance and cancellation of certain insurance programs by Argonaut Insurance, the Los Angeles County Metropolitan Transportation Authority (MTA) filed a civil action against Argonaut Insurance alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance. The MTA contended that it has been damaged by an unspecified amount. The Company believes it has meritorious defenses, and intends to vigorously contest MTA's claims.

Argonaut Insurance responded to the Complaint and brought certain counterclaims against the MTA, and possibly others, in connection with the facts underlying the lawsuit. These counterclaims include counts for unpaid insurance deductibles. The trial judge for the MTA litigation has ordered that the first stage of this case commence in October 2001. That trial will primarily consider a portion of Argonaut Insurance's counterclaim for sums it contends are due to it from the MTA. The Company is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of the limited discovery conducted in the case, and the preliminary investigation conducted thus far.

Argonaut Insurance and certain of its insurance subsidiaries have been sued in the following referenced lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated worker's compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. The lawsuits are Bristol Hotel Asset Company, et al.; v. The Aetna Casualty and Surety Company, et al.; Civil Action No. 97-92-I, pending in the Chancery Court for Davidson County, Tennessee, filed on January 8, 1997; Bristol Hotel Management Corp., et al. v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil Action No. CL 9700727A, pending in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, filed on March 18, 1997; Bristol Hotel Management Corp., et al.
v. Aetna Casualty & Surety Co. A/K/A Aetna Group, et al.; Civil Action No.97-2240, pending in the United States District Court for the Southern District of Florida, Miami Division, filed on July 17, 1997; Foodarama Supermarkets, Inc. et al.;

     v. Aetna Casualty & Surety Co., et al.; Docket No. L-3556-97, pending in the Superior Court of New Jersey Law Division, Morris County, filed on November 17, 1997; CR/PL Management Co., et al. v. Allianz Insurance Company, et al.; Civil Action No. 98-01635; pending in the Circuit Court of Cook County, Illinois County Department, Chancery Division, filed February 6, 1998; American Freightways, Inc. et al.; v. The American Insurance Company, et al.; Case No. 982-00338; pending in the Circuit Court of the City of St. Louis, State of Missouri, filed on February 17, 1998; Foodrama Supermarkets, Inc., et al. v. The American Insurance Company, et al.; Civil Action No. 001138; pending in the Court of Common Pleas, Philadelphia County, Civil Division, filed on April 8, 1998; Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al., Case No. 98-01631; In the District Court of Harris County, Texas, 295th Judicial District, was filed on May 6, 1998; AARP, et al.v. National Surety Corp., et al., No. 98-820589-CZ; pending in the Wayne County Circuit Court, State of Michigan, was filed on June 30, 1998; Alumax, Inc., et al. v. Allianz Insurance Company, et al., Case No. CV98032222; In the Circuit Court of Jefferson County, Alabama, was filed on May 21, 1998; Burnham Service Corp., et al. v. NCCI, Inc., et al., Case No. 9800321; Supreme Court of the State of New York, County of New York, was filed on June 30, 1998; Payless Cashways, Inc., et al. v. National Surety Corp., et al., Case No. 9812388; pending in the Fayette Circuit Court, Division 1, Commonwealth of Kentucky, was filed on June 30, 1998; and Albany International Corp., et al. v. American National Fire Insurance Co., et al., Case No. CV98-11695; Superior Court of the State of Arizona, County of Maricopa, was filed on June 26, 1998. The Company intends to vigorously defend these lawsuits. Plaintiffs have threatened to bring similar claims against Argonaut Insurance in several other states. Management is unable to determine the potential financial impact of these lawsuits at this time.

Argonaut Insurance is a defendant in a case entitled Diamond Woodworks vs. Argonaut Insurance Company, in the Superior Court of Orange County, California. The case arose out of Argonaut Insurance Company's alleged mishandling of a workers compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14 million in punitive damages against the Company, which verdict was subsequently confirmed by the Court. Argonaut Insurance filed post judgment motions and the judgment for punitive damages was reduced to $5.5 million.

Argonaut Insurance is pursuing an appeal of the adverse final judgment, and has posted a surety bond for the judgement pending appeal. The Company has recorded the $700,000 judgment for compensatory damages but has not recorded the $5.5 million judgment for punitive damages. Management is currently unable to estimate the amount (if any) of punitive damages that will be paid.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 2000.




                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on the NASDAQ Stock Market under the symbol AGII. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 2000, is incorporated herein by reference. See Exhibit Index.

Holders of Common Stock

The number of holders of record of the Company's Common Stock as of February 23, 2001 was 6,501.

Dividends

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 2000 and in "Note 6 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements of the Annual Report, is incorporated herein by reference. See Exhibit Index.

Item 6. Selected Financial Data

The information set forth under the caption "Selected Financial Data" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 2000, is incorporated herein by reference. See Exhibit Index.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 2000, is incorporated herein by reference. See Exhibit Index.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

These disclosures are contained in the section of the MD&A entitled "Market Risk" which is incorporated herein by reference. See Exhibit Index.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants and consolidated financial statements and related notes of Argonaut Group, Inc. and subsidiaries listed on the index to financial statements set forth in Item 14(a)1 of this Form 10-K Report are incorporated herein by reference to the Annual Report to Shareholders of Argonaut Group for the fiscal year ended December 31, 2000.

The Company does not identify each asset with any one line of business and any such allocation would be arbitrary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions "Election of Directors", "Executive Officers," "Security Ownership of Principal Shareholders and Management" , and Section 16(a) Beneficial Ownership Reporting Compliance in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 24, 2001.


Item 11.       Executive Compensation

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers", "Indemnity Agreements", "Pension Plan", and "Compensation of Directors" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 24, 2001.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 24, 2001.

Item 13.       Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption "Compensation and Stock Option Committee Interlocks and Insider Participation" in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission relating to the registrant's Annual Meeting of Shareholders to be held on April 24, 2001.





                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.          Financial Statements

               Selected Financial Data

               Report of Independent Public Accountants

               Consolidated Balance Sheets  -  December 31, 2000 and 1999

               Consolidated Statements of Operations
               For the Years Ended December 31, 2000, 1999, and 1998

               Consolidated Statements of  Comprehensive Income
               For the Years Ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Shareholders' Equity
               For the Years Ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Cash Flow
               For the Years Ended December 31, 2000, 1999, and 1998

               Notes to Consolidated Financial Statements

               Quarterly Financial Data (Unaudited)

               Common Stock Market Prices (Unaudited)

               Management's Discussion and Analysis of Results of Operations and Financial Condition

(a)2.          Financial Statement Schedules
               Report of Independent Public Accountants on Schedules

               Schedule I - Condensed Financial Information of Registrant December 31, 2000 and 1999

               Schedule V - Supplementary Insurance Information December 31,
                2000, 1999, and 1998

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

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 2000:
         a)       Selected Financial Data
         b)       Financial Statements
         c)       Common Stock Market Prices
         d) Management's Discussion and Analysis of Results of Operations and Financial Condition

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

                                                         ARGONAUT GROUP, INC.

                                                   By  /s/ Mark E. Watson, III
                                            ----------------------------------
                                                           Mark E. Watson, III
                                                           President
 Date:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date

/s/ Mark E. Watson, III         President, Chief Executive       March 30, 2001
---------------------------     Officer, and Director
Mark E.Watson, III

/s/ Mark W. Haushill            Vice President, Secretary,       March 30, 2001
---------------------------     and Treasurer (principal
Mark W. Haushill                financial and accounting officer)


/s/ Jerrold V. Jerome            Director                        March 30, 2001
----------------------------
Jerrold V. Jerome

/s/ Michael T. Gray              Director                        March 30, 2001
----------------------------
Michael T. Gray

                                 Director                        March 30, 2001
------------------------
Judith R. Nelson

/s/ George A. Roberts            Director                        March 30, 2001
---------------------------
George A. Roberts

/s/ Fayez S. Sarofim             Director                        March 30, 2001
----------------------------
Fayez S. Sarofim

/s/ John R. Power, Jr.           Director                        March 30, 2001
--------------------------
John R. Power, Jr.

/s/ Gary V. Woods                Director                        March 30, 2001
-------------------------
Gary V. Woods

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





ARTHUR ANDERSEN LLP


San Francisco, California
January 29, 2001

                                             ARGONAUT GROUP, INC.
                                                     SCHEDULE I
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                ($ in millions)


BALANCE SHEET
                                                                        December 31,
                                                               -------------------------------
                                                                        2000            1999
                                                                ---------------  --------------
Assets

      Short-term investments                                          $   0.1         $   1.0
      Cash & cash equivalents
                                                                          0.1             0.2
      Investment in subsidiary
                                                                        493.6           620.7
      Cost in excess of net assets purchased
                                                                         30.0            32.7
      Deferred Federal income taxes
                                                                          5.8             3.3
      Other assets
                                                                         10.3             9.8
                                                               ---------------  --------------

      Total Assets                                                  $   540.8        $  666.8
                                                               ===============  ==============

Liabilities & Shareholders' Equity
      Income taxes payable                                            $   3.6         $   0.8
      Other liabilities
                                                                          3.3             1.6
      Due from/(to) subsidiaries
                                                                         32.8            36.0
      Shareholders' equity
                                                                        501.1           628.4
                                                               ---------------  --------------
      Total Liabilities and Shareholder Equity                       $  540.8        $  666.8
                                                               ===============  ==============






STATEMENT OF OPERATIONS                                                For The Year Ended December 31,
                                                               -------------------------------------------------
                                                                    2000            1999             1998
                                                               ---------------  --------------  ---------------
Revenues                                                              $   3.8         $   3.7          $   4.1

Expenses:
      Amortization of cost in excess of net assets
                                                                          2.8             2.8              2.8
      Other expenses
                                                                          9.5             5.0              5.2
                                                               ---------------  --------------  ---------------
      Total Operating Expenses

Loss Before Tax and Undistributed Earnings
                                                                        (8.5)           (4.1)            (3.9)
Benefit for Income Taxes
                                                                        (4.5)           (0.4)            (4.0)
                                                               ---------------  --------------  ---------------

Net income (loss) before equity in earnings of subsidiary                                                  0.1
                                                                        (4.0)           (3.7)
Equity in undistributed earnings (loss) of subsidiary
                                                                       (79.3)          (11.5)             62.6
                                                               ---------------  --------------  ---------------


Net Income (loss)                                                   $  (83.3)      $   (15.2)         $   62.7
                                                               ===============  ==============  ===============




                                              ARGONAUT GROUP, INC.
                                                     SCHEDULE I
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                   ($ in millions)

STATEMENT OF CASH FLOWS                                                             For The Year Ended December 31,
                                                                                --------------------------------------------
                                                                                   2000           1999           1998
                                                                                -------------- -------------- --------------
Cash flows from operating activities:
      Net income (loss)                                                               $(83.3)    $(15.2)      $62.7

      Adjustments to reconcile net income to net cash provided by operations:
           Amortization                                                                  2.7        2.8         2.8

           Undistributed loss (earnings) in subsidiary                                  79.3       11.5       (62.6)

           Dividend from subsidiary                                                     50.6       66.4        40.5

           Decrease in deferred federal income taxes                                    (2.5)      (0.6)       (5.1)

           Increase (decrease) in due from/to subsidiaries                              (3.2)      13.3        (2.0)

           Increase (decrease) in income taxes payable                                   2.8       (6.2)        3.7

           Other, net                                                                    1.2         .1        (0.2)

                                                                                -------------- -------------- --------------
      Net Cash  Provided (Used ) by Operations                                          47.6       72.1        39.8

                                                                                -------------- -------------- --------------

Cash flows from investing activities:
      Decrease (increase) in short-term investments                                     (0.9)
                                                                                                       10.0          (4.8)
                                                                                -------------- -------------- --------------
Net Cash Provided (Used ) by Investing Activities                                       (0.9)
                                                                                                       10.0          (4.8)
                                                                                -------------- -------------- --------------

Cash flows from financing activities:
      Repurchase of common stock                                                       (10.6)
                                                                                                     (44.1)          (0.5)
      Payment of cash dividend                                                         (36.2)
                                                                                                     (38.9)         (39.3)
      Exercise of stock options                                                            -
                                                                                                       0.8            4.6
                                                                                -------------- -------------- --------------
Net Cash Used by Financing Activities                                                  (46.8)
                                                                                                     (82.2)         (35.2)
                                                                                -------------- -------------- --------------

Increase (decrease) in cash & cash equivalents                                          (0.1)
                                                                                                      (0.1)          (0.2)
Cash & cash equivalents, beginning of period                                             0.2
                                                                                                       0.3            0.5
                                                                                -------------- -------------- --------------
Cash & cash equivalents, end of period                                                 $ 0.1        $  0.2           $0.3

                                                                                ============== ============== ==============


                                                 ARGONAUT GROUP, INC.
                                                      SCHEDULE V
                                         SUPPLEMENTARY INSURANCE INFORMATION
                                  Years Ended December 31, 2000, 1999, and 1998
                                                   ($ in millions)




                                                                                            Amortization
                                   Future             Other    Premium Net Invt Ben Loss,   (Deferral) Other     Premiums
                         DPAC      Benefits UPR       Payables Revenue Income   & LAE       DPAC     Insur.      Written
       Segment           (a)       (b)      (c)       (d)      (e)     (f) (1)     (g)      (h)     (i) (2)     (j)
-----------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000
Workers Comp               $0.4   $ 551.3  $44.8        -      $100.3    $ 31.5   $ 208.5  $ (0.9)    $ 68.9   $ 136.9
 All Other                 (0.2)    379.4   24.9        -        24.3      21.7      39.1    (2.2)      11.1      27.0
 Unallocable                  -         -      -        -           -       8.8         -       -          -         -
                       --------- -------- --------- -------- --------- --------- --------- -------- --------- ---------
                           $0.2    $930.7  $69.7        -      $124.6     $62.0    $247.6   $(3.1)     $80.0   $ 163.9
                       ========= ======== ========= ======== ========= ========= ========= ======== ========= =========

Year Ended December 31, 1999

Workers Comp               $1.4   $474.2   $24.2        -       $65.7    $ 27.6     $92.6   $ (1.6)   $ 52.6      $98.4
All Other                   1.9    423.2    19.7        -        27.3      24.7      28.8      0.1      10.5       23.8
Unallocable                   -        -       -        -           -      16.2         -         -        -          -
                       --------- -------- --------- -------- --------- --------- --------- -------- --------- ---------
                           $3.3   $897.4   $43.9        -       $93.0    $ 68.5    $121.4   $ (1.5)   $ 63.1     $122.2
                       ========= ======== ========= ======== ========= ========= ========= ======== ========= =========

Year Ended December 31, 1998

Workers Comp                3.0    499.6    17.1        -    $115.6      28.2      75.5      0.3      65.0    $119.2
All Other                   1.8    396.3    19.7        -      22.9      22.3      19.6      0.4      10.6      24.9
Unallocable                   -       -       -         -        -       26.9         -        -         -        -
                       --------- -------- --------- -------- --------- --------- --------- -------- --------- ---------
                            4.8    895.9    36.8        -    $138.5      77.4      95.1      0.7      75.6    $144.1
                       ========= ======== ========= ======== ========= ========= ========= ======== ========= =========

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

13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 2000:
         a)       Selected Financial Data
         b)       Financial Statements
         c)       Common Stock Market Prices
         d) Management's Discussion and Analysis of Results of Operations and Financial Condition

21. Subsidiaries of Registrant (incorporated by reference to the Exhibit 21 to the Registrant's Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4,
         1986).

23.      Consent of Independent Public Accountants.

         (b)      Reports on Form 8-K.
                  A report was filed on Form 8-K on January 21, 2000.