Form 10-Q
period 2001-03-31
ARGONAUT GROUP INC
filed 2001-05-14
CIK 800082

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to ___________

                         Commission file number: 0-14950

                    Argonaut Group, Inc. (Exact name of Registrant as specified in its charter)
Delaware                                                     95-4057601
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  10101 Reunion Place, Suite 800, San Antonio, Texas 78216 (Address of principal executive offices) (Zip code)

                                    210.321.8400
                  (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2001.

Title                                                        Outstanding

Common Stock, par value $.10 per share                        21,574,885

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

                  Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000.........................3

                  Consolidated Statements of Operations
                             Three months ended March 31, 2001 and 2000........4

                  Consolidated Statements of Comprehensive Income
                             Three months ended March 31, 2001 and 2000........5

                  Consolidated Statements of Cash Flow
                             Three months ended March 31, 2001 and 2000........6

                  Notes to Condensed Consolidated Financial  Statements........7

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........10


Part II. OTHER INFORMATION:

            Item 1. Legal Proceedings.........................................12
         Item 4. Submission of Matters to a vote of  Security Holders.........12
         Item 6. Exhibits and Reports on Form 8K..............................13




        Signatures............................................................14

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements




                                  ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Dollars in millions)

                                                                      March 31,              December 31,
                                                                         2001                  2000
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------
                                                                        (Unaudited)

Assets:
Investments:
Fixed maturities, available for sale, at fair value                       $   581.1             $   713.9
     (cost: 2001 - $571.7; 2000 - $711.4)
Equity securities, available for sale, at fair value                          332.8                 363.3
     (cost: 2001 - $167.8; 2000 - $167.1)
Short-term investments, at fair value                                         120.7                   8.3
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------
Total investments                                                           1,034.6               1,085.5
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------

Cash and cash equivalents                                                      22.4                   7.2
Accrued investment income                                                       9.3                  15.9
Receivables:
     Due from insureds                                                        129.0                 120.6
     Due from reinsurance                                                     220.7                 222.6
     Accrued retrospective premiums                                            12.0                  15.4
Cost in excess of net assets purchased                                         29.3                  29.9
Unearned premiums on ceded reinsurance                                          5.3                   3.9
Deferred federal income tax asset, net                                         64.6                  55.8
Other assets                                                                    9.3                   9.0
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------
Total assets                                                             $  1,536.5            $  1,565.8
                                                                   =================     =================
                                                                   =================     =================

Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses                          $   909.1             $   930.7
Unearned premiums                                                              77.3                  69.7
Other liabilities                                                              76.0                  64.3
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------
Total liabilities                                                           1,062.4               1,064.7
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------

Shareholders' equity:
Common stock - $.10 par, 35,000,000
  shares authorized, 21,594,885 and 21,758,812
  shares issued and outstanding at March 31, 2001
  and December 31, 2000, respectively                                           2.2                   2.2
Additional paid-in capital                                                     93.8                  94.4
Retained earnings                                                             264.7                 275.3
Accumulated other comprehensive income                                        113.4                 129.2
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------
                                                                              474.1                 501.1
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------
                                                                         $  1,536.5            $  1,565.8
                                                                   =================     =================

See accompanying notes

                            ARGONAUT GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in millions, except per share amounts)
                                         (Unaudited)


                                                                     Three Months Ended
                                                               -------------------------------
                                                               -------------------------------
                                                                 March 31,        March 31,
                                                                   2001             2000
                                                               --------------   --------------
                                                               --------------   --------------
Premiums and other revenue:
Premiums, net                                                  $   29.6         $   27.7
Net investment income
                                                                   13.7             16.2
Gains on sales of investments
                                                                    2.1              8.9
                                                               --------------   --------------
                                                               --------------   --------------
Total revenue
                                                                   45.4             52.8

Expenses:
Losses and loss adjustment expenses
                                                                   26.4            110.8
Underwriting, acquisition, and
     insurance expenses
                                                                   18.7             16.8
Other expenses
                                                                    0.7              1.0
                                                               --------------   --------------
                                                               --------------   --------------
Total expenses
                                                                   45.8            128.6
                                                               --------------   --------------
                                                               --------------   --------------

Loss before income taxes
                                                                   (0.4)           (75.8)
Income tax benefit
                                                                   (0.7)           (26.8)
                                                               --------------   --------------
                                                               --------------   --------------
Net income (loss)                                              $    0.3         $  (49.0)
                                                               ==============   ==============
                                                               ==============   ==============

Income (loss) per common share:
         Basic                                                 $    0.02        $   (2.17)
                                                               ==============   ==============
                                                               ==============   ==============
         Diluted                                               $    0.02        $   (2.17)
                                                               ==============   ==============
                                                               ==============   ==============

Dividends declared per common share:                           $    0.41        $    0.41
                                                               ==============   ==============
                                                               ==============   ==============




See accompanying notes

                            ARGONAUT GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Dollars in millions)
                                         (Unaudited)


                                                                     Three Months Ended
                                                               -------------------------------
                                                               -------------------------------
                                                               March 31,          March 31,
                                                                   2001             2000
                                                               --------------   --------------
                                                               --------------   --------------
Net income (loss)                                              $    0.3         $  (49.0)

Other comprehensive loss:
Unrealized loss on securities:
     Losses arising during the period                             (22.2)           (14.0)
     Reclassification adjustment for gains included
     in net income or loss                                         (2.1)            (8.9)
                                                               --------------   --------------
                                                               --------------   --------------
Other comprehensive loss before tax                               (24.3)           (22.9)
Income tax recoverable related to other
     comprehensive loss                                            (8.5)            (8.0)
                                                               --------------   --------------
                                                               --------------   --------------
Other comprehensive loss, net of tax                              (15.8)           (14.9)
                                                               --------------   --------------
                                                               --------------   --------------
Comprehensive loss                                             $  (15.5)        $  (63.9)
                                                               ==============   ==============

See accompanying notes

                                  ARGONAUT GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (Dollars in millions)
                                               (Unaudited)

                                                                  Three Months Ended
                                                               -----------------------------
                                                                 March 31,        March 31,
                                                                   2001             2000
                                                               ------------     ------------
    Cash flows from operating activities:
    Net income (loss)                                          $    0.3         $  (49.0)

    Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
      Amortization and depreciation                                 1.4              1.2
      Deferred federal income tax benefit                          (0.3)           (27.0)
      Gains on sales of investments                                (2.1)            (8.9)
    Decrease in accrued investment income                           6.6              4.1
    (Increase) decrease in receivables                             (3.1)             3.6
    Increase in unearned premiums on ceded reinsurance             (1.4)            (0.1)
    (Decrease) increase in reserves for losses and
       Loss adjustment expenses                                   (21.6)            55.9
    Increase in unearned premiums                                   7.6              2.7
    Increase (decrease) in other assets and liabilities, net       11.4             (5.8)
                                                               ------------     ------------
    Net cash provided (used) by operating activities               (1.5)            25.7
                                                               ------------     ------------

    Cash flows from investing activities:
    Sales of fixed maturity investments                              -               9.1
    Maturities and mandatory calls of fixed maturity
       investments                                                237.8             14.5
    Sales of equity securities                                      7.6             10.6
    Purchases of fixed maturity investments                       (98.3)            (2.0)
    Purchases of equity securities                                 (6.7)           (11.5)
    Increase in short-term investments                           (112.4)            (5.1)
    Other, net                                                       -               0.9
                                                               ------------     ------------
    Net cash provided by investing activities                      28.0             16.5
                                                               ------------     ------------

    Cash flows from financing activities:
    Repurchase of common stock                                     (2.7)            (3.7)
    Payment of cash dividend                                       (8.9)            (9.2)
                                                               ------------     ------------
    Net cash used by financing activities                         (11.6)           (12.9)
                                                               ------------     ------------

    Increase (decrease) in cash and cash equivalents               15.2            (19.7)
    Cash and cash equivalents, beginning of period                  7.2             31.2
                                                               ------------     ------------
    Cash and cash equivalents, end of period                   $   22.4         $   11.5
                                                               ============     ============


    Note: Income taxes and interest paid in the first three months of 2001 and 2000 was zero.


    See accompanying notes

ARGONAUT GROUP, INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The consolidated balance sheet as of March 31, 2001, and the related consolidated statements of income for the three month period ended March 31, 2001 and 2000 and the statements of cash flows for the three month period ended March 31, 2001 and 2000 are unaudited, and, in the opinion of management, include all adjustments which are necessary for a fair presentation of such statements. Such adjustments consist of only normal recurring items. Interim results are not necessarily indicative of results for other interim periods or for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes that are included in the Company's Annual Report to Stockholders on Form 10K for the fiscal year ended December 31, 2000.

Note 2 - Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133-- Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. The Company adopted SFAS No. 133 on January 1, 2001. Because the Company does not hold any derivatives as defined in SFAS No. 133, the adoption of SFAS No. 133 did not have a material impact on its results of operations or financial position.
Note 3 - Dividends Declared

On April 24, 2001 the Company declared a regular quarterly cash dividend of $0.41 per common share payable to shareholders of record May 15, 2001. The dividend will be paid on May 29, 2001.

Note 4 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three months ended March 31, 2001 and 2000.

                                                                     Three Months Ended
                                                           --------------------------------------
(Dollars in millions except per share data)                    March 31,            March 31,
                                                                 2001                 2000*
                                                           ------------------    ----------------
Net income (loss)                                                  $     0.3          $   (49.0)
                                                           ==================    ================

Weighted average shares-basic                                     21,733,653          22,537,261
Effect of dilutive secutities:
Stock options                                                          4,341
                                                                                               -
                                                           ------------------    ----------------

Weighted average shares-diluted                                   21,737,994          22,537,261
                                                           ==================    ================

Net income (loss) per common share-basic                           $    0.02          $   (2.17)
Net income (loss) per common share-diluted                         $    0.02          $   (2.17)

* Effect is antidilutive.

Note 5 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for direct and assumed losses and loss adjustment expenses for March 31, 2001 and 2000. Ceded incurred losses and loss adjustment expenses were $13.6 million and $4.3 million for the periods ended March 31, 2001 and 2000 respectively.

In millions                                                  Three Months Ended
                                                   ---------------------------------------
                                                      March 31,             March 31,
                                                         2001                  2000
                                                   -----------------     -----------------
Reserves for losses and loss
   Adjustment expenses at
   Beginning of year                               $    930.7            $    897.4

Losses and loss adjustment expenses:

 Provision for losses and loss
   Adjustment expenses for claims
   Occurring in the current year                         47.4                  35.4

 Increase (decrease)  in estimated
   losses and loss adjustment expenses
   for claims occurring in prior years                   (7.4)                 79.7
                                                   -----------------     -----------------
                                                   -----------------     -----------------
                                                         40.0                 115.1
                                                   -----------------     -----------------
Losses and loss adjustment Expense payments
 for claims Occurring during:

   Current year                                           8.8                   2.6
   Prior years                                           52.8                  56.7
                                                   -----------------     -----------------
                                                   -----------------     -----------------
                                                         61.6                  59.3
                                                   -----------------     -----------------
Reserves for losses and loss
  Adjustment expenses at end of year               $    909.1            $    953.2
                                                   =================     =================


Note 6 - Business Segments

Information on the Company's business segments for the three months ended March 31, 2001 and 2001 is as follows:

                                                         Three Months Ended
                                                    -----------------------------
(Dollars in millions)                                 March 31,      March 31,
                                                        2001           2000
                                                    -------------- --------------
Net earned premiums:
Workers compensation                                $    23.2      $    21.4

Other lines                                               6.4            6.3
Run off lines                                              -              -
                                                    -------------- --------------
                                                    $    29.6      $    27.7
                                                    ============== ==============
Pre-tax underwriting loss
Workers compensation                                $   (13.1)     $   (94.1)
Other lines                                              (2.3)          (5.3)
Run off lines                                            (0.1)          (0.3)
                                                    -------------- --------------
Total pre-tax underwriting loss                         (15.5)         (99.7)

General corporate expenses                               (0.7)          (1.2)
Net investment income                                    13.7           16.2
Gains on sales of investments                             2.1            8.9
Provision for income taxes                               (0.7)         (26.8)
                                                    -------------- --------------
Net Income (loss)                                   $     0.3      $   (49.0)
                                                    ============== ==============


Note 7 - Acquisitions

On April 18, 2001, the Company announced the signing of a definitive purchase agreement with Queensway Financial Holdings Limited to acquire the shares of North Pointe Financial Services, Inc., Hermitage Insurance Company, Consolidated Property and Casualty Company, and Universal Fire and Casualty Company for a purchase price of $40 million in cash, subject to certain adjustments. The Company will account for the transaction using the purchase method of accounting. It is anticipated that the transaction, which has been approved by the Board of Directors of both companies and is subject to various regulatory and other consents and approvals, will be completed in the third quarter of 2001.

On May 8, 2001, the Company announced the signing of a definitive agreement to acquire Front Royal, Inc. for $165.0 million in cash. Front Royal, founded in 1992, is a specialty niche insurance underwriter with particular expertise in the excess & surplus lines market. For the fiscal year ended 2000, Front Royal wrote $147.1 million of premiums and had total assets of $464.9 million and GAAP equity of $97.1 million as of December 31, 2000. The Company will account for the transaction using the purchase method of accounting. It is anticipated that the transaction, which has been approved by the Board of Directors of both companies and is subject to various regulatory and other consents and approvals, will be completed in the third quarter of 2001.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Operating Results

The Company reported consolidated net income of $0.3 million ($0.02 per diluted common share) on total revenue of $45.4 million for the quarter ended March 31, 2001. For the first quarter of 2000, net loss was $49.0 million ($2.17 per diluted common share) on total revenue of $52.8 million. The net operating loss after tax was $1.0 million ($0.04 per diluted common share) for the quarter, compared to an operating loss of $54.8 million ($2.43 per diluted common share) for the same period last year. Operating income excludes gains on the sale of investments. Total revenue includes gains on sales of investments of $2.1 million for the current quarter, compared with gains of $8.9 million for the same period in 2000.

During 2000, the Company increased rates and implemented certain changes to its underwriting coverages. It continues to do so in 2001. Notwithstanding these increases, it has maintained a renewal rate of approximately 75%. The impact of the rate increases taken in 2000 and the first quarter of 2001 will be realized as the year continues and into 2002. In addition to realizing a benefit from rate increases during the first quarter of 2001, the Company experienced loss development that was consistent with expectations. In the comparable quarter of 2000, the Company strengthened reserves by $85 million (before Federal Income Taxes). The Company continues to reduce its exposure in the California workers compensation market. At the end of the first quarter of 2001, California workers compensation accounted for 26% of inforce net premium compared to 34% at the end of the first quarter of 2000.

Other Items

During the first quarter of 2001, under its stock repurchase program announced in 1989, the Company purchased an additional 164,000 shares, bringing the total shares repurchased to 7,868,736 out of an aggregate authorization of ten million shares. As of March 31, 2001, 21,594,885 common shares were outstanding, compared with 21,758,812 shares as of December 31, 2000. Shareholders' equity per common share at March 31, 2001 was $21.95 at March 31, 2001 compared to $23.03 at the end of 2000. The decrease is primarily due to a reduction in unrealized gains in the Company's investment portfolio.

On April 24, 2001, Mr. Jerrold Jerome announced his retirement as Chairman of the Board of Directors. Mr. Jerome will continue to serve as a Director. The Board has elected Gary V. Woods as its new Chairman. Mr. Woods is President of McCombs Enterprises in San Antonio, Texas. He was named to the Company's Board of Directors in March 2000.

The Company's relocation of its corporate headquarters to San Antonio Texas is in process. The relocation is expected to result in cost savings beginning in the second quarter of 2001.

Acquisitions

On April 18, 2001, the Company announced the signing of a definitive purchase agreement with Queensway Financial Holdings Limited to acquire the shares of North Pointe Financial Services, Inc., Hermitage Insurance Company, Consolidated Property and Casualty Company, and Universal Fire and Casualty Company for a purchase price of $40 million in cash, subject to certain adjustments. The companies, which have been historically profitable in the specialty niche insurance markets in which they operate, bring to the Company products and expertise that enhance its position in key specialty markets. It is anticipated that the transaction, which has been approved by the Board of Directors of both companies and is subject to various regulatory and other consents and approvals, will be completed in the third quarter of 2001.

On May 8, 2001, the Company announced the signing of a definitive agreement to acquire Front Royal, Inc. for $165.0 million in cash. It is anticipated that the transaction, which has been approved by the Board of Directors of both companies and is subject to various regulatory and other consents and approvals, will be completed in the third quarter of 2001. Front Royal, founded in 1992, is a specialty niche insurance underwriter with particular expertise in the excess & surplus lines market. For the fiscal year ended 2000, Front Royal wrote $147.1 million of premiums and had total assets of $464.9 million and GAAP equity of $97.1 million as of December 31, 2000. Front Royal will add to Argonaut Group, Inc.'s growing specialty insurance franchise and provide significant underwriting and product capability in areas that are complementary to the Company's traditional products.

Market Risk

The primary market risk exposures that result in an impact to the Company's investment portfolio relates to equity price changes and interest rate changes. The Company does not have any foreign currency risk, debt or derivative instruments.

The Company holds a diversified portfolio of investments in common stock representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting the exposure in any one investment or type of investment.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments, including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and preferred stocks.

Argonaut adheres to certain specific guidelines to manage its investment portfolio. The Company invests only in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds, and preferred stocks) with a short horizon (10 year maximum). The Company also purchases common stocks through an Investment Manager.

Management has assessed these risks and feels that there has been no material change since December 31, 2000.

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from premiums and investment income as well as sales and maturities of invested assets. The primary use of funds was to a) pay claims, policy benefits, operating expenses, and commissions, b) to purchase new investments, c) pay dividends to shareholders and, d) to repurchase shares of its outstanding common stock.

Management believes that the Company maintains sufficient liquidity to pay claims and expenses. Management also believes that the Company possesses adequate capital resources to cover unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

Forward looking statements

Management's Discussion and Analysis of Results of Operations and Financial Conditions and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contains "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.



Part II.  Other Information


Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2000.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 24, 2001, the following individuals were elected to the Board of Directors:

                                                                                Percentage of
                                            Votes For      shares voted         Votes Withheld
Michael T. Gray                             19,872,562        99%                     131,905
Jerrold V. Jerome                           19,855,165        99%                     149,302
Judith R. Nelson                            19,867,897        99%                     136,570
John R. Power, Jr.                          19,864,021        99%                     140,446
George A. Roberts                           19,856,103        99%                     148,364
Fayez S. Sarofim                            18,821,573        94%                   1,182,894
Mark E. Watson, III                         19,539,089        98%                     465,378
Gary V. Woods                               19,863,796        99%                     140,671


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits
10.10 Stock Purchase Agreement By and Among Queensway Financial Holdings Limited, Queensway Holdings, Inc., Hermitage Insurance Company, North Pointe Financial Services, Inc., Universal Fire And Casualty Insurance Company, Argonaut Specialty Group, Inc., and Argonaut Insurance Company. Dated as of April 12, 2001.

10.11 Agreement and Plan of Merger By and Among Argonaut Insurance Company, Argonaut Midwest Insurance Company, Argonaut Acquisition Corp. and Front Royal, Inc. Dated as of May 7, 2001.



(b)  Reports on Form 8-K.
     During the quarter covered by this report, the Registrant did not file any reports on Form 8-K.

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


Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson, III
---------------------------------------
Mark E. Watson, III
President (principal executive
  officer)





/s/ Mark W. Haushill
---------------------------------------
Mark W. Haushill
Vice President and Treasurer
(principal financial and
  accounting officer)



May 14, 2001