Form 10-Q
period 2001-06-30
ARGONAUT GROUP INC
filed 2001-08-14
CIK 800082

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 10, 2001.

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

                  Condensed Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000..........................3

                  Condensed Consolidated Statements of Operations
                  Three and six months ended June 30, 2001 and  2000...........4

                  Condensed Consolidated Statements of Comprehensive Income
                  Three and six months ended June 30, 2001 and 2000............5

                  Condensed Consolidated Statements of Cash Flow
                  Three and six months ended June 30, 2001 and 2000 ...........6

                  Notes to Condensed Consolidated Financial  Statements........7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..11

Part II. OTHER INFORMATION:

         Item 1. Legal Proceedings............................................12
         Item 6. Exhibits and Reports on Form 8K..............................12



         Signatures...........................................................13

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                         June 30, 2001             December 31,
                                                                          (unaudited)                  2000
                                                                      -----------------        ------------------

ASSETS
Investments:
Fixed maturities, available for sale, at fair value                         $     565.7                $    713.9
  (cost: 2001 - $563.4; 2000 - $711.4)
Equity securities, available for sale, at fair value                              318.9                     363.3
  (cost: 2001 - $145.4; 2000 - $167.1)
Short-term investments                                                            123.7                       8.3
                                                                      -----------------        ------------------
  Total investments                                                             1,008.3                   1,085.5
                                                                      -----------------        ------------------

Cash and cash equivalents                                                          17.2                       7.2
Accrued investment income                                                          13.6                      15.9
Receivables:
  Due from insureds                                                               139.3                     120.6
  Due from reinsurance                                                            240.1                     222.6
  Accrued retrospective premiums                                                   17.8                      15.4
Deferred federal income tax asset, net                                             63.7                      55.8
Other assets                                                                       45.0                      42.8
                                                                      -----------------        ------------------
  Total assets                                                              $   1,545.0               $   1,565.8
                                                                      =================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss adjustment expenses                            $     916.4               $     930.7
Unearned premiums                                                                  87.8                      69.7
Other liabilities                                                                  73.2                      64.3
                                                                      -----------------        ------------------
  Total liabilities                                                             1,077.4                   1,064.7
                                                                      -----------------        ------------------

Shareholders' equity:
Common stock - $.10 par, 35,000,000 shares
  authorized, 21,574,885 and 21,758,812
  shares issued and outstanding at June 30, 2001
  and December 31, 2000, respectively                                               2.2                       2.2
Additional paid-in capital                                                         93.7                      94.4
Retained earnings                                                                 257.5                     275.3
Accumulated other comprehensive income                                            114.2                     129.2
                                                                      -----------------        ------------------
                                                                                  467.6                     501.1
                                                                      -----------------        ------------------
Total liabilities and shareholders' equity                                  $   1,545.0               $   1,565.8
                                                                      =================        ==================


See accompanying notes

                                     ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in millions, except per share amounts)
                                                   (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                               --------------------------------    -------------------------------
                                                    June 30,         June 30,          June 30,         June 30,
                                                      2001             2000              2001             2000
                                               ---------------   --------------    --------------   --------------
Premiums and other revenue:
Premiums, net                                  $          37.9   $         32.5    $         67.5   $         60.2
Net investment income                                     12.8             15.8              26.5             32.0
Gains on sales of investments                              5.0             11.2               7.1             20.1
                                               ---------------   --------------    --------------   --------------
  Total revenue                                           55.7             59.5             101.1            112.3

Expenses:
Losses and loss adjustment expenses                       34.4             29.6              60.8            140.4
Underwriting, acquisition, and
  insurance expenses                                      17.9             17.5              36.6             34.3
Other expenses                                             0.7              3.9               1.4              4.9
                                               ---------------   --------------    --------------   --------------
  Total expenses                                          53.0             51.0              98.8            179.6
                                               ---------------   --------------    --------------   --------------
Income (loss) before income taxes                          2.7              8.5               2.3           (67.3)
Income tax provision (benefit)                             0.8              2.9               0.1           (23.9)
                                               ---------------   --------------    --------------   --------------
  Net income (loss)                            $           1.9   $          5.6    $          2.2   $       (43.4)
                                               ===============   ==============    ==============   ==============

Income (loss) per common share:
  Basic                                        $          0.09   $         0.26    $         0.10   $       (1.94)
                                               ===============   ==============    ==============   ==============
  Diluted                                      $          0.09   $         0.26    $         0.10   $       (1.94)
                                               ===============   ==============    ==============   ==============

Dividends declared per common share:           $          0.41   $         0.41    $         0.82   $         0.82
                                               ===============   ==============    ==============   ==============

See accompanying notes

                                ARGONAUT GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (Dollars in millions)
                                             (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                      ---------------------------   --------------------------
                                                         June 30,      June 30,        June 30,     June 30,
                                                           2001          2000            2001         2000
                                                      ------------   ------------   ------------  ------------
Net income (loss)                                     $        1.9   $       5.6    $       2.2   $     (43.4)
Other comprehensive income(loss):
Unrealized gain (loss) on securities:
  Gains (losses) arising during the year                       6.4         (10.8)         (15.8)        (24.8)
  Reclassification adjustment for gains included
  in net income or net loss                                   (5.0)        (11.2)          (7.1)        (20.1)
                                                      -------------  ------------   ------------  ------------
Other comprehensive income (loss) before tax                   1.4         (22.0)         (22.9)        (44.9)
Income tax expense related to other
  comprehensive income (loss)                                  0.5          (7.7)          (8.0)        (15.7)
                                                      -------------  ------------   ------------  ------------
Other comprehensive income (loss), net of tax                  0.9         (14.3)         (14.9)        (29.2)
                                                      -------------  ------------   ------------  ------------
Comprehensive income (loss)                           $        2.8   $      (8.7)   $     (12.7)  $     (72.6)
                                                      =============  ============   ============  ============



See accompanying notes

                                    ARGONAUT GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (Dollars in millions)
                                                 (Unaudited)

                                                                                  Six Months Ended
                                                                         ----------------------------------
                                                                              June 30,          June 30,
                                                                                2001              2000
                                                                         ----------------  ----------------
Cash flows from operating activities:
Net income (loss)                                                        $           2.2   $         (43.4)
Adjustments to reconcile net income (loss) to
net cash provided by operations:
Amortization and depreciation                                                        3.0               2.6
Deferred federal income tax benefit                                                  0.0             (24.5)
Gains on sales of investments                                                       (7.1)            (20.1)
Decrease in accrued investment income                                                2.3               0.3
Increase in receivables                                                            (38.6)             (5.9)
(Decrease) increase in reserves for losses and
  loss adjustment expenses                                                         (14.3)             37.0
Increase in unearned premiums                                                       18.1               0.1
Increase in other assets and liabilities, net                                        4.5               0.0
                                                                         ----------------  ----------------
  Net cash used by operating activities                                            (29.9)            (53.9)
                                                                         ----------------  ----------------
Cash flows from investing activities:
Sales of fixed maturity investments                                                 16.5              23.2
Maturities and mandatory calls of fixed maturity investments                       275.5              10.5
Sales of equity securities                                                          39.6              45.8
Purchases of fixed maturity investments                                           (144.7)             (2.0)
Purchases of equity securities                                                     (10.8)            (16.3)
Increase in short-term investments                                                (115.4)             (6.1)
Other, net                                                                           0.0               2.2
                                                                         ----------------  ----------------
  Net cash provided by investing activities                                         60.7              57.3
                                                                         ----------------  ----------------
Cash flows from financing activities:
Repurchase of common stock                                                          (3.0)             (6.4)
Payment of cash dividend                                                           (17.8)            (18.3)
                                                                         ----------------  ----------------
  Net cash used by financing activities:                                           (20.8)            (24.7)
                                                                         ----------------  ----------------
Increase (decrease) in cash and cash equivalents                                    10.0             (21.3)
Cash and cash equivalents, beginning of period                                       7.2              31.2
                                                                         ----------------  ----------------
Cash and cash equivalents, end of period                                 $          17.2   $           9.9
                                                                         ================  ================
  Additional disclosure:
  Income taxes paid (refunded)                                           $           0.6   $          (6.6)
                                                                         ================  ================


See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2001, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 are unaudited. They have been prepared in a condensed format and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of only normal and recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. Interim results are not necessarily indicative of results for other interim periods or for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes that are included in the Company's Annual Report to Stockholders on Form 10K for the fiscal year ended December 31, 2000.


Note 2 - Recently Issued Accounting Pronouncements

On June 30, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets, respectively. These statements are effective beginning January 1, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The Company will be required to determine the levels of business at which goodwill impairment will be assessed. Amortization of existing goodwill will continue through December 31, 2001 and then will be evaluated for impairment annually thereafter. Goodwill acquired after June 30, 2001 will no longer be amortized and would instead be evaluated for impairment in 2002. In addition, intangible assets obtained through contractual or legal rights or intangible assets that can be transferred, licensed, rented, or exchanged must be separated from goodwill and amortized over their useful life. The Company is currently assessing whether there is any goodwill impairment under SFAS 142 and as a result, has not yet determined whether or to what extent the financial statements will be impacted.

Note 3 - Dividends Declared

On July 24, 2001 the Company declared a regular quarterly cash dividend of $0.41 per common share payable to shareholders of record August 14, 2001. The dividend will be paid on August 28, 2001.


Note 4 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share:

                                                         Three Months Ended
                                                   -----------------------------
(Dollars in million except per share data)            June 30,        June 30,
                                                        2001            2000
                                                   -------------   -------------
Net income (loss)                                  $         1.9   $         5.6
                                                   =============   =============

                                                         Three Months Ended
                                                   -----------------------------
                                                      June 30,        June 30,
                                                        2001            2000
                                                   -------------   -------------
Weighted average shares-basic                         21,581,259      22,121,045
Effect of dilutive securities:
Stock Options                                              (124)               0
                                                   --------------  -------------
Weighted average shares-diluted                       21,581,135      22,121,045
                                                   =============   =============

Net income (loss) per common share-basic           $        0.09   $        0.26
Net income (loss) per common share-diluted         $        0.09   $        0.26


                                                            Six Months Ended
                                                   -----------------------------
(Dollars in million except per share data)            June 30,        June 30,
                                                        2001            2000
                                                   -------------   -------------
Net income (loss)                                  $         2.2   $    (43.4)
                                                   =============   =============

Weighted average shares-basic                         21,657,456      22,328,003
Effect of dilutive securities:
Stock Options                                              2,043
                                                   -------------   -------------
Weighted average shares-diluted                       21,659,499      22,328,003
                                                   =============   =============
Net income (loss) per common share-basic           $        0.10   $      (1.94)
Net income (loss) per common share-diluted         $        0.10   $      (1.94)


Note 5 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for direct and assumed losses and loss adjustment expenses for June 30, 2001 and 2000. Ceded incurred losses and loss adjustment expenses were $32.3 million and $18.3 million for the periods ended June 30, 2001 and 2000 respectively and are included in losses and loss adjustment expenses in the condensed consolidated statement of operations. The $16.9 million increase in losses and loss adjustment expenses for claims occurring in prior years for the period ended June 30, 2001 was caused primarily by ceded claims. The $86.8 million increase for the period ended June 30, 2000 was caused by reserve strengthening that resulted in increases to both direct and net losses and loss adjustment expenses.

(Dollars in millions)                             Six Months Ended
                                          --------------------------------
                                             June 30,          June 30,
                                               2001              2000
                                          --------------    --------------
Reserves for losses and loss
adjustment expenses at
beginning of year                         $        930.7    $        897.4

Losses and loss adjustment expenses:
Provision for losses and loss
adjustment expenses for claims
occurring in the current year                       76.2              71.9

(Dollars in millions)                             Six Months Ended
                                          --------------------------------
                                             June 30,           June 30,
                                               2001              2000
                                          --------------    --------------
Increase in estimated
losses and loss adjustment expenses
for claims occurring in prior years       $         16.9    $         86.8
                                          --------------    --------------
                                                    93.1             158.7
                                          --------------    --------------
Losses and loss adjustment expense
payments for claims occurring during:
Current year                                        16.3              13.6
Prior years                                         91.1             108.1
                                          --------------    --------------
                                                   107.4             121.7
                                          --------------    --------------
Reserves for losses and loss
adjustment expenses at end of period      $        916.4    $        934.4
                                          ==============    ==============


Note 6 - Business Segments

Information on the Company's business segments:

                                                Three Months Ended               Six Months Ended
                                          -----------------------------    ----------------------------
 (Dollars in millions)                        June 30,       June 30,         June 30,        June 30,
                                               2001           2000             2001            2000
                                          -------------  --------------    -------------  -------------
Net earned premiums:
  Workers compensation                    $       30.3   $        26.8     $       53.5   $       48.2
  Other lines                                      7.6             5.7             14.0           12.0
  Run off lines                                     -               -                -              -
                                          -------------  --------------    -------------  -------------
                                          $       37.9   $        32.5     $       67.5   $       60.2
                                          =============  ==============    =============  =============
Pre-tax underwriting income (loss)
  Workers compensation                    $      (11.8)   $      (12.1)     $     (24.9)   $    (107.0)
  Other lines                                     (3.0)           (3.9)            (5.3)          (9.2)
  Run off lines                                    0.2            (0.3)             0.1           (0.6)
                                          -------------  --------------    -------------  -------------
    Total pre-tax underwriting loss              (14.6)          (16.3)           (30.1)        (116.8)

General corporate expenses                        (0.5)           (2.2)            (1.2)          (2.6)
Net investment income                             12.8            15.8             26.5           32.0
Gains on sales of investments                      5.0            11.2              7.1           20.1
Provision (benefit)for income taxes                0.8             2.9              0.1          (23.9)
                                          -------------  --------------    -------------  -------------
    Net Income (loss)                     $        1.9   $         5.6     $        2.2   $      (43.4)
                                          =============  ==============    =============  =============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Operating Results

Earned premium for the three months ended June 30, 2001 increased $5.4 million (17%) to $37.9 million compared to the same three months of 2000 due to increased rates and certain changes to underwriting coverages. The Company re-engineered workers compensation book of business in the latter half of 2000 and increased rates on renewal business approximately 14.7%. The Company continues to increase rates in 2001 and the cumulative year to date rate increase on renewal business in 2001 for workers compensation exceeds 20%. The Company also implemented changes to its loss-sensitive policies, which are a form of self-insurance for the policyholder.

Selective underwriting standards and rate increases have resulted in reduced exposure in California for the Company's workers compensation book of business. As of June 30, 2001, this concentration was reduced to 27% of inforce premium. As of December 31, 2000 the Company's California exposure was 29%, down from 45% a year earlier.

For the six months ended June 30, 2001, earned premium increased $7.3 million (12%) to $67.5 million compared to six months of 2000 due to the factors noted above.

Loss and loss adjustment expenses for the three months ended June 30, 2001 increased $4.8 million to $34.4 million due to the growth in premium volume. For the six months ended June 30, 2001 loss and loss adjustment expenses decreased $79.6 million to $60.8 million compared to the same period in 2000. In the first quarter of 2000, the Company strengthened reserves by $85 million in its workers compensation line of business for adverse development for policies written in 1999 and prior. Loss development for both the three and six months ended June 30, 2001 was consistent with expectations.

For the three months ended June 30, 2001 the Company reported consolidated net income of $1.9 million ($0.09 per diluted common share) and an operating loss after taxes of $1.4 million. Net income was down compared to the $5.6 million earned during the three months ended June 30, 2000, however prior year results included realized gains on sales of investments before taxes of $11.2 million compared to $5.0 million for 2001. The operating loss for the three months ended June 30, 2001 of $1.4 million was $.3 million less than in the same quarter of 2000.

For the six months ended June 30, 2001, the Company reported consolidated net income of $2.2 million ($.10 per diluted common share) and an operating loss after tax of $2.4 million. The net loss for the six months ended June 30, 2000 was $43.4 million ($1.94 per diluted common share) and the consolidated operating loss after tax was $56.5 million. The financial results for the first six months of 2000 were impacted by the loss reserve strengthening noted above.


Other Items

During the second quarter of 2001, under its stock repurchase program announced in 1989, the Company purchased an additional 20,000 shares, bringing the total shares repurchased to 7,888,736 out of an aggregate authorization of ten million shares. As of June 30, 2001, 21,574,885 common shares were outstanding, compared with 21,758,812 shares as of December 31, 2000. Shareholders' equity per common share at June 30, 2001 was $21.67 compared to $23.03 at the end of 2000. The decrease is primarily due to shareholder dividends and a reduction in unrealized gains in the Company's investment portfolio.

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

Closing on previously announced acquisitions is expected in the third quarter of 2001 and remains subject to regulatory approvals and other consents. The Company plans to fund the purchase price for both transactions with cash on hand and through the sale of certain investments. The signed definitive purchase agreements with Front Royal, Inc. and Queensway Financial Holdings Limited are for $165 million and $40 million, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk exposures that result in an impact to the Company's investment portfolio relate to equity price changes and interest rate changes. The Company does not have any foreign currency risk, debt or derivative instruments.

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

Management has assessed these risks and believes that there has been no material change since December 31, 2000.


Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

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



August 14, 2001