Form 10-Q
period 2001-09-30
ARGONAUT GROUP INC
filed 2001-11-15
CIK 800082

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 13, 2001.

Title                                                        Outstanding

Common Stock, par value $.10 per share                        21,557,385

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  September 30, 2001 and December 31, 2000.....................3

                  Condensed Consolidated Statements of Operations
                  Three and Nine months ended September 30, 2001 and 2000 .....4

                  Condensed  Consolidated  Statements  of  Comprehensive  Income
                  Three and Nine months ended September 30, 2001 and 2000......5

                  Condensed Consolidated Statements of Cash Flow
                  Nine months ended September 30, 2001 and 2000 ...............6

                  Notes to Condensed Consolidated Financial Statements.........7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..12

Part II. OTHER INFORMATION:

         Item 1. Legal Proceedings............................................13
         Item 6. Exhibits and Reports on Form 8K..............................13



         Signatures...........................................................14

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)


                                                           September 30, 2001        December 31, 2000
                                                                  (unaudited)
ASSETS
Investments (available for sale):
Fixed maturities, at fair value                                     $   760.4                $   713.9
   (cost: 2001 - $739.4; 2000 - $711.4)
Equity securities, at fair value                                        318.3                    363.3
   (cost: 2001 - $182.2; 2000 - $167.1
Other long-term, at fair value                                            4.4                        -
   (cost: 2001 - $4.5; 2000 - $0.0)
Short-term investments                                                   82.8                      8.3
                                                           ------------------       ------------------
   Total investments                                                  1,165.9                  1,085.5
                                                           ------------------       ------------------

Cash and cash equivalents                                                 7.0                      7.2
Accrued investment income                                                10.6                     15.9
Receivables:
   Due from insureds                                                    184.1                    136.0
   Due from reinsurance                                                 277.3                    222.6
Cost in excess of net assets purchased                                  102.5                     29.9
Deferred federal income tax asset, net                                   78.6                     55.8
Deferred policy acquisition cost                                         20.7                        -
Other assets                                                             24.9                     12.9
                                                           ------------------       ------------------
   Total assets                                                     $ 1,871.6                $ 1,565.8
                                                           ==================       ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss adjustment expenses                    $ 1,134.3                $   930.7
Unearned premiums                                                       172.8                     69.7
Accrued underwriting expenses and funds held                             73.8                     64.0
Other liabilities                                                        43.1                      0.3
                                                           ------------------       ------------------
   Total liabilities                                                  1,424.0                  1,064.7
                                                           ------------------       ------------------

Shareholders' equity:
Common stock - $.10 par, 35,000,000 shares authorized, 21,557,385 and 21,758,812 shares issued and outstanding at September 30, 2001
  and December 31, 2000, respectively                                     2.2                      2.2
Additional paid-in capital                                               93.7                     94.4
Retained earnings                                                       249.7                    275.3
Accumulated other comprehensive income                                  102.0                    129.2
                                                           ------------------       ------------------
                                                                        447.6                    501.1
                                                           ------------------       ------------------

Total liabilities and shareholders' equity                          $ 1,871.6                $ 1,565.8
                                                           ==================       ==================

See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS INCOME
                              (Dollars in millions)
                                   (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                               ---------------------------------   --------------------------------
                                                      2001             2000              2001             2000
                                               ----------------  ---------------   ---------------   --------------
Premiums and other revenue:
Premiums, net                                  $          52.9   $         32.8    $        120.4    $        93.0
Net investment income                                     13.1             15.3              39.6             47.3
Gains on sales of investments                              6.4              2.4              13.5             22.5
                                               ----------------  ---------------   ---------------   --------------
  Total revenue                                           72.4             50.5             173.5            162.8

Expenses:
Losses and loss adjustment expenses                       47.1             28.8             107.9            169.2
Underwriting, acquisition, and
  insurance expenses                                      22.7             22.8              59.3             60.6
Other expenses                                             0.7              0.7               2.1              2.1
                                               ----------------  ---------------   ---------------   --------------
  Total expenses                                          70.5             52.3             169.3            231.9
                                               ----------------  ---------------   ---------------   --------------

Income(loss) before income taxes                           1.9             (1.8)              4.2            (69.1)
Income tax provision (benefit)                             0.6             (0.9)              0.7            (24.8)
                                               ----------------  ---------------   ---------------  ---------------
  Net income (loss)                            $           1.3   $         (0.9)   $          3.5    $       (44.3)
                                               ================  ===============   ===============   ==============

Net income (loss) per common share:
    Basic                                      $          0.06   $        (0.04)   $         0.16   $        (2.00)
                                               ================  ===============   ===============  ===============
    Diluted                                    $          0.06   $        (0.04)   $         0.16   $        (2.00)
                                               ================  ===============   ===============  ===============

Dividends declared per common share:           $          0.41   $         0.41    $         1.23   $         1.23
                                               ================  ===============   ===============  ===============


See accompanying notes

                                ARGONAUT GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (Dollars in millions)
                                             (Unaudited)


                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                         ---------------------------   ---------------------------
                                                              2001          2000            2001          2000
                                                         -------------  ------------   ------------- -------------
Net income (loss)                                        $        1.3   $      (0.9)   $        3.5  $      (44.3)
                                                         -------------  ------------   ------------- -------------
Other comprehensive loss:
Unrealized gain (loss) on securities:
   Gains (losses) arising during the year                       (12.4)         21.0           (28.2)         (3.8)
   Reclassification adjustment for gains included
   in net income or net loss                                     (6.4)         (2.4)          (13.5)        (22.5)
                                                         -------------  ------------   ------------- -------------
Other comprehensive income (loss) before tax                    (18.8)         18.6           (41.7)        (26.3)
Income tax expense (benefit) related to other
   comprehensive income (loss)                                   (6.6)          6.5           (14.6)         (9.2)
                                                         -------------  ------------   ------------- -------------
Other comprehensive income (loss), net of tax                   (12.2)         12.1           (27.1)        (17.1)
                                                         -------------  ------------   ------------- -------------
Comprehensive income (loss)                              $      (10.9)  $      11.2    $      (23.6) $      (61.4)
                                                         =============  ============   ============= =============

See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Dollars in millions)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                         2001              2000
                                                                     -------------     -------------
Cash flows from operating activities:
Net income (loss)                                                    $        3.5      $      (44.3)
Adjustments to reconcile net income (loss) to
net cash provided by operations:
  Amortization and depreciation                                               4.7               3.9
  Deferred federal income tax benefit                                         0.6             (25.5)
  Gains on sales of investments                                             (13.5)            (22.5)
Change in:
  Accrued investment income                                                   8.6               4.8
  Receivables                                                               (36.0)              3.7
  Reserves for losses and  loss adjustment expenses                         (30.3)             10.9
  Unearned premiums                                                          24.4              (1.3)
  Other assets and liabilities, net                                          (0.1)              4.6
                                                                     -------------     -------------
   Net cash used by operating activities                                    (38.1)            (65.7)
                                                                     -------------     -------------

Cash flows from investing activities:
Sales of fixed maturity investments                                         153.2              35.0
Maturities and mandatory calls of fixed maturity investments                277.9              16.8
Sales of equity securities                                                   49.1              72.1
Purchases of fixed maturity investments                                    (173.5)             (2.0)
Purchases of equity securities                                              (15.8)            (26.8)
Increase in short-term investments                                          (43.0)            (14.1)
Other, net                                                                    9.1               0.7
Cash paid for companies acquired, net of cash received                     (162.9)                -
                                                                     -------------     -------------
   Net cash provided by investing activities                                 94.1              81.7
                                                                     -------------     -------------

Cash flows from financing activities:
Repurchase of common stock                                                   (3.3)             (6.4)
Payment of cash dividend                                                    (26.6)            (27.3)
Repayment of note payable                                                   (26.3)              0.0
                                                                     -------------     -------------
   Net cash used by financing activities:                                   (56.2)            (33.7)
                                                                     -------------     -------------

Decrease in cash and cash equivalents                                        (0.2)            (17.7)
Cash and cash equivalents, beginning of period                                7.2              31.2
                                                                     -------------     -------------
   Cash and cash equivalents, end of period                          $        7.0      $       13.5
                                                                     =============     =============

   Additional disclosure:
   Income taxes paid (refunded)                                      $        0.6      $       (6.6)
                                                                     =============     =============


See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2001, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 are unaudited. They have been prepared in a condensed format and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting of only normal and recurring adjustments, considered necessary for a fair presentation have been reflected in the financial statements. Interim results are not necessarily indicative of results for other interim periods or for a full year. Certain prior year balances have been reclassified to conform to the current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes that are included in the Company's Annual Report to Stockholders on Form 10K for the fiscal year ended December 31, 2000.

Note 2 - Recently Issued Accounting Pronouncements

On June 30, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. These statements are effective beginning January 1, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The Company will be required to determine the levels of business at which goodwill impairment will be assessed. Amortization of existing goodwill will continue through December 31, 2001 and then will be evaluated for impairment annually thereafter. Goodwill acquired after June 30, 2001 will no longer be amortized and would instead be evaluated for impairment in 2002. In addition, intangible assets obtained through contractual or legal rights or intangible assets that can be transferred, licensed, rented, or exchanged must be separated from goodwill and amortized over their useful life. The Company is currently assessing whether there is any goodwill impairment under SFAS 142 and as a result, has not yet determined whether or to what extent the financial statements will be impacted.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement is effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superseded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS No. 144 describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset may be recognized, or a range is estimated for the amount of possible future cash flows to support recoverability of the long-lived asset. This Statement also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management does not believe that the effects of the new standard will have a material impact on the Company's financial statements.

Note 3 - Dividends Declared

On October 24, 2001 the Company declared a regular quarterly cash dividend of $0.15 per common share payable to shareholders of record November 13, 2001. The dividend will be paid on November 26, 2001.


Note 4 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share:

                                                            Three Months Ended              Nine Months Ended
(Dollars in millions except per share data)                    September 30,                   September 30,
                                                    ------------------------------   ------------------------------
                                                        2001            2000             2001            2000
                                                    --------------  --------------   --------------  --------------
Net income (loss)                                   $         1.3   $        (0.9)   $         3.5   $       (44.3)
                                                    ==============  ==============   ==============  ==============

Weighted average shares-basic                          21,572,543      22,001,185       21,628,945      22,136,779
Effect of dilutive securities:
Stock Options                                               6,887               -            6,914               -
                                                    --------------  --------------   --------------  --------------
Weighted average shares-diluted                        21,579,430      22,001,185       21,635,859      22,136,779
                                                    ==============  ==============   ==============  ==============

Net income (loss) per common share:
   Basic                                            $        0.06   $       (0.04)   $        0.16   $       (2.00)
   Diluted                                          $        0.06   $       (0.04)   $        0.16   $       (2.00)

Note 5 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note excludes paid loss recoverables of $56.5 million and $41.8 million as of September 30, 2001 ad 2000, respectively.

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                          ----------------------------
                                                                                               2001            2000
                                                                                          -------------   ------------
Net reserves - beginning of year                                                          $      757.6    $     706.5

Add:
Net reserves from acquired companies                                                             197.2              -
Loss and LAE incurred during current calendar year, net of reinsurance:
  Current accident year                                                                          108.1           97.9
  Prior accident years                                                                            (0.2)          71.3
                                                                                          -------------   ------------
Loss and LAE acquired and incurred during current calendar year, net of reinsurance              305.1          169.2

Deduct:
Loss and LAE payments made during current calendar year, net of reinsurance:
  Current accident year                                                                           27.6           27.1
  Prior accident years                                                                           121.6          119.4
                                                                                          -------------   ------------
Loss and LAE payments made during current calendar year, net of reinsurance                      149.2          146.5
                                                                                          -------------   ------------
Net reserves - end of period                                                                     913.5          729.2

Add:
Reinsurance recoverable on unpaid loss & LAE, end of period                                      220.8          179.1
                                                                                          -------------   ------------
Gross reserves - end of period                                                            $    1,134.3    $     908.3
                                                                                          =============   ============

Note 6 - Business Segments

Information on the Company's business segments:

                                                  Three Months Ended               Nine Months Ended
(Dollars in millions)                               September 30,                    September 30,
                                             -----------------------------    ----------------------------
                                                  2001           2000              2001           2000
                                             -------------  --------------    -------------  -------------
Net earned premiums:
   Workers compensation                      $       36.4   $        26.6     $       89.9   $       74.8
   Other lines                                       16.5             6.2             30.5           18.2
   Run off lines                                        -               -                -              -
                                             ------------   --------------    ------------   -------------
    Total net earned premiums                $       52.9   $        32.8     $      120.4   $       93.0
                                             =============  ==============    =============  =============

Pre-tax underwriting income (loss):
  Workers compensation                       $      (15.6)  $       (13.7)    $      (40.5)  $     (120.7)
  Other lines                                        (0.6)           (5.1)            (5.9)         (14.3)
  Run off lines                                      (0.2)           (0.3)            (0.1)          (0.9)
                                             -------------  --------------    -------------  -------------
    Total pre-tax underwriting loss                 (16.4)          (19.1)           (46.5)        (135.9)

General corporate expenses                           (1.2)           (0.4)            (2.4)          (3.0)
Net investment income                                13.1            15.3             39.6           47.3
Gains on sales of investments                         6.4             2.4             13.5           22.5
Provision for income taxes                            0.6            (0.9)             0.7          (24.8)
                                             -------------  --------------    -------------  -------------
    Net income (loss)                        $        1.3   $        (0.9)    $        3.5   $      (44.3)
                                             =============  ==============    =============  =============

Note 7 - Acquisition

On August 23, 2001, pursuant to an Agreement and Plan of Merger, and Assignment and Assumption Agreement (the "Agreement") dated May 7, 2001 and August 15, 2001 respectively, the Company acquired all of the outstanding stock of Front Royal Inc. ("Front Royal"). Front Royal operates specialty niche insurance underwriters with particular expertise in excess and surplus lines and workers compensation for targeted types of businesses. Its principal subsidiaries are Colony Insurance Group, located in Richmond, Virginia; Rockwood Casualty Insurance Company, located in Rockwood, Pennsylvania; and The Redwoods Group, a managing general underwriter, headquartered in Morrisville, North Carolina. The Company paid $165 million cash for all the issued and outstanding stock of Front Royal. Front Royal's operating results are included in the Company's consolidated statement of income from the date of acquisition.

The Front Royal acquisition was recorded under the purchase method of accounting and in accordance with SFAS No. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. Allocation of the purchase price is subject to valuations and other studies which are not yet complete. Accordingly, the final allocation may be different from the amounts reflected herein. However, management of the Company does not believe such differences will have a material impact on the results of operations or stockholders' equity. The fair value of assets acquired and liabilities assumed is summarized as follows:

                  Fair value of assets acquired      $466.4
                  Goodwill                             74.5
                  Less liabilities assumed            375.9
                                                      -----
                  Cash paid for acquisition           165.0
                  Less cash acquired                    2.1
                                                      -----
                  Net cash paid                      $162.9
                                                      =====

The following pro forma consolidated data present operating results of the Company as if the acquisition of Front Royal had occurred January 1, 2001 and 2000, respectively. The pro forma results are not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at the dates indicated or of the consolidated results of future operations.

                                 Proforma (Unaudited)
                                  Nine Months Ended
                                     September 30,
                              ---------------------------
                                 2001            2000
                              -------------  ------------
Revenues                      $   267.2      $     257.8
Net income (loss)                   5.4            (28.8)

Per share data:
Net Income (loss)
    Primary                   $    0.25      $     (1.30)
    Fully diluted                  0.25            (1.30)

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Operating Results

Earned premium for the three months ended September 30, 2001 increased $20.1 million (61%) to $52.9 million compared to the same three months of 2000. Front Royal accounted for $13.1 million of the quarter to date increase and the remaining $7 million increase reflects the benefits of increased rates, ongoing changes in underwriting coverages and new business initiatives.

For the nine months ended September 30, 2001, earned premium increased $27.4 million (29%) to $120.4 million compared to the nine months ended September 30, 2000. Front Royal accounted for $13.1 million of the increase while the remainder of the increase is due to factors noted above.

For the three months ended September 30, 2001 loss and loss adjustment expenses were $47.1 million or $18.3 million higher than the third quarter of 2000. Front Royal loss and loss adjustment expenses aggregated $8.7 million for the current quarter of 2001. The remaining $9.6 million increase is attributable to an increase in workers compensation loss reserves at Argonaut Insurance Company of $5 million for claims related to the September 11, 2001 World Trade Center attack, coupled with higher premium volume experienced in the current quarter of 2001 versus 2000.

Loss and loss adjustment expenses for the nine months ended September 30, 2001 were $70 million lower than the first nine months of 2000, exclusive of the Front Royal loss and loss adjustment expenses of $8.7 million. In the first quarter of 2000, the Company strengthened reserves by $85 million in its workers compensation line of business for policies written in 1999 and prior. Loss development for both the three and nine months ended September 30, 2001 was consistent with expectations.

For the three months ended September 30, 2001 the Company reported consolidated net income of $1.3 million ($0.06 per diluted common share) and an operating loss of $2.9 million which excludes realized gains on sales of investments net of taxes. Net income improved from a net loss of $.9 million in the comparable three months of 2000 due to the earnings from the Front Royal acquisition and continued improvement in the Company's workers compensation business. The operating loss for the three months ended September 30, 2001 of $2.9 million represents a $400,000 increase over the same quarter of 2000. The increase is primarily attributable to losses from the World Trade Center attack.

For the nine months ended September 30, 2001, the Company reported consolidated net income of $3.5 million ($0.16 per diluted common share), total revenues of $173.5 million and an operating loss of $5.3 million. The net loss for the nine months ended September 30, 2000 was $44.3 million ($2.00 per diluted common share), total revenues were $162.8 million and the operating loss tax was $58.9 million. The financial results for the first nine months of last year were impacted by $85 million of loss development recorded in the first quarter of 2000.


Other Items

During the third quarter of 2001, under its stock repurchase program announced in 1989, the Company purchased an additional 20,000 shares, bringing the total shares repurchased to 7,906,236 out of an aggregate authorization of ten million shares. As of September 30, 2001, 21,557,385 common shares were outstanding, compared with 21,758,812 shares as of December 31, 2000. Shareholders' equity per common share at September 30, 2001 was $20.76 compared to $23.03 at the end of 2000. The decrease is primarily due to shareholder dividends and a reduction in unrealized gains in the Company's investment portfolio.

On August 28, 2001 the Company announced that it had terminated the previously announced purchase agreement with Queensway Financial Holdings Limited. Under the agreement, Argonaut Group was to have acquired certain U.S. subsidiaries of the Canadian holding company. Following the appointment of an interim receiver for Queensway by a Canadian court, the parties were unable to satisfy certain conditions to closing within the time frame set out in the original agreement.


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

The Company reduced its quarterly dividend on October 24, 2001 to $.15 per share from $.41 per share. This reduction will provide capital to support current business and new internal growth opportunities. Also, the acquisition of the Front Royal companies offers opportunities for expansion in the excess and surplus lines market.

Management believes that the Company maintains sufficient liquidity to pay claims and expenses. Management also believes that the Company possesses adequate capital resources to cover unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

Forward looking statements

Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contains "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements include all statements expressing a belief or opinion on future results or events and include, but are not limited to, forward looking statements contained in the "Notes" to the financial statements and in the sections titled "Liquidity and Capital Resources" and "Consolidated Operating Results". The forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, terrorist activities, weather and weather related events and catastrophes, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation, regulations, and judicial activity, technological difficulties and advancements, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

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

The Company's primary exposure to interest rate risk relates to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities and preferred stocks.

Argonaut adheres to certain specific guidelines to manage its investment portfolio. The Company invests primarily in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds, and preferred stocks) with a short horizon (10 year maximum). The Company also purchases common stocks through an Investment Manager.

Management has assessed these risks and believes that there has been no material change since December 31, 2000.


Part II.  Other Information

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended December 31, 2000.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits :

            None

        (b) Reports on Form 8-K:

            A current report on Form 8-K dated September 5, 2001 reported the completion on August 23, 2001 of the acquisition of Front Royal, Inc. pursuant to an Agreement and Plan of Merger, and Assign- ment and Assumption Agreement (the "Agreement") dated May 7, 2001 and August 15, 2001 respectively, by and among Argonaut Insurance Company (the "Company"), a California corporation and wholly owned subsidiary of the Registrant, Argonaut Acquisition Corp., a North Carolina corporation and wholly owned subsidiary of the Company ("Merger Subsidiary"), and Front Royal, Inc. ("Front Royal"), a North Carolina corporation. The Registrant acquired all of the outstanding stock of Front Royal through a merger of Merger Subsidiary with and into Front Royal, where Front Royal continued as the surviving corporation and wholly owned subsidiary of the Company.

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



November 15, 2001