Form 10-K405
period 2001-12-31
ARGONAUT GROUP INC
filed 2002-03-28
CIK 800082

2




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    FORM 10-K


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                    For the fiscal year ended December 31, 2001
                                       OR
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________.

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

                                 (210) 321-8400
               (Registrant's telephone number including area code)

                Securities registered pursuant to section
                           12(g) of the Act:

                   Common Stock, par value of $0.10 per share
                              (Title of securities)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant`s   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2002, the registrant had 21,557,238 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $409.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and II: Excerpts from Argonaut Group, Inc.'s Annual Report to Shareholders for the Year Ended December 31, 2001 Part III: Excerpts from Argonaut Group, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002

                               Argonaut Group, Inc
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2001


                                TABLE OF CONTENTS



                                     PART 1

                                                                            Page

Item     1.     Business...............................................        3
Item     2.     Properties.............................................       13
Item     3.     Legal Proceedings......................................       13
Item     4.     Submission of Matters to a Vote of Security Holders....       14

                                     PART II

Item     5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters................................       14
Item     6.     Selected Financial Data................................       15
Item     7.     Management's Discussion and Analysis of Results of Operations
                    and Financial Condition............................       15
Item    7A.     Quantitative and Qualitative Disclosures about Market Risk.   15
Item     8.     Financial Statements and Supplementary Data............       15
Item     9.     Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...........................       15


                                    PART III

Item    10.     Directors and Executive Officers of the Registrant.....       16
Item    11.     Executive Compensation.................................       17
Item    12.     Security Ownership of Certain Beneficial Owners and
                    Management.........................................       17
Item    13.     Certain Relationships and Related Transactions.........       17


                                     PART IV

Item    14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K...........................................      17

                                       3
                                     PART I.

Item 1.  Business

Introduction

Argonaut Group, Inc. ("Argonaut Group" or "the Company") is a national provider of specialty insurance products focused on high quality customer service for specific niches of property-casualty insurance. Argonaut Group was incorporated in Delaware in 1986. Argonaut Group's executive offices are located at 10101 Reunion Place, Suite 800, San Antonio, Texas 78216, telephone (210) 321-8400.

Argonaut Insurance Company is directly owned by Argonaut Group and is the parent of the Company's other property and casualty insurance companies. It was established in California in 1948. Workers' compensation is the primary line of insurance written by Argonaut Insurance Company and the following subsidiaries:
Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance Company and the above subsidiaries have entered into a pooling agreement whereby all premiums, losses, and associated underwriting expense are allocated between the members of the pool. Argonaut Great Central Insurance Company ("Argonaut Great Central") was established in Illinois in 1948 and purchased by Argonaut Insurance in 1971. AGI Properties, Inc. ("AGI Properties"), a non-insurance company, owns and leases certain real properties. AGI Properties was incorporated in California in 1970. Argonaut Insurance Company is AGI Properties' immediate parent. Trident Insurance Services ("Trident"), a managing general underwriter incorporated in Texas, was established in 2000 and acquired by the Company in 2001. Argonaut Group is Trident's immediate parent.

Recent Developments

On August 23, 2001, pursuant to an Agreement and Plan of Merger and Assignment and Assumption Agreement dated May 7, 2001 and August 15, 2001 respectively, Argonaut Group acquired all of the outstanding capital stock of Front Royal, Inc. ("Front Royal"). Front Royal is a holding company for specialty insurance underwriters with particular expertise in excess and surplus lines and workers' compensation for certain targeted types of businesses. Its principal subsidiaries are the Colony Insurance Group ("Colony") and the Rockwood Insurance Group ("Rockwood"). Colony is comprised of Colony Insurance Company, Preferred National Insurance Company and Front Royal Insurance Company. Rockwood is comprised of Rockwood Casualty Insurance Company and Somerset Casualty Company. Additional information related to the Company's acquisition of Front Royal is included under the caption "Note 17 - Acquisition" in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001, which is incorporated herein by reference. See Exhibit Index.

Business Segments and Products

Specialty Excess and Surplus Lines. Excess and Surplus Lines ("E&S") insurance carriers provide insurance that is unavailable to businesses in the standard market due to the unique characteristics of the consumers. This market is known for developing new and creative types of coverages. Colony operates primarily on an E&S basis and focuses on insureds that generally cannot purchase insurance from standard lines insurers due to the perceived risks related to their businesses. Colony provides commercial liability, commercial property, products liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day-care centers and manufacturers, and professional liability coverages for health care providers (other than physicians) and other professionals. Colony is approved as a non-admitted insurer in 47 states and the District of Columbia.

Specialty Commercial. Property and casualty coverages targeting specific groups of insureds comprise the Company's specialty commercial segment.

Argonaut Great Central specializes in providing package insurance policies for certain classes of insureds. Argonaut Great Central targets three broadly defined markets: food and hospitality, retail services and organizations and institutions, focusing on small to medium sized businesses. Argonaut Great Central is licensed in 33 states and provides property, general liability, commercial automobile, workers' compensation and umbrella insurance policies.

Rockwood concentrates on writing specialty workers' compensation insurance and is licensed in 12 states. 71% of Rockwood's business is concentrated in Pennsylvania, its state of domicile. Rockwood separates its business into two categories: (1) workers' compensation for coal mines and other mining business and (2) workers' compensation for small commercial accounts. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, inland marine, commercial automobile and surety business.

Specialty Workers' Compensation. Workers' compensation is the primary line of insurance written by Argonaut Insurance Company and its pooled subsidiaries. Argonaut Insurance Company and its pooled subsidiaries also write complementary lines of commercial insurance for a small number of their clients, primarily consisting of general liability and commercial automobile, but generally target companies whose workers' compensation needs will result in significant annual premiums (generally between $250,000 and $5 million.) Argonaut Insurance Company is currently diversifying its book of business to include program business, targeting smaller employers. Argonaut Insurance Company is licensed in 50 states and the District of Columbia.

In February 2002, the Company entered the captive market with the formation of a new business unit, Captive Advisory Services, Inc. ("CAS"). CAS provides independent and expert advice to insureds interested in utilizing a captive insurance program. CAS will supplement workers' compensation products currently offered by Argonaut Insurance Company and will coordinate the underwriting, actuarial, tax and legal services required for the structuring of a captive program.

Managing General Underwriters. Trident functions as the Company's managing general underwriter. Trident is dedicated to servicing the insurance needs of preferred governmental entities with populations less than 100,000 throughout the United States. Trident offers a competitive program with a comprehensive insurance package, including property, inland marine, crime, general liability, public officials liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently writes its products through Argonaut Insurance Company and Argonaut Great Central.

Additional information relating to the Company's business segments is included under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition - Segment Results" and "Note 13 - Business Segments" in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001, which is incorporated herein by reference. See Exhibit Index.

Marketing

The Company's insurance subsidiaries utilize a nationwide network of agents and insurance brokers to market and distribute their insurance products. Approximately 60% of 2001 direct written premiums were produced in five states:
Pennsylvania, California, Florida, Texas and Illinois. The Company services its policyholders and agents through local offices located strategically nationwide.

Specialty Excess and Surplus Lines. Colony markets its excess and surplus lines products through approximately 170 wholesale agents through two separate channels. The first channel is through binding agreements with the wholesale agent. The wholesale agent is contracted to quote and issue a policy subject to stringent parameters in a detailed manual. The second channel consists of wholesale agents that request quotes for insurance policies on risks not included in a binding agreement. The evaluation, underwriting and policy issuance is completed by Colony. These channels account for 45% and 55% of Colony's direct written premiums, respectively.

Specialty Commercial. Rockwood markets its workers' compensation products through approximately 750 retail agents. Rockwood personnel individually underwrite each policy. Argonaut Great Central also markets its products through retail agents and the underwriting decision rests with Argonaut Great Central.

Specialty Workers' Compensation. Argonaut Insurance Company markets its large workers' compensation products through brokers and its small workers' compensation policies through wholesale agents.

Managing General Underwriters. Trident markets its policies through approximately 300 retail agents and four exclusive marketing partners. The ultimate underwriting decision rests with Trident.

Competition

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best Company ("A.M. Best"), a leading insurance industry rating and analysis firm, as of December 31, 2000, there were approximately 2,500 property-casualty insurance companies operating in the United States. Argonaut Group's principal insurance subsidiaries ranked among the 250 largest property and casualty insurance company organizations in the United States, measured by net premiums written (163rd), and policyholder' surplus (91st). With respect to admitted assets, Argonaut Group's insurance subsidiaries ranked 90th relative to its industry peers.

     The Company's insurance subsidiaries are rated by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns ratings ranging from "A++ (Superior)" to "F (In Liquidation)". All of the Company's insurance subsidiaries have an A.M. Best rating of "A (Excellent)" with the exception of Argonaut Great Central, which is rated "A- (Excellent)". A.M. Best reviews its ratings on a periodic basis, and ratings of the Company's insurance subsidiaries are therefore subject to change.

The Company's principal competitors cannot be easily classified. The Company's principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies. For the Company's workers' compensation lines, additional competition comes from state workers' compensation funds.

Property and casualty insurance is a highly competitive business, particularly with respect to E&S, commercial lines and workers' compensation insurance. Over the past several years, competition has become more intense, due to the efforts of many insurance companies to obtain, maintain and expand market shares by offering relatively low premium rates. Competition has grown from established companies and the entry of new competitors into the industry. These factors have resulted in low revenue growth, deterioration in operating profits and, until recently, falling prices for the property and casualty industry. However, the industry has begun to show renewed focus on premium rate adequacy, and as a result, the downward pressure on premium rates is abating as many competitors implement rate increases.

To remain competitive, the Company's strategy includes, among other measures,
(1) using appropriate pricing, (2) maintaining underwriting discipline, (3) selling to selected markets, (4) utilizing technological innovations for the marketing and sale of insurance, (5) controlling expenses, (6) maintaining high ratings from A.M. Best, (7) providing quality services to agents and policyholders, and (8) acquiring suitable property and casualty books of business.

Regulation

The insurance industry is highly regulated and supervised. The Company's insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. Such supervision and regulation is designed to protect the Company's policyholders rather than the Company's shareholders. Such supervision and regulation includes matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters.

The Company's insurance subsidiaries are subject to the Risk-Based Capital ("RBC") under The Insurers Model Act. RBC is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. The RBC calculation takes into account: (1) asset risk, (2) credit risk, (3) underwriting risk, and (4) all other relevant risks. The RBC for The Insurers Model Act provides for four levels of regulatory authority: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. These four levels of authority provide for increasing regulatory remedies for companies that fail to comply with the RBC for Insurers Model Act. As of December 31, 2001 and 2000, the Company's insurance subsidiaries' RBC exceeded the minimum required.

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

As an insurance holding company, Argonaut Group is largely dependent on dividends and other permitted payments from its insurance subsidiaries to pay any cash dividends to its shareholders and for its operating capital. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under California insurance law, which is the state of domicile for Argonaut Insurance Company, the Company's immediate insurance subsidiary under which all other insurance subsidiaries are owned. During 2002, Argonaut Insurance Company will be permitted to pay dividends of up to $71.6 million to the Company without additional approval from the California Department of Insurance. In March 2002, Argonaut Insurance Company declared and paid a dividend of $5 million to the Company.

Reinsurance

As is common practice within the insurance industry, the Company transfers a portion of the risks insured under its policies to other companies through reinsurance. It is the goal of the Company to limit the exposure to surplus from losses resulting from catastrophes and large or unusually hazardous risks through this ceded reinsurance. As reinsurance arrangements do not discharge an insurer from its direct obligations to policyholders on risks insured, Argonaut Group remains contingently liable. The collectability of reinsurance is subject to the solvency of the reinsurance company. It is the Company's policy to only place reinsurance with those companies which exhibit strong financial position.

Additional information relating to the Company's reinsurance activities is included under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources " and "Note 3 - Reinsurance" in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001, which is incorporated herein by reference. See Exhibit Index.

Investments

The Company holds a well-diversified portfolio of investments in high quality bonds, U.S. Treasury notes and government agencies, state and municipal bonds and preferred and common stocks.

The Company's investment strategy is to maximize after-tax investment income and total investment returns while minimizing risk and maintaining adequate securities in the amounts and duration needed to meet cash requirements for current operations and long-term liabilities. The Company manages a portion of its fixed income portfolio internally. Additionally, two professional fixed income managers are utilized to manage the remainder of the portfolio under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager.

Additional information relating to the Company's investment portfolio is included under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition - Market Risk" and "Note 2 - Investments" and "Note 9 - Net Investment Income" in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001, which is incorporated herein by reference. See Exhibit Index.

Reserves for Losses and Loss Adjustment Expenses

Liabilities for unpaid losses and loss adjustment expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of claim settlement expenses. Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions, plus assumptions considered reasonable where facts are not known. While management believes that amounts included in the consolidated financial statements are adequate, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur. The estimates are continually reviewed and any changes are reflected in current operations.

The Company's objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the ultimate net cost to investigate and settle claims. However, the process of establishing adequate reserves is inherently uncertain, and the ultimate net cost of a claim may vary materially from the amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental and other emerging long-tailed exposures now confronting property and casualty insurers. The Company regularly monitors and evaluates loss and loss adjustment expense reserve development to verify reserve adequacy. Any adjustment to reserves is reflected in net income for the accounting period in which the adjustment is made. Additional information relating to the Company's reserves for losses and loss adjustment expenses is included under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" and "Note 5 - Reserves for Losses and Loss Adjustment Expenses" and "Note 15 - Run Off Lines" in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001, which is incorporated herein by reference. See Exhibit Index.

The Company has received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970's and into the mid-1980's. The Company has established a specialized claims unit that investigates and adjusts all asbestos and environmental claims. Beginning in 1986, standard liability policies contained an expressed exclusion for asbestos and environmental related damage except as noted below. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Among the uncertainties impacting the estimation of such losses are: (1) potentially long waiting periods between exposure and emergence of any bodily injury or property damage; (2) difficulty in identifying sources of asbestos or environmental contamination; (3) difficulty in properly allocating responsibility and/or liability for asbestos or environmental damage; (4) changes in underlying laws and judicial interpretation of those laws; (5) potential for an asbestos or environmental claim to involve many insurance providers over many policy periods; (6) long reporting delays from insureds to insurance companies (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims; (8) questions concerning interpretation and application of insurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Management believes that these factors continue to render reserves for asbestos and environmental losses significantly less subject to traditional actuarial methods than are reserves on other types of losses. The Company currently underwrites environmental and pollution coverages on a limited number of policies and underground storage tanks. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding company not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The following tables on pages 11 and 12 indicate the manner in which reserves for losses and loss adjustment expenses at the end of a particular year change as time passes. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance.

In the following tables, the first line shows the reserves as originally reported at the end of the stated year. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of December 31, 2001.

Table I

                Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)
                              (Net of Reinsurance)



                     1992       1993      1994      1995       1996      1997       1998      1999     2000      2001
                     ----       ----      ----      ----       ----      ----       ----      ----     ----      ----
Reserves for Losses
and LAE (a)         $1,201.9   $1,107.6    $976.6    $858.1     $951.0    $884.0     $763.2   $706.5   $757.6    $929.6
Cumulative Amount
Paid as of: (b)
One year later         276.9      259.9     239.7     214.2      179.0     172.7      149.8    160.9    154.0
Two years later        489.2      444.7     417.9     356.2      309.7     278.7      274.0    282.8
Three years later      638.9      588.8     531.5     468.6      392.7     374.1      373.6
Four years later       759.5      684.1     623.9     537.9      469.5     452.4
Five years later       839.9      758.5     682.9     606.2      537.9
Six years later        906.8      814.8     742.4     668.8
Seven years later      962.7      864.8     799.2
Eight years later    1,010.3      915.3
Nine years later     1,057.0
Reserves
Re-estimated as of:
One year later       1,197.1    1,086.8     996.5   1,073.6      934.0     819.2      785.4    833.9    773.2
Two years later      1,202.0    1,083.0   1,180.8   1,038.9      895.5     851.1      884.3    835.6
Three years later    1,203.0    1,283.4   1,159.2   1,014.1      916.0     922.8      879.8
Four years later     1,403.1    1,277.3   1,152.5   1,033.8      979.4     917.9
Five years later     1,400.6    1,268.2   1,154.6   1,092.6      972.5
Six years later      1,396.2    1,262.2   1,202.0   1,082.8
Seven years later    1,391.3    1,299.8   1,190.8
Eight years later    1,428.9    1,282.8
Nine years later     1,408.4
Cumulative
(Deficiency)
Redundancy:  (c)     ($206.5)   ($175.2)  ($214.2)  ($224.7)    ($21.5)   ($33.9)   ($116.6) ($129.1)  ($15.6)


(a)    Reserves for losses and LAE, net of reserves for reinsurance.
(b)    Cumulative amount paid, net of reinsurance payments.
(c) Represents changes of net reserves between the original estimate (for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amount paid to unpaid loss and LAE and incurred but not reported(IBNR) at year end for each accident year.


Table II

                      Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)
                         (Direct and Assumed Insurance)


                     1992       1993      1994      1995      1996      1997       1998      1999     2000      2001
                     ----       ----      ----      ----      ----      ----       ----      ----     ----      ----
Reserves for Losses
and LAE (a)         $1,390.9   $1,284.1  $1,161.5  $1,026.1   $1,158.8  $1,063.2     $935.8   $897.4   $930.7   $1,147.8
Cumulative Amount
Paid as of: (b)
One year later         325.6      288.3     267.5     245.2      234.7     197.0      177.8    218.9    190.0
Two years later        564.4      499.3     474.8     437.8      389.3     329.6      358.2    375.2
Three years later      739.3      668.9     625.4     572.1      498.5     479.0      490.8
Four years later       884.2      787.9     737.5     665.5      617.0     588.5
Five years later       983.5      881.4     817.9     774.0      712.1
Six years later      1,069.3      951.1     916.0     861.6
Seven years later    1,134.2    1,039.2     996.5
Eight years later    1,219.5    1,113.1
Nine years later     1,289.6
Reserves
Re-estimated as of:
One year later       1,414.2    1,291.7   1,179.7   1,300.3    1,159.7   1,006.2      990.1  1,048.3    966.2
Two years later      1,448.8    1,278.8   1,423.1   1,282.8    1,134.3   1,069.7    1,108.6  1,063.3
Three years later    1,440.6    1,533.8   1,404.1   1,267.2    1,182.5   1,156.5    1,115.1
Four years later     1,694.5    1,526.6   1,412.1   1,317.3    1,248.4   1,162.3
Five years later     1,687.5    1,532.5   1,440.9   1,379.7    1,251.9
Six years later      1,698.0    1,546.4   1,489.9   1,380.7
Seven years later    1,708.6    1,585.5   1,488.4
Eight years later    1,746.2    1,578.7
Nine years later     1,738.2
Cumulative (Deficiency)
Redundancy:  (c)     ($347.3)   ($294.6)  ($326.9)  ($354.6)    ($93.1)   ($99.1)   ($179.3) ($165.9)  ($35.5)


(a)    Reserves for losses and LAE, excluding effects of reinsurance.
(b)    Cumulative amount paid, excluding effects of reinsurance.
(c) Represents changes of direct and assumed reserves between the original estimate (for each accident year) of the indicated year and the reserve re-estimated as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amount paid to unpaid loss and LAE and incurred but not reported (IBNR) at year end for each accident year.

Employees

As of March 15, 2002, the Company had 814 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursements programs. Management believes that the Company's relationship with its employees is good.

Item 2.  Properties

Argonaut Insurance Company's headquarters are located in a facility that consists of an office building on approximately two acres of land in Menlo Park, California. Argonaut Great Central's headquarters are located in a facility in Peoria, Illinois. Argonaut Insurance Company and Argonaut Great Central own the buildings in which their headquarters are located. In addition, the Company has entered into other leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs

Item 3.  Legal Proceedings

On August 30, 1996, the Los Angeles County Metropolitan Transportation Authority ("MTA") filed a civil action against Argonaut Insurance Company alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance. The MTA contends that it has been damaged by an unspecified amount.

Argonaut Insurance Company has responded to the complaint, and brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit. The Company believes it has meritorious defenses, and intends to vigorously contest these claims. The trial judge for the MTA litigation has ordered that the first stage of this case to be tried before a three-judge panel instead of jury by agreement of the parties, although no trial date has been set. That trial will primarily consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due to it from the MTA. The Company is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of the limited discovery conducted in the case, and the preliminary investigation conducted thus far.

Argonaut Insurance Company has been sued in sixteen lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated workers' compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. Plaintiffs have threatened to bring similar claims against Argonaut Insurance Company in several other states. Argonaut Insurance Company intends to vigorously defend these lawsuits and has been successful in having a number of them dismissed or stayed. Management is unable to determine the potential financial impact of these lawsuits at this time.

Argonaut Insurance Company is a defendant in a case entitled Diamond Woodworks vs. Argonaut Insurance Company, in the Superior Court of Orange County, California. The case arose out of Argonaut Insurance Company's alleged mishandling of a workers' compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14 million in punitive damages against the Argonaut Insurance Company, which verdict was subsequently confirmed by the Court. Argonaut Insurance Company filed post judgment motions and the judgment for punitive damages was reduced to $5.5 million. Argonaut Insurance Company is pursuing an appeal of the adverse final judgment, and has posted a surety bond for the judgment pending appeal. The Company has recorded the $700,000 judgment for compensatory damages but has not recorded the $5.5 million judgment for punitive damages. Management is currently unable to estimate the amount (if any) of punitive damages that will be paid.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 2001.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on the NASDAQ National Market under the symbol AGII. The information on high and low common stock prices set forth under the caption "Common Stock Market Prices - unaudited" in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001 is incorporated herein by reference. See Exhibit Index.

Holders of Common Stock

The number of holders of record of the Company's Common Stock as of February 19, 2002 was 6,198.

Dividends

The information set forth under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" and as "Note 8 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001 is incorporated herein by reference. See
Exhibit Index.

Item 6. Selected Financial Data

The information set forth under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001 is incorporated herein by reference. See Exhibit Index.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001 is incorporated herein by reference. See Exhibit Index.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Annual Report to Shareholders for the Year Ended December 31, 2001 is incorporated herein by reference. See Exhibit Index.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Public Accountants and the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries listed on the index to financial statements set forth in Item 14(a) 1 of this Annual Report on Form 10-K are incorporated herein by reference to the Annual Report to Shareholders for the Year Ended December 31, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 25, 2002, the Company decided not to reappoint Arthur Andersen LLP ("Andersen") as its independent auditors to audit the Company's consolidated financial statements for the year ended December 31, 2002. The decision was recommended to the Board of Directors by the Audit Committee and approved by the Board of Directors. The decision to change independent auditors was the result of a competitive bidding process for such audit services planned since the fourth quarter of 2001 and conducted during the first quarter of 2002. The current circumstances surrounding Andersen were considered as part of the evaluation process.

Andersen's reports on the Company's consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through March 25, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which agreements, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's consolidated financial statements for such years. During the years ended December 31, 2001 and 2000 and through March 25, 2002, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Andersen with a copy of the foregoing disclosures. Attached, as
Exhibit 16 hereto is a letter dated March 25, 2002 from Andersen to the Securities and Exchange Commission stating its agreement with such disclosures.

Also filed herewith as Exhibit 99 is a letter dated March 25, 2002 from the Company to the Securities and Exchange Commission detailing certain quality assurances with respect to the audit of its consolidated financial statements for the year ended December 31, 2001 that Andersen provided to the Company in a letter dated March 25, 2002.

New Independent Accountants

On March 25, 2002, the Company appointed Ernst & Young LLP ("Ernst & Young") to serve as its independent auditors to audit the Company's consolidated financial statements for the fiscal year ending December 31, 2002. The decision was recommended to the Board of Directors by the Audit Committee and approved by the Board of Directors at the conclusion of a competitive bidding process.

Ernst & Young was Front Royal's auditor prior to the Company's acquisition of Front Royal and Andersen relied on Ernst & Young to audit Front Royal for the period August 31, 2001 through December 31, 2001.

During the years ended December 31, 2001 and 2000 and through March 25, 2002, the Company did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions "Election of Directors, Executive Officers," "Security Ownership of Principal Shareholders and Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on April 30, 2002.

Item 11.       Executive Compensation

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers," "Indemnification," "Pension Plan," and "Compensation of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on April 30, 2002.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on April 30, 2002.

Item 13.       Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on April 30, 2002.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements

         Selected Financial Data

         Report of Independent Public Accountants

         Consolidated Balance Sheets  -  December 31, 2001 and 2000

         Consolidated Statements of Operations
              For the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Comprehensive Income
              For the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flow
              For the Years Ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Quarterly Financial Data (Unaudited)

         Common Stock Market Prices (Unaudited)

         Management's Discussion and Analysis of Results of Operations and
              Financial Condition

(a)2.    Financial Statement Schedules
              Report of Independent Public Accountants on Schedules

         Schedule II - Condensed Financial Information of Registrant December 31, 2001 and 2000

         Schedule III - Supplementary Insurance Information for the years ended December 31, 2001, 2000 and 1999

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries listed on the above index.

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

      10.10 Stock Purchase Agreement By and Among Queensway Financial Holdings Limited, Queensway Holdings, Inc., Hermitage Insurance Company, North Pointe Financial Services, Inc., Universal Fire And Casualty Insurance Company, Argonaut Specialty Group, Inc., and Argonaut Insurance Company (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001.) Dated as of April 12, 2001.

      10.11 Agreement and Plan of Merger By and Among Argonaut Insurance Company, Argonaut Midwest Insurance Company, Argonaut Acquisition Corp. and Front Royal, Inc. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001.) Dated as of May 7, 2001.

      13. The following materials are excerpted from the Annual Report to Shareholders of Argonaut Group, Inc. for the fiscal year ended December 31, 2001:
                  a)  Selected Financial Data
                  b)  Financial Statements
                  c)  Common Stock Market Prices
                  d) Management's Discussion and Analysis of Results of Operations and Financial Condition

      16. Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated March 25, 2002

      21.     Subsidiaries of Registrant, as amended

      23.     Consent of Independent Public Accountants - Arthur Anderson LLP

      23.1    Consent of Independent Public Accountants - Ernst & Young LLP

      99.     Assurance Letter as required by Temporary Note 3T.

(b)    Reports on Form 8-K.

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                ARGONAUT GROUP, INC.

                                                By   /s/  Mark E. Watson, III
                                                    --------------------------
                                                     Mark E. Watson, III
                                                     President

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                             Date

/s/  Mark E. Watson, III         President, Chief Executive       March 28, 2002
-------------------------------  Officer and Director
Mark E. Watson

/s/  Mark W. Haushill            Vice President, Chief            March 28, 2002
-------------------------------  Financial Officer and Treasurer
Mark W. Haushill                 (principal financial and
                                 accounting officer)


/s/  Byron L. LeFlore, Jr.       Vice President, General          March 28, 2002
-------------------------------  Counsel and Secretary
Byron L. LeFlore, Jr.

/s/  Gary V. Woods                          Director              March 28, 2002
-------------------------------
Gary V. Woods

/s/  Michael T. Gray                        Director              March 28, 2002
-------------------------------
Michael T. Gray

/s/  Jerrold V. Jerome                      Director              March 28, 2002
-------------------------------
Jerrold V. Jerome

/s/  Judith R. Nelson                       Director              March 28, 2002
-------------------------------
Judith R. Nelson

/s/  John R. Power                          Director              March 28, 2002
-------------------------------
John R. Power

/s/  George A. Roberts                      Director              March 28, 2002
-------------------------------
George A. Roberts

/s/  Fayez S. Sarofim                       Director              March 28, 2002
-------------------------------
Fayez S. Sarofim

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP


San Francisco, California
January 29, 2002

                              ARGONAUT GROUP, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)

BALANCE SHEETS

                                                                          December 31,
                                                                   ------------  -----------
                                                                        2001          2000
                                                                   ------------  -----------
Assets
   Short-term investments                                          $        4.4  $       1.0
   Cash and cash equivalents                                                0.1          0.1
   Investment in subsidiaries                                             446.6        493.6
   Goodwill                                                                27.4         30.0
   Deferred Federal income taxes                                            0.5          5.8
   Other assets                                                             8.8         10.3
                                                                   ------------  -----------


Total Assets                                                       $      487.8  $     540.8
                                                                   ============  ===========

Liabilities & Shareholders' Equity
   Income taxes payable                                            $        3.1  $       3.6
   Other liabilities                                                        2.3          3.3
   Due to subsidiaries                                                     34.9         32.8
                                                                   ------------  ------------


Total Liabilities                                                          40.3         39.7

Shareholders Equity                                                       447.5        501.1
                                                                   ------------  ------------


Total Liabilities and Shareholders' Equity                         $      487.8  $     540.8
                                                                   ============  ============


STATEMENTS OF OPERATIONS


                                                                  For the Years Ended December 31,
                                                               ---------         ---------      --------
                                                               2001               2000           1999
                                                               ---------         ---------      --------

Revenues

                                                               $  (0.5)          $   3.8        $   3.7

Expenses:
  Amortization of goodwill                                          2.8               2.8           2.8
  Other expenses                                                    4.1               9.5           5.0
  Total operating expenses
                                                               ---------         --------       --------
                                                               ---------         --------       --------
                                                                    6.9              12.3           7.8
                                                               ---------         --------       --------
                                                               ---------         --------       --------

Loss before tax and undistributed earnings                        (7.4)             (8.5)          (4.1)
Benefit for income taxes                                          (1.2)             (4.5)          (0.4)
                                                               ---------         --------       --------
                                                               ---------         --------       --------

Net loss before equity in earnings of subsidiaries                (6.2)             (4.0)           (3.7)

Equity in earnings (loss) of subsidiaries                           9.1            (79.3)          (11.5)
                                                               ---------         ---------      ---------
                                                               ---------         ---------      ---------

Net income (loss)                                              $   2.9           $ (83.3)       $  (15.2)
                                                               =========         =========      =========

                              ARGONAUT GROUP, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)

STATEMENTS OF CASH FLOW


                                                                               For the Years Ended
                                                                                  December 31,
                                                                       -----------------------------------
                                                                         2001         2000        1999
                                                                       -----------------------------------


Cash flows from operating activities:
   Net income (loss)                                                    $ 2.9       $(83.3)     $(15.2)
   Adjustments to reconcile net income (loss) to
   net cash provided by operations:
     Amortization                                                         2.8          2.8          2.8
     Undistributed loss (earnings) in subsidiaries                       (9.1)        79.3         11.5
     Dividend from subsidiaries                                          34.1         50.6         66.4
     Change in deferred federal income tax payable                        5.3         (2.5)        (0.6)
     Change in due from/to subsidiaries                                   2.1         (3.2)        13.3
     Change in federal income tax payable                                (0.5)         2.8         (6.2)
     Other, net                                                          (1.2)         1.1          0.1
                                                                       -----------------------------------
   Net cash provided by operations                                       36.4         47.6         72.1
                                                                       -----------------------------------

Cash flows from investing activities:
     Change in short-term investments                                    (3.4)        (0.9)        10.0
                                                                       -----------------------------------
   Net cash provided (used) by investing activities                      (3.4)        (0.9)        10.0
                                                                       -----------------------------------

Cash flows from financing activities:
     Retirement of common stock                                          (3.2)       (10.6)       (44.1)
     Payment of cash dividend                                           (29.8)       (36.2)       (38.9)
     Exercise of stock options                                            -            -            0.8
                                                                       -----------------------------------
   Net cash used by financing activities                                (33.0)       (46.8)       (82.2)
                                                                       -----------------------------------

Change in cash & cash equivalents                                         -           (0.1)        (0.1)
Cash & cash equivalents, beginning of period                              0.1          0.2          0.3
                                                                       -----------------------------------
Cash & cash equivalents, end of period                                 $  0.1       $  0.1       $  0.2
                                                                       ===================================

                              ARGONAUT GROUP, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                  Years Ended December 31, 2001, 2000, and 1999
                                 ($ in millions)


                                                                                                   Amort.    Other
                                         Future             Other    Premium   Net Invt  Ben Loss, (Deferral)Insur.    Premiums
                               DPAC     Benefits   UPR      Payables Revenue   Income    & LAE     DPAC      Exp       Written
            Segment             (a)       (b)       (c)      (d)       (e)     (f)(1)     (g)      (h)       (i)(2)    (j)
------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001

Specialty E&S                  $ 15.7   $  145.9    $64.1   $ -      $ 36.8     $ 3.4    $ 22.3    $ -       $ 12.3    $ 39.8
Specialty Commercial              6.6      155.3     43.3     -        54.5       6.7      40.3     (1.2)      17.2      55.3
Specialty Workers' Comp         -          846.6     56.3     -       124.8      40.4     125.8      -         55.7     115.7
MGU                             -         -         -         -         5.8       0.1       6.2     (0.8)       0.9       8.8
Run-off Lines                   -         -         -         -          -         -       (5.1)     -          5.1       -
Corporate & Other               -         -         -         -          -        3.0       0.2      -          7.5       -
                               -------  --------   -------- -------- --------- --------- --------  --------- --------- ---------
                               $ 22.3   $1,147.8   $163.7    $-      $221.9     $53.6    $189.7    $(2.0)    $ 98.7    $219.6
                               =======  ========   ======== ======== ========= ========= ========  ========= ========= =========
Year Ended December 31, 2000

Specialty E&S                  $ -      $ -        $ -      $ -      $ -        $ -      $ -       $ -       $ -       $  -
Specialty Commercial             -          51.1     19.4     -        29.8       5.6      28.2      1.7       12.0      32.7
Specialty Workers' Comp           0.2      879.6     50.3     -        94.2      52.6     206.6      1.4       65.2     129.8
MGU                              -          -         -       -         0.6        -        0.9        -        -         1.4
Run-off Lines                    -          -         -       -         -          -       11.9        -        -          -
Corporate & Other                -          -         -       -         -         3.8       -          -        2.8       -
                               --------- --------- -------- --------- --------- -------- --------  --------- --------- ---------
                                $ 0.2    $ 930.7    $69.7   $ -      $124.6     $62.0    $247.6    $ 3.1      $80.0    $163.9

                               ========= ========= ======== ========= ========= ======== ========  ========= ========= =========
Year Ended December 31, 1999

Specialty E&S                  $  -     $  -       $ -      $ -      $-         $  -     $ -       $  -       $ -       $-
Specialty Commercial              1.9       52.2     15.9     -        31.4       6.0      27.0       -        11.0      31.2
Specialty Workers' Comp           1.4      845.2     28.0     -        61.6      58.1      93.0      1.5       50.1      91.0
MGU                               -         -         -       -        -         -          -         -         -         -
Run-off Lines                     -         -         -       -        -                    1.4       -         -         -
Corporate & Other                 -         -         -       -        -          4.4      -          -         2.0       -
                               --------- --------- -------- --------- --------- -------- --------  --------- --------- ---------
                                 $3.3   $  897.4   $ 43.9   $-       $ 93.0     $68.5    $121.4     $1.5     $ 63.1     122.2
                               ========= ========= ======== ========= ========= ========= ======== ========= ========= =========

(a)  Deferred Policy Acquisition Costs                                        (h)  Amortization of Deferred Policy
(b)  Future Policy Benefits                                                        Acquisition Costs
     Claims, and Claim Adjustment Expenses                                    (i)  Other Insurance Expenses
(c)  Unearned Premiums                                                        (j)   Premiums Written
(d)  Other Policy Claims and Benefits Payable
(e)  Premium Revenue                                                          (1)  Net investment income allocated based upon
                                                                                   each segment's share of investable funds
(f)  Net Investment Income
(g)  Benefits, Claims, and Claim Adjustment Expenses                          (2)  Other insurance expenses allocated based
                                                                                  on specific identification, where possible,
                                                                                  and related activities.


