Form 10-K/A
period 2001-12-31
ARGONAUT GROUP INC
filed 2002-04-12
CIK 800082

9

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C., 20549

                             Amendment No. 1 on
                                FORM 10-K/A
                       TO ANNUAL REPORT ON FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934
                 For the fiscal year ended December 31, 2001
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2002, the registrant had 21,557,238 shares of Common Stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $409.8 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I and II: Excerpts from Argonaut Group, Inc.'s Annual Report to Shareholders for the Year Ended December 31, 2001
Part III: Excerpts from Argonaut Group, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002

                              Explanatory Note

This Amendment is being filed to effect a correction to the first sentence of the first paragraph of Item 9., Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, as well as to include a revised Report of Independent Public Accountants on Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 25, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as its independent auditors to audit the Company's consolidated financial statements for the year ended December 31, 2002. The decision was recommended to the Board of Directors by the Audit
Committee and approved by the Board of Directors. The decision to change independent auditors was the result of a competitive bidding process for such audit services planned since the fourth quarter of 2001 and conducted during the first quarter of 2002. The current circumstances surrounding Andersen were considered as part of the evaluation process.

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

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

         Selected Financial Data

         Report of Independent Public Accountants

         Consolidated Balance Sheets  -  December 31, 2001 and 2000

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

         Notes to Consolidated Financial Statements

         Quarterly Financial Data (Unaudited)

         Common Stock Market Prices (Unaudited)

         Management's Discussion and Analysis of Results of Operations and
              Financial Condition

(a)  2.  Financial Statement Schedules
              Report of Independent Public Accountants on Schedules

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Argonaut Group, Inc.'s annual report to shareholders' incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, based on our audit and the report of other auditors, fairly state in all material respects then financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                            ARTHUR ANDERSEN LLP


San Francisco, California
January 29, 2002

                                              ARGONAUT GROUP, INC.
                                                  SCHEDULE II
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                ($ in millions)


BALANCE SHEETS

                                                                          December 31,
                                                                   ------------- ------------
                                                                        2001          2000
                                                                   ------------- ------------
                                                                   ------------- ------------
Assets
   Short-term investments                                          $        4.4  $       1.0
   Cash and cash equivalents                                                0.1          0.1
   Investment in subsidiaries                                             446.6        493.6
   Goodwill                                                                27.4         30.0
   Deferred Federal income taxes                                            0.5          5.8
   Other assets                                                             8.8         10.3
                                                                   ------------- ------------

Total Assets                                                       $      487.8  $     540.8
                                                                   ============= ============

Liabilities & Shareholders' Equity
   Income taxes payable                                            $        3.1  $       3.6
   Other liabilities                                                        2.3          3.3
   Due to subsidiaries                                                     34.9         32.8
                                                                   ------------- ------------

Total Liabilities                                                          40.3         39.7

Shareholders Equity                                                       447.5        501.1
                                                                   ------------- ------------

Total Liabilities and Shareholders' Equity                         $      487.8  $     540.8
                                                                   ============= ============

STATEMENTS OF OPERATIONS


                                                                  For the Years Ended December 31,
                                                           ---------------  ----------------  --------------
                                                                 2001              2000             1999
                                                           ---------------  ----------------  --------------

Revenues                                                     $     (0.5)       $      3.8      $        3.7

Expenses:
  Amortization of goodwill                                          2.8               2.8               2.8
  Other expenses                                                    4.1               9.5               5.0
                                                           ---------------  ----------------  --------------
  Total operating expenses                                          6.9              12.3               7.8
                                                           ---------------  ----------------  --------------

Loss before tax and undistributed earnings                        (7.4)             (8.5)             (4.1)
Benefit for income taxes                                          (1.2)             (4.5)             (0.4)
                                                           ---------------  ----------------  --------------

Net loss before equity in earnings of subsidiaries                (6.2)             (4.0)             (3.7)

Equity in earnings (loss) of subsidiaries                           9.1            (79.3)            (11.5)
                                                           ---------------  ----------------  --------------

Net income (loss)                                           $       2.9       $    (83.3)      $     (15.2)
                                                           ===============  ===============   ==============

                                                         ARGONAUT GROUP, INC.
                                                              SCHEDULE II
                                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                            ($ in millions)


STATEMENTS OF CASH FLOW


                                                                               For the Years Ended
                                                                                  December 31,
                                                                         2001         2000        1999
                                                                       --------     -------     --------

Cash flows from operating activities:
   Net income (loss)                                                    $ 2.9       $(83.3)     $(15.2)
   Adjustments to reconcile net income (loss) to
   net cash provided by operations:
     Amortization                                                         2.8          2.8          2.8
     Undistributed loss (earnings) in subsidiaries                       (9.1)        79.3         11.5
     Dividend from subsidiaries                                          34.1         50.6         66.4
     Change in deferred federal income tax payable                        5.3         (2.5)        (0.6)
     Change in due from/to subsidiaries                                   2.1         (3.2)        13.3
     Change in federal income tax payable                                (0.5)         2.8         (6.2)
     Other, net                                                          (1.2)         1.1          0.1
                                                                       --------     --------     --------
   Net cash provided by operations                                       36.4         47.6         72.1
                                                                       --------     --------     --------

Cash flows from investing activities:
     Change in short-term investments                                    (3.4)        (0.9)        10.0
                                                                       --------     --------     --------
   Net cash provided (used) by investing activities                      (3.4)        (0.9)        10.0
                                                                       --------     --------     --------

Cash flows from financing activities:
     Retirement of common stock                                          (3.2)       (10.6)       (44.1)
     Payment of cash dividend                                           (29.8)       (36.2)       (38.9)
     Exercise of stock options                                            -            -            0.8
                                                                       --------     --------     --------
   Net cash used by financing activities                                (33.0)       (46.8)       (82.2)
                                                                       --------     --------     --------

Change in cash & cash equivalents                                         -           (0.1)        (0.1)
Cash & cash equivalents, beginning of period                              0.1          0.2          0.3
                                                                       --------     --------     --------
Cash & cash equivalents, end of period                                  $ 0.1        $ 0.1       $  0.2
                                                                       ========     ========     ========


                                                    ARGONAUT GROUP, INC.
                                                        SCHEDULE III
                                             SUPPLEMENTARY INSURANCE INFORMATION
                                        Years Ended December 31, 2001, 2000, and 1999
                                                       ($ in millions)


                                                                                                 Amort.
                                      Future             Other     Premium  Net Invt  Ben Loss (Deferral)   Other  Premiums
                               DPAC   Benefits    UPR    Payables   Revenue   Income    & LAE     DPAC      Insur.  Written
                                                                                                             Exp
          Segment              (a)       (b)       (c)      (d)       (e)     (f)(1)     (g)      (h)       (i)(2)    (j)
------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2001

Specialty E&S                  $ 15.7  $  145.9   $ 64.1  $  -      $   36.8   $ 3.4     $ 22.3   $  -       $ 12.3   $  39.8
Specialty Commercial              6.6     155.3     43.3     -          54.5     6.7       40.3    (1.2)       17.2      55.3
Specialty Workers' Comp            -      846.6     56.3     -         124.8    40.4      125.8      -         55.7     115.7
MGU                                -        -         -      -           5.8     0.1        6.2    (0.8)        0.9       8.8
Run-off Lines                      -        -         -      -            -       -        (5.1)     -          5.1        -
Corporate & Other                  -        -         -      -            -      3.0        0.2      -          7.5        -
                             --------- --------- -------- --------- --------- --------- -------- --------- --------- ---------
                               $ 22.3  $1,147.8   $163.8  $  -      $  221.9   $53.6     $189.7   $(2.0)     $ 98.7   $ 219.6
                             ========= ========= ======== ========= ========= ========= ======== ========= ========= =========


Year Ended December 31, 2000

Specialty E&S                  $   -    $   -     $   -   $  -      $     -    $         $   -    $  -       $   -    $    -
Specialty Commercial               -       51.1     19.4     -          29.8      5.6      28.2     1.7        12.0      32.7
Specialty Workers' Comp           0.2     879.6     50.3     -          94.2     52.6     206.6     1.4        65.2     129.8
MGU                                -        -         -      -           0.6       -        0.9      -           -        1.4
Run-off Lines                      -        -         -      -            -        -       11.9      -           -         -
Corporate & Other                  -        -         -      -            -       3.8        -       -          2.8       2.8
                             --------- --------- -------- --------- --------- --------- -------- --------- --------- ---------
                               $  0.2   $ 930.7   $ 69.7  $  -      $  124.6   $ 62.0    $247.6    $3.1      $ 80.0   $ 163.9
                             ========= ========= ======== ========= ========= ========= ======== ========= ========= =========


Year Ended December 31, 1999

Specialty E&S                  $   -    $   -     $   -   $  -      $     -    $   -     $   -     $ -       $   -    $    -
Specialty Commercial              1.9      52.2     15.9     -          31.4      6.0      27.0      -         11.0      31.2
Specialty Workers' Comp           1.4     845.2     28.0     -          61.6     58.1      93.0     1.5        50.1      91.0
MGU                                -        -         -      -            -        -         -       -           -         -
Run-off Lines                      -        -         -      -            -        -        1.4      -           -         -
Corporate & Other                  -        -         -      -            -       4.4        -       -          2.0        -
                             --------- --------- -------- --------- --------- --------- -------- --------- --------- ---------
                               $  3.3   $ 897.4   $ 43.9  $  -      $   93.0   $ 68.5    $121.4    $1.5      $ 63.1   $ 122.2
                             ========= ========= ======== ========= ========= ========= ======== ========= ========= =========

(a)  Deferred Policy Acquisition Costs                                        (h)  Amortization of Deferred Policy
                                                                              Acquisition Costs
(b)  Future Policy Benefits, Claims, and Claim Adjustment Expenses            (i)   Other Insurance Expenses
(c)  Unearned Premiums                                                        (j)   Premiums Written
(d)  Other Policy Claims and Benefits Payable
(e)  Premium Revenue                                                          (1)  Net investment income allocated based upon
                                                                              each
(f)   Net Investment Income                                                          segment's share of investable funds
(g)  Benefits, Claims, and Claim Adjustment Expenses                          (2)  Other insurance expenses allocated based
                                                                                  on specific identification, where possible,
                                                                                  and related
                                                                                     activities.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Argonaut Group, Inc.
                                        (Registrant)



                                      /s/  Mark E. Watson, III
                                      -------------------------
                                      Mark E. Watson, III
                                      Chief Executive Officer and President
                                       (principal executive officer)



                                      /s/  Mark W. Haushill
                                      -------------------------
                                      Mark W. Haushill
                                      Chief Financial Officer, Vice President
                                       and Treasurer (principal financial and
                                       accounting officer)

Dated:  April 10, 2002