Form 10-Q
period 2002-03-31
ARGONAUT GROUP INC
filed 2002-05-15
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2002.

Title                                                        Outstanding

Common Stock, par value $0.10 per share                       21,562,738

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

   Item 1.  Condensed Consolidated Financial Statements:

      Consolidated Balance Sheets
       March 31, 2002 and December 31, 2001...............................   3

      Consolidated Statements of Operations
       Three months ended March 31, 2002 and 2001.........................   4

      Consolidated Statements of Comprehensive Income
       Three months ended March 31, 2002 and 2001.........................   5

      Consolidated Statements of Cash Flow
       Three months ended March 31, 2002 and 2001.........................   6

      Notes to Condensed Consolidated Financial Statements................   7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................  12

  Item 3.  Market Risks...................................................  17

Part II. OTHER INFORMATION:

  Item 1.  Legal Proceedings..............................................  18
  Item 2.  Changes in Securities and Use of Proceeds......................  18
  Item 3.  Default Upon Senior Securities.................................  18
  Item 4.  Submission of Matters to a vote of Security Holders............  19
  Item 5.  Other Information..............................................  19
  Item 6.  Exhibits and Reports on Form 8K  ..............................  19



  Signatures..............................................................  20

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                                    ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                               (Dollars in millions, except per share amounts)

                                                                          March 31,              December 31,
                                                                             2002                  2001
                                                                     -----------------     -----------------
                                                                         (Unaudited)

Assets
    Investments:
       Fixed maturities, available for sale, at fair value                    $   775.4             $   779.4
          (cost: 2002 - $773.3; 2001 - $767.1)
       Equity securities, available for sale, at fair value                       346.1                 326.3
          (cost: 2002 - $178.4; 2001 - $175.6)
       Other long term, at fair value                                               4.6                   4.8
          (cost: 2002 - $5.0; 2001 - $5.2)
       Short-term investments, at fair value                                       41.6                  42.7
                                                                       -----------------     -----------------
    Total investments                                                           1,167.7               1,153.2
                                                                       -----------------     -----------------
    Cash and cash equivalents                                                      31.3                  14.0
    Accrued investment income                                                      10.8                  12.5
    Receivables:
       Due from insureds                                                          186.6                 187.9
       Due from reinsurance                                                       251.9                 256.5
    Goodwill                                                                      103.0                 102.4
    Deferred federal income tax asset, net                                         72.5                  78.1
    Deferred acquisition costs                                                     25.1                  22.3
    Prepaid assets                                                                  3.7                   3.7
    Other assets                                                                   38.3                  32.6
                                                                       -----------------     -----------------
Total assets                                                                  $ 1,890.9             $ 1,863.2
                                                                       =================     =================

Liabilities and Shareholders' Equity
    Reserves for losses and loss adjustment expenses                          $ 1,142.9             $ 1,147.8
    Unearned premiums                                                             177.5                 163.7
    Accrued underwriting expenses and funds held                                   73.3                  65.0
    Income taxes payable, net                                                       4.9                   5.0
    Other liabilities                                                              36.0                  34.2
                                                                       -----------------     -----------------
Total liabilities                                                               1,434.6               1,415.7
                                                                       -----------------     -----------------

Shareholders' equity:
    Common stock - $0.10 par, 35,000,000 shares authorized 21,562,238 and
       21,557,238 shares issued and outstanding
       at March 31, 2002 and December 31, 2001, respectively                        2.2                   2.2
    Additional paid-in capital                                                     93.7                  93.6
    Retained earnings                                                             250.2                 246.0
    Accumulated other comprehensive income                                        110.2                 105.7
                                                                       -----------------     -----------------
Total shareholders' equity                                                        456.3                 447.5
                                                                       -----------------     -----------------
Total liabilities and shareholders' equity                                    $ 1,890.9             $ 1,863.2
                                                                       =================     =================

See accompanying notes.

                            ARGONAUT GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in millions, except per share amounts)
                                         (Unaudited)


                                                                     Three Months Ended
                                                               -------------------------------

                                                                 March 31,        March 31,
                                                                   2002             2001
                                                               --------------   --------------
Premiums and other revenue:
    Earned premiums                                                   $ 84.6           $ 29.6
    Net investment income                                               13.3             13.7
    Gains on sales of investments                                        8.1              2.1
                                                               --------------   --------------
Total revenue                                                          106.0             45.4
                                                               --------------   --------------

Expenses:
    Losses and loss adjustment expenses                                 62.6             26.4
    Underwriting, acquisition, and
      insurance expenses                                                32.6             19.4
                                                               --------------   --------------
Total expenses                                                          95.2             45.8
                                                               --------------   --------------

Income (loss) before income taxes                                       10.8             (0.4)
Provision (benefit) for income taxes                                     3.3             (0.7)
                                                               --------------   --------------
Net income                                                            $  7.5           $  0.3
                                                               ==============   ==============

Net income per common share:
        Basic                                                         $ 0.35           $ 0.02
                                                               ==============   ==============
        Diluted                                                       $ 0.34           $ 0.02
                                                               ==============   ==============

Dividends declared per common share:                                  $ 0.15           $ 0.41
                                                               ==============   ==============

Weighted average common shares:
        Basic                                                     21,557,870       21,733,653
                                                               ==============   ==============
        Diluted                                                   21,663,690       21,737,994
                                                               ==============   ==============

See accompanying notes.

                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (Dollars in millions)
                                           (Unaudited)

                                                                      Three Months Ended
                                                                -------------------------------

                                                                  March 31,        March 31,
                                                                    2002             2001
                                                                --------------   --------------

Net income                                                             $  7.5          $   0.3
                                                                --------------   --------------
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                           15.0            (22.2)
      Reclassification adjustment for gains included
        in net income or loss                                            (8.1)            (2.1)
                                                                --------------   --------------
Other comprehensive income (loss) before tax                              6.9            (24.3)
Income tax expense (benefit) related to other
    comprehensive income (loss)                                           2.4             (8.5)
                                                                --------------   --------------
Other comprehensive income (loss), net of tax                             4.5            (15.8)
                                                                --------------   --------------
Comprehensive income (loss)                                            $ 12.0          $ (15.5)
                                                                ==============   ==============

See accompanying notes

                                  ARGONAUT GROUP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (Dollars in millions)
                                               (Unaudited)

                                                                                    Three Months Ended
                                                                               ----------------------------
                                                                                March 31,       March 31,
                                                                                   2002           2001
                                                                               -------------   ------------
Cash flows from operating activities:
    Net income                                                                       $  7.5         $  0.3
    Adjustments to reconcile net income to
      net cash provided (used) by operations:
         Amortization and depreciation                                                  2.0            1.4
         Deferred federal income tax expense (benefit)                                  3.0           (0.3)
         Gains on sales of investments                                                 (8.1)          (2.1)
    Change in:
    Accrued investment income                                                           1.7            6.6
    Receivables                                                                         5.9           (3.1)
    Unearned premiums on ceded reinsurance                                             (2.6)          (1.4)
    Reserves for losses and loss adjustment expenses                                   (4.9)         (21.6)
    Unearned premiums                                                                  13.8            7.6
    Other assets and liabilities, net                                                   0.6           11.4
                                                                               -------------   ------------
Cash provided (used) by operating activities                                           18.9           (1.2)
                                                                               -------------   ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                                21.9              -
    Maturities and mandatory calls of fixed maturity investments                       24.5          237.8
    Sales of equity securities                                                         11.1            7.6
    Purchases of fixed maturity investments                                           (54.1)         (98.3)
    Purchases of equity securities                                                     (5.7)          (6.7)
    Changes in short-term investments                                                   1.1         (112.4)
    Other, net                                                                          2.8              -
                                                                               -------------   ------------
Cash provided by investing activities                                                   1.6           28.0
                                                                               -------------   ------------

Cash flows from financing activities:
    Repurchase of common stock                                                            -           (2.7)
    Payment of cash dividend                                                           (3.2)          (8.9)
                                                                               -------------   ------------
Cash used by financing activities:                                                     (3.2)         (11.6)
                                                                               -------------   ------------

Change in cash and cash equivalents                                                    17.3           15.2
Cash and cash equivalents, beginning of period                                         14.0            7.2
                                                                               -------------   ------------
Cash and cash equivalents, end of period                                             $ 31.3         $ 22.4
                                                                               =============   ============

Additional disclosure:
    Income taxes paid                                                                $  0.4         $    -
                                                                               =============   ============

See accompanying notes

           ARGONAUT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Argonaut Group Inc. and subsidiaries (collectively "Argonaut Group" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 (incorporated by reference in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001).

The interim financial data as of March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.
SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.
SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, companies are no longer permitted to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142 applicable to business combinations completed after June 30, 2001.

As of January 1, 2002, the Company adopted the remaining provisions of SFAS No. 141 and SFAS No. 142. These remaining provisions describe the accounting for intangible assets and goodwill subsequent to initial recognition. Had the provisions of SFAS 142 been effective for the three months ended March 31, 2001, the Company would not have recognized amortization expense of $0.7 million, resulting in net income of $1.0 million compared to net income of $0.3 million. Basic and dilutive earnings per share would have increased
$0.03 per share from $0.02 per share to $0.05 per share.

Intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the standards. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets will be reduced to fair value. The Company has not yet completed its evaluation.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the consolidated results of operations and financial position.

Note 3 - Dividends Declared

On April 30, 2002, the Company declared a quarterly cash dividend of $0.15 per common share payable to shareholders of record May 14, 2002. The dividend will be paid on May 29, 2002.

Note 4 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three months ended March 31, 2002 and 2001.


                                                                     Three Months Ended
                                                           --------------------------------------
                                                               March 31,            March 31,
(Dollars in millions except per share data)                      2002                 2001
                                                           ------------------    ----------------

Net income                                                             $ 7.5               $ 0.3
                                                           ==================    ================

Weighted average shares-basic                                     21,557,870          21,733,653
Effect of dilutive securities:
Stock options                                                        105,820               4,341
                                                           ------------------    ----------------

Weighted average shares-diluted                                   21,663,690          21,737,994
                                                           ==================    ================

Net income per common share-basic                                     $ 0.35              $ 0.02
Net income  per common share-diluted                                  $ 0.34              $ 0.02


Note 5 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $35.9 million and $49.7 million as of March 31, 2002 and 2001, respectively.

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                      ------------------------

(Dollars in millions)                                                                      2002         2001
                                                                                      -----------  -----------

Net reserves - beginning of the year                                                    $  929.5      $ 757.6

Add:
 Loss and LAE incurred during calendar year, net of reinsurance
  Current accident year                                                                     61.2         31.6
  Prior accident years                                                                       1.4         (5.2)
                                                                                      -----------  -----------
 Loss and LAE incurred during current accident year, net of reinsurance                     62.6         26.4

Deduct:
 Loss and LAE payments made during current calendar year, net of reinsurance:
  Current accident year                                                                      6.2          4.3
  Prior accident years                                                                      59.0         41.6
                                                                                      -----------  -----------
 Loss and LAE payments made during current calendar year, net of reinsurance:               65.2         45.9
                                                                                      -----------  -----------
Net reserves, end of period                                                                926.9        738.1

Add:
 Reinsurance recoverable on unpaid losses & LAE, end of period                             216.0        171.0
                                                                                      -----------  -----------
Gross reserves - end of period                                                          $1,142.9      $ 909.1
                                                                                      ===========  ===========

Note 6 - Business Segments

As of March 31, 2002, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. The results of operations for the three months ended March 31, 2002 include the activities of Colony Insurance Group, included in the excess and surplus lines segment, and Rockwood Casualty Insurance Group, included in the specialty commercial segment, both acquired by the Company in the third quarter of 2001. Prior periods have been restated to reflect the current segments.

                      Excess &                    Specialty
                      Surplus      Specialty       Workers'         Public      Run-off    Corporate
(Dollars in millions)  Lines      Commercial     Compensation       Entity       Lines      & Other       Total
                    -----------  ------------  ---------------  -------------  ---------  -----------  -----------
Three months ended March 31, 2002

Earned premiums         $ 28.7        $ 24.9         $   29.2          $ 1.8        $ -        $   -     $   84.6
Total expenses            28.0          25.5             38.9            2.0          -          0.8         95.2
                    -----------  ------------  ---------------  -------------  ---------  -----------  -----------
Net underwriting
   income (loss)           0.7          (0.6)            (9.7)          (0.2)         -         (0.8)       (10.6)
Investment income          2.2           2.6              8.4            0.1          -            -         13.3
                    -----------  ------------  ---------------  -------------  ---------  -----------  -----------
Net operating
   income (loss)        $  2.9        $  2.0         $   (1.3)         $(0.1)       $ -        $(0.8)    $    2.7
                    ===========  ============  ===============  =============  =========  ===========  ===========

Gains on sales of
   investments      ..................................................................................        8.1
Provision for
   income tax       ..................................................................................        3.3
                                                                                                       -----------
Net income          ..................................................................................   $    7.5
                                                                                                       ===========
Total identifiable
   assets               $307.9        $304.6         $1,234.1          $19.4        $ -        $24.9     $1,890.9
                    ===========  ============  ===============  =============  =========  ===========  ===========

                      Excess &                    Specialty
                      Surplus      Specialty       Workers'         Public      Run-off    Corporate
(Dollars in millions)  Lines      Commercial     Compensation       Entity       Lines      & Other       Total
                    -----------  ------------  ---------------  -------------  ---------  -----------  -----------

Three months ended March 31, 2001

Earned premiums            $ -        $  8.1         $   21.1          $ 0.4        $ -        $   -     $   29.6
Total expenses               -          10.9             33.6            0.7          -          0.6         45.8
                    -----------  ------------  ---------------  -------------  ---------  -----------  -----------
Net underwriting
   income (loss)             -          (2.8)           (12.5)          (0.3)         -         (0.6)       (16.2)
Investment income            -           1.3             12.4              -          -            -         13.7
                    -----------  ------------  ---------------  -------------  ---------  -----------  -----------
Net operating
   income (loss)           $ -        $ (1.5)        $   (0.1)         $(0.3)       $ -        $(0.6)    $   (2.5)
                    ===========  ============  ===============  =============  =========  ===========  ===========

Gains on sales of
   investments      .................................................................................         2.1
Provision for
   income tax       .................................................................................        (0.7)
                                                                                                       -----------
Net income          .................................................................................    $    0.3
                                                                                                       ===========
Total identifiable
   assets                  $ -        $119.8         $1,401.9          $   -        $ -        $18.6     $1,540.3
                    ===========  ============  ===============  =============  =========  ===========  ===========

Note 7 - Subsequent Events

On May 6, 2002, the Company announced it completed the acquisition for the renewal rights and certain other assets of Fulcrum Insurance Company ("Fulcrum"), a subsidiary of the SCOR Group. Fulcrum is an excess and surplus lines underwriter concentrating in specialized property, transportation and general liability risks. The renewal business will be included in the excess and surplus lines segment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated results of operations and financial condition of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three months ended March 31, 2002 and 2001. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's 2001 Annual Report on Form 10-K.

Overview

As of March 31, 2002, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. The results of operations for the three months ended March 31, 2002 include the activities of Colony Insurance Group ("Colony"), included in the excess and surplus lines segment, and Rockwood Casualty Insurance Group ("Rockwood"), included in the specialty commercial segment, both acquired by the Company in the third quarter of 2001.

Results of operations

Consolidated net written premiums were $96.0 million and $39.2 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, Colony's and Rockwood's net written premiums totaled $50.8 million. The remaining increase in consolidated net written premiums was primarily the result of rate increases and new business.

Consolidated net earned premiums were $84.6 million and $29.6 million for the three months ended March 31, 2002 and 2001, respectively. Colony and Rockwood contributed $45.1 million to consolidated net earned premiums for the three months ended March 31, 2002. The remaining increase was the result of the increase in written premiums discussed above.

Consolidated net investment income was $13.3 million and $13.7 million for the three months ended March 31, 2002 and 2001, respectively. The decrease for the period ended March 31, 2002 was the result of lower investment yields as compared to the same period in 2001.

Consolidated gains on sales of investments were $8.1 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily attributable to sales of certain equity securities by Argonaut Insurance Company.

Consolidated losses and loss adjustment expenses were $62.6 million and $26.4 million for the three months ended March 31, 2002 and 2001, respectively. Colony and Rockwood accounted for $29.6 million of losses and loss adjustment expenses for the three months ended March 31, 2002.

Consolidated underwriting expenses were $32.6 and $19.4 million for the three months ended March 31, 2002 and 2001, respectively. Colony and Rockwood accounted for $14.7 million for the three months ended March 31, 2002. The decrease in consolidated underwriting expenses excluding Colony and Rockwood resulted from cost saving initiatives implemented in the fourth quarter of 2000 and throughout 2001.

Segment Results.

Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three months ended March 31, 2002. The Company did not have a comparable segment for the three months ended March 31, 2001.

                                          Three months ended
                                              March 31,
(Dollars in millions)                       2002       2001
                                          --------   --------

Net written premiums                       $ 33.3        $ -

Earned premiums                              28.7          -
Losses and loss adjustment expenses          17.9          -
Underwriting expense                         10.1          -
                                          --------   --------
Underwriting income                        $  0.7        $ -
                                          ========   ========

For the quarter ended March 31, 2002, the excess and surplus lines segment, written through Colony, generated an underwriting profit of $0.7 million and a combined ratio of 97.5%.

The hardening market has created growth opportunities as certain classes of business have shifted to the excess and surplus lines market from the standard market. The excess and surplus lines segment has achieved rate increases in virtually all lines of business and submission activity on new business has increased significantly.

Losses and loss adjustment expenses for the three months ended March 31, 2002 resulted in a loss ratio of 62.5%. The expense ratio for the three months ended March 31, 2002 was 35.0%.

On May 6, 2002, the Company announced it had completed the acquisition for the renewal rights and certain other assets of Fulcrum Insurance Company ("Fulcrum"), a subsidiary of the SCOR Group. Fulcrum is an excess and surplus lines underwriter concentrating in specialized property, transportation and general liability. The renewal business will be included in this segment.

Specialty Commercial. The following table summarizes the specialty commercial results of operations for the three months ended March 31, 2002 and 2001.

                                          Three months ended
                                              March 31,
(Dollars in millions)                       2002       2001
                                          -------    --------

Net written premiums                       $ 26.4     $  9.3

Earned premiums                              24.9        8.1
Losses and loss adjustment expenses          17.7        7.7
Underwriting expense                          7.8        3.2
                                          --------   --------
Underwriting income                        $ (0.6)    $ (2.8)
                                          ========   ========

For the quarter ended March 31, 2002 the specialty commercial segment, written through Rockwood and Argonaut Great Central Insurance Company ("Argonaut Great Central"), generated an underwriting loss of $0.6 million and a combined ratio of 102.3%, compared to an underwriting loss of $2.8 million and a combined ratio of 135.0% for the same period ended 2001.

Net written premiums for the three months ended March 31, 2002 increased $17.1 million with $17.5 million attributable to Rockwood. Rockwood's business benefited from rate increases of approximately 10% compared to 2001, a retention rate of approximately 88% and new business opportunities. Argonaut Great Central's net written premiums in the first quarter of 2002 were comparable to the same period in 2001. Argonaut Great Central has implemented rate increases in 2002 ranging from 15% to 25% depending on line of business, and has maintained a retention rate of approximately 83%.

Net earned premiums for the three months ended March 31, 2002 include $16.4 million contributed by Rockwood. Argonaut Great Central's net earned premiums in the first quarter of 2002 were comparable to the same period in 2001.

The specialty commercial segment's loss ratio for the first quarter of 2002 was 70.9% compared to 95.7% in the comparable quarter of 2001. Losses and loss adjustment expenses increased $10.0 million in the first quarter of 2002 compared to 2001 primarily due to $11.7 million attributable to Rockwood. Rockwood's loss ratio was 71.3% for the three months ended March 31, 2002. Argonaut Great Central's loss ratio improved due to a reduction in catastrophe losses as compared to the same period of 2001. The implementation of more stringent underwriting standards at Argonaut Great Central has resulted in a reduction of the loss ratio from 95.7% for the three months ended March 31, 2001 to 70.1% for the same period in 2002.

The expense ratio for the specialty commercial segment decreased to 31.4% in the first quarter of 2002 versus 39.3% in the first quarter of 2001. Underwriting expenses increased by $4.6 million for the three months ended March 31, 2002 and include $4.8 million attributable to Rockwood. Rockwood's expense ratio was 29.3% in the first quarter of 2002. Argonaut Great Central's expense ratio decreased during the three months ended March 31, 2002 to 35.6% as compared to 39.3% for the same period in 2001.

Specialty Workers' Compensation. The following table summarizes the specialty workers' compensation results of operations for the three months ended March 31, 2002 and 2001.

                                          Three months ended
                                              March 31,
(Dollars in millions)                       2002       2001
                                          --------   --------

Net written premiums                       $ 33.8    $  29.0

Earned premiums                              29.2       21.1
Losses and loss adjustment expenses          25.6       18.3
Underwriting expense                         13.3       15.3
                                          --------   --------
Underwriting income                        $ (9.7)   $ (12.5)
                                          ========   ========

For the quarter ended March 31, 2002 the specialty workers' compensation segment, written through Argonaut Insurance Company, generated an underwriting loss of $9.7 million and a combined ratio of 133.5%, compared to an underwriting loss of $12.4 million and a combined ratio of 158.8% for the same period ended 2001.

Increases in net written premiums for the three months ended March 31, 2002 as compared to the same period ended 2001 were due to rate increases implemented throughout 2001, additional premiums resulting from final policy billings and new business.

Net earned premiums increased for the three months ended March 31, 2002 due to the increase in premiums written as discussed above.

Losses and loss adjustment expenses for the three months ended March 31, 2002 resulted in a loss ratio of 87.9%, compared to 86.4% for the same period in 2001. Although this segment has implemented rate increases in 2001 and 2002, losses and loss adjustment expenses were accrued at levels consistent with 2001 due to the instability of workers' compensation underwriting results, particularly in California.

The expense ratio for the first quarter of 2002 improved significantly to 45.6% compared to 72.3% for the first quarter of 2001. Underwriting expenses decreased $2 million in the current quarter of 2002 versus the first quarter of 2001 due to cost savings initiatives. Underwriting expenses for the three months ended March 31, 2002 included an accrual of $1.0 million related to the settlement of a lawsuit. Refer to "Legal Proceeding" in Part II of this Form 10-Q for further discussion.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three months ended March 31, 2002 and 2001.

                                          Three months ended
                                              March 31,
(Dollars in millions)                      2002       2001
                                          --------   -------

Net written premiums                       $  2.5     $  0.9

Earned premiums                               1.8        0.4
Losses and loss adjustment expenses           1.3        0.4
Underwriting expense                          0.7        0.3
                                          --------   --------
Underwriting income                        $ (0.2)    $ (0.3)
                                          ========   ========

For the quarter ended March 31, 2002 the public entity segment, written through Trident Insurance Services ("Trident"), generated an underwriting loss of $0.2 million and a combined ratio of 112.7%, compared to an underwriting loss of $0.3 million and a combined ratio of 163.0% for the same period ended 2001.

The increase in net written premiums and earned premiums for the three months ended March 31, 2002 as compared to the same period in 2001 was primarily attributable to new business.

Liquidity

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the three months ended March 31, 2002, net cash provided by operating activities was $18.9 million, compare to net cash used for operating activities of $1.2 million for the same period ended 2001. The increase in cash inflows was primarily attributable to improved underwriting results from rate increases implemented in 2001 and cost savings initiatives.

As of March 31, 2002, the Company has repurchased approximately 7.9 million shares of common stock out of an authorized 10 million shares available for repurchase. During the three months ended March 31, 2002, the Company did not repurchase additional shares of its common stock.

For the three months ended March 31, 2002, the Company has received dividends of $5.0 million from Argonaut Insurance Company, the Company's principal insurance subsidiary. The dividends from subsidiaries are the primary source of funds for liquidity, shareholder dividends and stock repurchases.

Refer to "Management's Discussion and Analysis on Operating Results and Financial Condition - Liquidity" in the Company's 2001 Annual Report on Form 10-K for further discussion on the Company's liquidity.

Recent Accounting Pronouncements and Significant Accounting Policies

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, companies are no longer permitted to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142 applicable to business combinations completed after June 30, 2001.

As of January 1, 2002, the Company adopted remaining provisions of SFAS No. 141 and SFAS No. 142. These remaining provisions describe the accounting for intangible assets and goodwill subsequent to initial recognition. Intangible assets and goodwill are subject to annual impairment testing using the specific guidance and criteria described in the standards. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets will be reduced to fair value. The Company has not yet completed its evaluation.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the consolidated results of operations and financial position.

Critical Accounting Policies

Refer to "Critical Accounting Policies" in the Company's 2001 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Forward Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Conditions, Quantitative and Qualitative information about Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contains "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

Item 3.  Market Risks

The primary market risk exposures that result in an impact to the investment portfolio relates to equity price changes and interest rate changes. The Company does not hold any foreign currency risk or derivative instruments.

The Company holds a well-diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. At March 31, 2002, investments in equity securities include an investment in the common stock of Curtiss-Wright Corporation which represents approximately 11% (pre-tax) of the total shareholders' equity.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and Argonaut Group reinvests the proceeds at lower interest rates.

Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds and preferred stocks.) Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BAA". During the three months ended March 31, 2002 and 2001, there was no permanent impairment to the Company's investment portfolio.

Management has assessed these risks and believes that there have been no material changes since December 31, 2001.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Superior Construction, Inc. v. Argonaut Insurance Company A putative class action has been filed in Los Angeles Superior Court alleging that Argonaut Insurance Company in isolated instances inadvertently miscoded loss data regarding workers' compensation claims reported to the California Workers Compensation Insurance Rating Bureau from 1989 through 1993. Superior's complaint seeks monetary damages, including punitive damages and costs, as well as injunctive relief.
Following mediation, Argonaut Insurance Company has tentatively agreed, without admitting liability or any wrongdoing and subject to court approval, to enter into a class action settlement resolving all claims. Argonaut Insurance Company has accrued $1.0 million for legal fees as of March 31, 2002. Management is unable to reasonably estimate at this time the amounts which may be paid to class members under the tentative settlement. Therefore, no additional liability has been accrued as of March 31, 2002.

For discussion on additional legal proceeding, reference is made to Item 3 of the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2001.


Item 2.  Changes in Securities and Use of Proceeds

Not applicable


Item 3.  Defaults Upon Senior Securities

Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 30, 2002. Matters submitted to Shareholders at the meeting were as follows:

Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders:

                                               Percentage of
                                  Votes For     shares voted     Votes Withheld
                                 -----------   --------------    --------------
Michael T. Gray                  17,130,445          94%            1,177,587
Jerrold V. Jerome                17,121,813          94%            1,186,219
Judith R. Nelson                 17,094,504          93%            1,213,528
John R. Power, Jr.               17,127,725          94%            1,180,307
George A. Roberts                17,123,779          94%            1,184,253
Fayez S. Sarofim                 16,988,121          93%            1,319,911
Mark E. Watson, III              17,022,281          93%            1,285,751
Gary V. Woods                    17,130,038          94%            1,177,994


Votes were cast in the following manner in connection with the proposal to amend the Company's Amended and Restated Stock Incentive Plan:

                                             Votes                     Broker
                           Votes For        Against    Abstentions    Non-votes
                           ---------       ----------  -----------   ----------
Amended and Restated
  Stock Incentive Plan     11,705,474      3,907,721     122,733     2,572,104


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
       None

(b)      Reports on Form 8K
       None

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



/s/ Mark W. Haushill
---------------------------------------
Mark W. Haushill
Chief Financial Officer, Vice President and Treasurer
   (principal financial and accounting officer)



/s/ Byron J. LeFlore, Jr.
---------------------------------------
Byron J. LeFlore, Jr.
General Counsel, Vice President and Secretary



May 15, 2002