Form 10-Q
period 2002-06-30
ARGONAUT GROUP INC
filed 2002-08-14
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended June 30, 2002

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

     10101 Reunion Place, Suite 500, San Antonio, Texas 78216
       (Address of principal executive offices) (Zip code)

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



   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2002.

Title                                                        Outstanding

Common Stock, par value $0.10 per share                       21,570,988

                              ARGONAUT GROUP, INC.
                               TABLE OF CONTENTS



                                                                       Page No.

Part I. FINANCIAL INFORMATION:

        Item 1. Condensed Consolidated Financial Statements:

                Consolidated Balance Sheets
                 June 30, 2002 and December 31, 2001.......................   3

                Consolidated Statements of Operations
                 Three and six months ended June 30, 2002 and 2001.........   4

                Consolidated Statements of Comprehensive Income (Loss)
                 Three and six months ended June 30, 2002 and 2001.........   5

                Consolidated Statements of Cash Flow
                 Six months ended June 30, 2002 and 2001...................   6

                Notes to Condensed Consolidated Financial Statements.......   7

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............  13

        Item 3. Market Risks...............................................  19

Part II. OTHER INFORMATION:

        Item 1. Legal Proceedings..........................................  20
        Item 2. Changes in Securities and Use of Proceeds..................  21
        Item 3. Default Upon Senior Securities.............................  21
        Item 4. Submission of Matters to a vote of Security Holders........  21
        Item 5. Other Information..........................................  22
        Item 6. Exhibits and Reports on Form 8K  ..........................  22



        Signatures.........................................................  23

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                                    ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                               (Dollars in millions, except per share amounts)

                                                                           June 30,             December 31,
                                                                             2002                  2001
                                                                       -----------------     -----------------
                                                                          (Unaudited)

                                Assets
    Investments:
       Fixed maturities, available for sale, at fair value                      $ 801.2               $ 779.4
          (cost: 2002 - $780.1; 2001 - $767.1)
       Equity securities, available for sale, at fair value                       326.6                 326.3
          (cost: 2002 - $178.3; 2001 - $175.6)
       Other long term, at fair value                                               4.8                   4.8
          (cost: 2002 - $5.4; 2001 - $5.2)
       Short-term investments, at fair value                                       43.6                  42.7
                                                                       -----------------     -----------------
    Total investments                                                           1,176.2               1,153.2
                                                                       -----------------     -----------------

    Cash and cash equivalents                                                      13.8                  14.0
    Accrued investment income                                                      12.9                  12.5
    Receivables:
       Due from insureds                                                          201.5                 187.9
       Due from reinsurance                                                       254.7                 256.5
    Goodwill                                                                      100.2                 102.4
    Deferred federal income tax asset, net                                         70.0                  78.1
    Deferred acquisition costs                                                     31.9                  22.3
    Prepaid assets                                                                  3.8                   3.7
    Other assets                                                                   45.7                  32.6
                                                                       -----------------     -----------------
                               Total assets                                   $ 1,910.7             $ 1,863.2
                                                                       =================     =================

                 Liabilities and Shareholders' Equity
    Reserves for losses and loss adjustment expenses                          $ 1,140.9             $ 1,147.8
    Unearned premiums                                                             201.1                 163.7
    Accrued underwriting expenses and funds held                                   72.9                  65.0
    Income taxes payable, net                                                       1.9                   5.0
    Other liabilities                                                              35.0                  34.2
                                                                       -----------------     -----------------
                          Total liabilities                                     1,451.8               1,415.7
                                                                       -----------------     -----------------


Shareholders' equity:
    Common stock - $0.10 par, 35,000,000 shares authorized 21,566,488 and
       21,557,238 shares issued and outstanding
       at June 30, 2002 and December 31, 2001, respectively                         2.2                   2.2
    Additional paid-in capital                                                     96.1                  93.6
    Retained earnings                                                             253.0                 246.0
    Deferred Stock Compensation                                                    (2.1)                    -
    Accumulated other comprehensive income                                        109.7                 105.7
                                                                       -----------------     -----------------
Total shareholders' equity                                                        458.9                 447.5
                                                                       -----------------     -----------------
              Total liabilities and shareholders' equity                      $ 1,910.7             $ 1,863.2
                                                                       =================     =================

See accompanying notes.

                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in millions, except per share amounts)
                                            (Unaudited)


                                                   Three Months Ended                Six Months Ended
                                              -----------------------------    ----------------------------
                                                        June 30,                         June 30,
                                                  2002            2001             2002           2001
                                              --------------  -------------    -------------  -------------
Premiums and other revenue:
    Earned premiums                                  $ 84.0         $ 37.9          $ 168.6         $ 67.5
    Net investment income                              13.8           12.8             27.1           26.5
    Gains on sales of investments                       5.9            5.0             14.0            7.1
                                              --------------  -------------    -------------  -------------
Total revenue                                         103.7           55.7            209.7          101.1
                                              --------------  -------------    -------------  -------------

Expenses:
    Losses and loss adjustment expenses                61.6           34.4            124.2           60.8
    Underwriting, acquisition, and
      insurance expenses                               32.8           18.6             65.4           38.0
                                              --------------  -------------    -------------  -------------
Total expenses                                         94.4           53.0            189.6           98.8
                                              --------------  -------------    -------------  -------------
                                              --------------  -------------    -------------  -------------

Income (loss) before income taxes                       9.3            2.7             20.1            2.3
Provision (benefit) for income taxes                    3.2            0.8              6.5            0.1
                                              --------------  -------------    -------------  -------------

Net income                                            $ 6.1          $ 1.9           $ 13.6          $ 2.2
                                              ==============  =============    =============  =============

Net income per common share:
        Basic                                        $ 0.28         $ 0.09           $ 0.63         $ 0.10
                                              ==============  =============    =============  =============
         Diluted                                      $ 0.28         $ 0.09           $ 0.63         $ 0.10
                                              ==============  =============    =============  =============

Dividends declared per common share:                 $ 0.15         $ 0.41           $ 0.30         $ 0.82
                                              ==============  =============    =============  =============

Weighted average common shares:
        Basic                                    21,563,823      21,581,259       21,560,847     21,657,456
                                              ==============  =============    =============  =============
          Diluted                                21,698,566      21,587,442       21,677,658     21,659,499
                                              ==============  =============    =============  =============

See accompanying notes.

                                ARGONAUT GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (Dollars in millions)
                                          (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                           --------------------------   --------------------------

                                                                    June 30,                     June 30,
                                                               2002          2001           2002          2001
                                                           ------------  ------------   ------------  ------------


Net income                                                       $ 6.1         $ 1.9         $ 13.6         $ 2.2
                                                           ------------  ------------   ------------  ------------
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                     5.3           6.4           20.2         (15.8)
      Reclassification adjustment for gains included
       in net income or loss                                      (5.9)         (5.0)         (14.0)         (7.1)
                                                           ------------  ------------   ------------  ------------
Other comprehensive income (loss) before tax                      (0.6)          1.4            6.2         (22.9)
Income tax expense (benefit) related to other
    comprehensive income (loss)                                   (0.2)          0.5            2.2          (8.0)
                                                           ------------  ------------   ------------  ------------
Other comprehensive income (loss), net of tax                     (0.4)          0.9            4.0         (14.9)
                                                           ------------  ------------   ------------  ------------
 Comprehensive income (loss)                                      $ 5.7         $ 2.8         $ 17.6       $ (12.7)
                                                           ============  ============   ============  ============


See accompanying notes

                               ARGONAUT GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Dollars in millions)
                                            (Unaudited)

                                                                              Six Months Ended
                                                                          --------------------------
                                                                                   June 30,
                                                                             2002          2001
                                                                          ------------  ------------
Cash flows from operating activities:
    Net income                                                                 $ 13.6         $ 2.2
    Adjustments to reconcile net income to
      net cash provided (used) by operations:
        Amortization and depreciation                                             6.9           3.0
        Deferred federal income tax expense (benefit)                             4.9             -
        Gains on sales of investments                                           (14.0)         (7.1)
    Change in:
      Accrued investment income                                                  (0.4)          2.3
      Receivables                                                               (11.8)        (38.6)
      Unearned premiums on ceded reinsurance                                     (5.5)         (3.1)
      Reserves for losses and loss adjustment expenses                           (6.9)        (14.3)
      Unearned premiums                                                          37.4          18.1
      Other assets and liabilities, net                                         (12.6)          7.6
                                                                          ------------  ------------
Cash provided (used) by operating activities                                     11.6         (29.9)
                                                                          ------------  ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                          36.4          16.5
    Maturities and mandatory calls of fixed maturity investments                 40.5         275.5
    Sales of equity securities                                                   20.2          39.6
    Purchases of fixed maturity investments                                     (93.1)       (144.7)
    Purchases of equity securities                                               (8.2)        (10.8)
    Change in short-term investments                                             (0.9)       (115.4)
    Other, net                                                                   (0.3)            -
                                                                          ------------  ------------
Cash (used) provided by investing activities                                     (5.4)         60.7
                                                                          ------------  ------------

Cash flows from financing activities:
    Repurchase of common stock                                                      -          (3.0)
    Stock options exercised                                                       0.1             -
    Payment of cash dividend                                                     (6.5)        (17.8)
                                                                          ------------  ------------
Cash used by financing activities:                                               (6.4)        (20.8)
                                                                          ------------  ------------

Change in cash and cash equivalents                                              (0.2)         10.0
Cash and cash equivalents, beginning of period                                   14.0           7.2
                                                                          ------------  ------------
Cash and cash equivalents, end of period                                       $ 13.8        $ 17.2
                                                                          ============  ============

Additional disclosure:
    Income taxes paid                                                           $ 0.8         $ 0.6
                                                                          ============  ============

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

The interim financial data as of June 30, 2002 and 2001 and for the three and six months ended June 30, 2002 and 2001 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the consolidated results of operations and financial position.

Note 3 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2002 and 2001.

                                                  Three Months Ended               Six Months Ended
                                            ------------------------------  ------------------------------
                                                       June 30,                        June 30,
(Dollars in millions except per share data)     2002            2001            2002            2001
                                            --------------  --------------  --------------  --------------

Net income                                          $ 6.1           $ 1.9          $ 13.6           $ 2.2
                                            ==============  ==============  ==============  ==============

Weighted average shares-basic                  21,563,823      21,581,259      21,560,847      21,657,456
Effect of dilutive securities:
Stock options                                     134,743           6,183         116,811           2,043
                                            --------------  --------------  --------------  --------------

Weighted average shares-diluted                21,698,566      21,587,442      21,677,658      21,659,499
                                            ==============  ==============  ==============  ==============

Net income per common share-basic                  $ 0.28          $ 0.09          $ 0.63          $ 0.10
Net income  per common share-diluted               $ 0.28          $ 0.09          $ 0.63          $ 0.10


Note 4 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $38.7 million and $50.6 million as of June 30, 2002 and 2001, respectively.

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       -----------------------
(Dollars in millions)                                                                      2002        2001
                                                                                       ----------- -----------

Net reserves - beginning of year                                                          $ 929.6     $ 757.6

Add:
  Loss and LAE incurred during current calendar year, net of reinsurance
   Current accident year                                                                    123.9        62.3
   Prior accident years                                                                       0.3        (1.5)
                                                                                       ----------- -----------
  Loss and LAE incurred during current calendar year, net of reinsurance                   124.2        60.8

Deduct:
  Loss and LAE payments made during current calendar year, net of reinsurance:
   Current accident year                                                                     19.7        13.8
   Prior accident years                                                                     109.1        77.8
                                                                                       ----------- -----------
  Loss and LAE payments made during current calendar year, net of reinsurance:              128.8        91.6
                                                                                       ----------- -----------

Net reserves, end of period                                                                 925.0       726.8

Add
  Reinsurance recoverable on unpaid losses & LAE, end of period                             215.9       189.6
                                                                                       ----------- -----------

Gross reserves - end of period                                                          $ 1,140.9     $ 916.4
                                                                                       =========== ===========

Note 5 - Other Assets

Other assets were comprised of the following:


                                                             June 30,        December 31,
(Dollars in millions)                                          2002              2001
                                                          ---------------   ---------------
Ceded unearned premiums                                           $ 23.3            $ 17.8
Furniture, fixtures and equipment, net                              14.6              10.7
Capital lease                                                        1.4               1.4
Other                                                                6.4               2.7
                                                          ---------------   ---------------

Total other assets                                                $ 45.7            $ 32.6
                                                          ===============   ===============


Note 6 - Goodwill

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

Under SFAS No. 142, the Company is required to perform transitional impairment testing as of the date of adoption. Step one of the transitional goodwill impairment test, which compared the fair values of the Company's reporting units to their respective carrying values, was completed during the six months ended June 30, 2002. No impairment losses were identified as a result of these tests. Therefore, step two of the goodwill impairment test, used to measure the amount of impairment loss, was not required.

Had SFAS No.142 been adopted on the first day of 2001, amortization expense would have been lowered by approximately $0.7 million and $1.4 million for the three and six month periods ended June 30, 2001, respectively. In addition, net income would have increased $0.7 million (or $0.03 per diluted share) to $2.6 million (or $0.12 per diluted share) for the three month period ended June 30, 2001, and $1.4 million (or $0.06 per diluted share) to $3.6 million (or $0.16 per diluted share) for the six month period then ended.

Note 7 - Business Segments

As of June 30, 2002, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. The results of operations for the three and six months ended June 30, 2002 include the activities of Colony Insurance Group, included in the excess and surplus lines segment, and Rockwood Casualty Insurance Group, included in the specialty commercial segment, both acquired by the Company in the third quarter of 2001. Prior periods have been restated to reflect the current segments.

The following is a summary of the operating results by business segment for the three months ended June 30, 2002 and 2001:


For the three months ended
June 30,

                      Excess &                    Specialty
                      Surplus     Specialty        Workers'      Public     Run-off   Corporate
(Dollars in millions)  Lines      Commercial     Compensation    Entity      Lines     & Other       Total
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
2002

Premiums earned          $ 30.9        $ 25.8           $ 25.4      $ 1.9       $ -          $ -       $ 84.0
Total expenses             30.2          25.7             34.4        2.1       0.6          1.4         94.4
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net underwriting
   income (loss)            0.7           0.1             (9.0)      (0.2)     (0.6)        (1.4)       (10.4)
Investment income           2.7           2.4              8.2        0.1         -          0.4         13.8
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net operating
   income (loss)          $ 3.4         $ 2.5           $ (0.8)    $ (0.1)    $(0.6)      $ (1.0)       $ 3.4
                     ----------- -------------  --------------- ----------  --------  -----------  -----------

Gains on sales of
   investments       ---------------------------------------------------------------------------          5.9
Provision for
   income tax        ---------------------------------------------------------------------------          3.2
                                                                                                   -----------
Net income           ---------------------------------------------------------------------------        $ 6.1
                                                                                                   ===========


                      Excess &                    Specialty
                      Surplus     Specialty        Workers'      Public     Run-off   Corporate
(Dollars in millions)  Lines      Commercial     Compensation    Entity      Lines     & Other       Total
                     ----------- -------------  --------------- ----------  --------  -----------  -----------

2001

Premiums earned             $ -         $ 8.5           $ 28.5      $ 0.9       $ -          $ -       $ 37.9
Total expenses                -          10.5             40.8        1.1         -          0.6         53.0
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net underwriting
   income (loss)              -          (2.0)           (12.3)      (0.2)        -         (0.6)       (15.1)
Investment income             -           1.2             11.6          -         -            -         12.8
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net operating
   income (loss)            $ -        $ (0.8)          $ (0.7)    $ (0.2)      $ -       $ (0.6)      $ (2.3)
                     ----------- -------------  --------------- ----------  --------  -----------  -----------

Gains on sales of
   investments       ---------------------------------------------------------------------------          5.0
Provision for
   income tax        ---------------------------------------------------------------------------          0.8
                                                                                                   -----------
Net income           ---------------------------------------------------------------------------        $ 1.9
                                                                                                   ===========


The following is a summary of the operating results by business segment for the six months ended June 30, 2002 and 2001:


For the six months ended
June 30,

                      Excess &                    Specialty
                      Surplus     Specialty        Workers'      Public     Run-off   Corporate
(Dollars in millions)  Lines      Commercial     Compensation    Entity      Lines     & Other       Total
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
2002

Premiums earned          $ 59.6        $ 50.7           $ 54.6      $ 3.7       $ -          $ -      $ 168.6
Total expenses             58.2          51.2             73.3        4.1       0.6          2.2        189.6
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net underwriting
   income (loss)            1.4          (0.5)           (18.7)      (0.4)     (0.6)        (2.2)       (21.0)
Investment income           4.8           5.0             16.6        0.3         -          0.4         27.1
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net operating
   income (loss)          $ 6.2         $ 4.5           $ (2.1)    $ (0.1)    $(0.6)      $ (1.8)       $ 6.1
                     ----------- -------------  --------------- ----------  --------  -----------  -----------

Gains on sales of
   investments       ---------------------------------------------------------------------------         14.0
Provision for
   income tax        ---------------------------------------------------------------------------          6.5
                                                                                                   -----------
Net income           ---------------------------------------------------------------------------       $ 13.6
                                                                                                   ===========


                      Excess &                    Specialty
                      Surplus     Specialty        Workers'      Public     Run-off   Corporate
(Dollars in millions)  Lines      Commercial     Compensation    Entity      Lines     & Other       Total
                     ----------- -------------  --------------- ----------  --------  -----------  -----------

2001

Premiums earned             $ -        $ 16.6           $ 49.6      $ 1.3       $ -          $ -       $ 67.5
Total expenses                -          21.4             74.4        1.8         -          1.2         98.8
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net underwriting
   income (loss)              -          (4.8)           (24.8)      (0.5)        -         (1.2)       (31.3)
Investment income             -           2.5             24.0          -         -            -         26.5
                     ----------- -------------  --------------- ----------  --------  -----------  -----------
Net operating
   income (loss)            $ -        $ (2.3)          $ (0.8)    $ (0.5)      $ -       $ (1.2)      $ (4.8)
                     ----------- -------------  --------------- ----------  --------  -----------  -----------

Gains on sales of
   investments       ---------------------------------------------------------------------------          7.1
Provision for
   income tax        ---------------------------------------------------------------------------          0.1
                                                                                                   -----------
Net income           ---------------------------------------------------------------------------        $ 2.2
                                                                                                   ===========


The following is a summary of identifiable assets by business segment as of June 30, 2002 and December 31, 2001:

                                                         June 30,        December 31,
(Dollars in millions)                                      2002              2001
                                                      ---------------   ---------------
Excess & Surplus Lines                                         376.2             350.9
Specialty Commercial                                           338.1             307.2
Specialty Workers' Compensation                              1,162.0           1,165.9
Public Entity                                                   19.4              15.9
Run-off Lines                                                      -                 -
Corporate & Other                                               15.0              23.3
                                                      ---------------   ---------------

Total Assets                                                 1,910.7           1,863.2
                                                      ===============   ===============


Note 8 - Deferred Stock Compensation

The Shareholders approved the 2002 Amended and Restated Stock Incentive Plan ("the Plan") on April 30, 2002, which resulted in 89,600 shares of restricted stock which were provisionally granted to become effective on that date. On May 1, 2002, an additional 12,000 shares of restricted stock were granted. The shares vest in equal annual installments over a period of two to three years, subject to continued employment. The stock is not issued until the vesting requirements are met, thus the stock does not carry any voting or dividend rights.

Under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", the Company has elected to account for its stock-based compensation under ABP Opinion 25, "Accounting for Stock Issued to Employees." Under APB Opinion 25, the accrual for the shares granted under the plan was recorded at fair market value on the measurement date with a corresponding charge to shareholders' equity representing the unearned portion of the grant. The unearned portion of the grant is amortized as compensation expense on a straight-line basis over the related vesting period. Compensation for the three and six month period ended June 30, 2002 totaled $0.1 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated results of operations and financial condition of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three and six months ended June 30, 2002 and 2001. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's 2001 Annual Report on Form 10-K.

Overview

As of June 30, 2002, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. The results of operations for the three and six months ended June 30, 2002 include the activities of Colony Insurance Group ("Colony"), included in the excess and surplus lines segment, and Rockwood Casualty Insurance Group ("Rockwood"), included in the specialty commercial segment, both acquired by the Company in the third quarter of 2001, as well as business resulting from the renewal rights acquired from Fulcrum Insurance Company ("Fulcrum") - see segment results.

Consolidated results of operations

The following table summarizes the results from operations for the three and six month periods ended June 30, 2002 and 2001, respectively:


                                                         Three months ended          Six months ended
                                                              June 30,                  June 30,
(Dollars in millions)                                     2002        2001          2002          2001
                                                        ----------  ----------   ------------  ------------
Premiums earned                                            $ 84.0      $ 37.9        $ 168.6        $ 67.5
Net investment income                                        13.8        12.8           27.1          26.5

Losses and loss adjustment expenses                          61.6        34.4          124.2          60.8
Underwriting, acquisition and
insurance expenses                                           32.8        18.6           65.4          38.0

Operating income (loss), net of tax                           2.3        (1.4)           4.5          (2.4)
                                                        ----------  ----------   ------------  ------------

Net income                                                  $ 6.1       $ 1.9         $ 13.6         $ 2.2
                                                        ==========  ==========   ============  ============

Premiums earned increased for the three and six month periods ended June 30, 2002 due to the addition of Colony and Rockwood. Premiums earned by Colony and Rockwood totaled $47.9 million and $93.0 million for the three and six month periods ended June 30, 2002, respectively.

Increases in net investment income was the result of higher invested balances during the three and six months ended June 30, 2002 as compared to 2001, which were partially offset by lower yields for these periods. As of June 30, 2002, total investments were approximately $1.2 billion, compared to $1.0 billion as of June 30, 2001.

For the quarter ended June 30, 2002, losses and loss adjustment expenses aggregated $61.6 million versus $34.4 million for the same period of 2001. The increase in losses and loss adjustment expenses was primarily attributable to the acquisition of Colony and Rockwood. The Company's loss ratio improved to 73.3% in the current quarter compared to 90.8% for the same period in 2001. The improvement in the loss ratio was attributable to Colony and Rockwood coupled with rate increases and underwriting changes in the specialty commercial business as written by Argonaut Great Central Insurance Company ("Argonaut Great Central") - see segment discussion.

The Company's underwriting, acquisition and insurance expenses increased to $32.8 million for the three months ended June 30, 2002 from $18.6 million for the same quarter of 2001 due primarily to premium volume produced by Colony and Rockwood. The expense ratio for the three months ended June 30, 2002 improved to 38.7% versus 49.1% in the comparable quarter of 2001. This was primarily due to the addition of Colony and Rockwood in 2002, the effect of which was to lower the weighted average Company expense ratio. The expense ratio for the six months ended June 30, 2002 also improved to 38.8% from 56.3% in the six months ended 2001 for the same factors previously noted.

Operating income is defined as net income excluding after-tax realized investment results. Since operating income excludes the effects of realized gains and losses attributable to the Company's investment portfolio, management believes it presents the underlying results of operations of the Company's primary businesses. Operating income should not be viewed as a substitute for net income determined in accordance with GAAP. Consolidated operating income for the three months ended June 30, 2002 was $2.3 million compared to an operating loss of $1.4 million for the comparable quarter in 2001. Operating income for the six months ended June 30, 2002 was $4.5 million compared to an operating loss of $2.4 million for the six months then ended in 2001. Improvement in operating income was attributable primarily to the addition of Colony and Rockwood, which reported operating income of $3.3 million and $6.3 million for the three and six month period ended June 30, 2002, respectively.

Segment Results.

Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three and six months ended June 30, 2002. On May 6, 2002, the Company announced it had completed the acquisition for the renewal rights and certain other assets of Fulcrum, a subsidiary of the SCOR Group. Fulcrum is an excess and surplus lines underwriter concentrating in specialized property and general liability. The Fulcrum business is included in this segment for the three and six months ended June 30, 2002 from the date of acquisition. Premiums earned from the date of acquisition through June 30, 2002 were approximately $0.3 million, losses and loss adjustment expenses totaled $0.3 million and underwriting expenses aggregated $1.1 million. The Company did not have a comparable segment for the same periods in 2001.

                                                     Three months ended          Six months ended
                                                          June 30,                  June 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------  ----------   -----------  -------------
Net written premiums                                   $ 41.8         $ -         $ 75.1           $ -
                                                    ==========  ==========   ============  ============

Premiums earned                                          30.9           -           59.6             -
Losses and loss adjustment expenses                      19.7           -           37.6             -
Underwriting expense                                     10.5           -           20.6             -
                                                    ----------  ----------   ------------  ------------
Underwriting income                                     $ 0.7         $ -          $ 1.4           $ -
                                                    ==========  ==========   ============  ============


For the three months ended June 30, 2002, the excess and surplus lines segment, written through Colony, reported an underwriting profit of $0.7 million and a combined ratio of 97.7%. For the six months ended June 30, 2002, the excess and surplus lines reported an underwriting profit of $1.4 million and a combined ratio of 97.6%.

Specialty Commercial. The following table summarizes the specialty commercial results of operations for the three and six months ended June 30, 2002 and 2001.

                                                       Three months ended        Six months ended
                                                           June 30,                  June 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------  ----------   ------------  ------------
Net written premiums                                   $ 26.3       $ 8.6         $ 52.7        $ 17.9
                                                    ==========  ==========   ============  ============

Premiums earned                                          25.8         8.5           50.7          16.6
Losses and loss adjustment expenses                      17.9         7.6           35.5          15.3
Underwriting expenses                                     7.8         2.9           15.7           6.1
                                                    ----------  ----------   ------------  ------------
Underwriting income (loss)                              $ 0.1      $ (2.0)        $ (0.5)       $ (4.8)
                                                    ==========  ==========   ============  ============

For the three months ended June 30, 2002, the specialty commercial segment, written through Rockwood and Argonaut Great Central, reported underwriting income of $0.1 million and a combined ratio of 99.8%, compared to an underwriting loss of $2.0 million and a combined ratio of 123.5% for the same period ended 2001. For the six months ended June 30, 2002, this segment reported an underwriting loss of $0.5 million and a combined ratio of 101.0% compared to an underwriting loss of $4.8 million and a combined ratio of 129.1% for the same period ended 2001.

For the three and six month period ended June 30, 2002, Rockwood reported net written premiums of $17.1 million and $34.6 million, respectively. For the three and six month period ended June 30, 2002, Rockwood contributed net earned premiums of $16.9 million and $33.3 million, respectively. Rockwood has realized rate increases in excess of 10%, while maintaining a retention rate of 87%. Rockwood's new business was primarily in its commercial workers' compensation line. Argonaut Great Central's written and earned premiums were comparable to the same period for the prior year.

The specialty commercial segment's loss ratio for the three months ended June 30, 2002 was 69.4% compared to 88.6% in the comparable period of 2001. Losses and loss adjustment expenses increased $10.3 million in the second quarter of 2002 compared to 2001 primarily due to $12.0 million attributable to Rockwood. Rockwood's loss ratio for the three months ended June 30, 2002 was 70.5%. The implementation of more stringent underwriting standards at Argonaut Great Central, combined with pricing actions and lower catastrophe losses, resulted in an improved loss ratio of 67.3% for the three months ended June 30, 2002, as compared to 88.6% for the same period in 2001. For the six months ended June 30, 2002, Rockwood incurred losses and loss adjustment expenses of $23.6 million, resulting in a loss ratio of 70.9%. Argonaut Great Central's loss ratio improved to 68.7% for the six months ended June 30, 2002 from 92.0% for the same period of 2001 due to the factors noted above.

The expense ratio for the specialty commercial segment decreased to 30.4% in the second quarter of 2002 versus 34.4% in the second quarter of 2001. Underwriting expenses for the three months ended June 30, 2002 included $4.8 million attributable to Rockwood. Rockwood's expense ratio was 28.3% for the three months ended June 30, 2002. Argonaut Great Central's expense ratio of 34.9% for the three months ended June 30, 2002 was comparable to its expense ratio of 34.4% for the same period of 2001. For the six months ended June 30, 2002, underwriting expenses for the specialty commercial segment included $9.6 million attributable to Rockwood. Rockwood incurred an expense ratio of 28.8% for the same six month period. Argonaut Great Central's expense ratio improved to 35.2% for the six months ended June 30, 2002, compared to an expense ratio of 37.1% for the same period of 2001.

Specialty Workers' Compensation. The following table summarizes the specialty workers' compensation results of operations for the three and six months ended June 30, 2002 and 2001.

                                                     Three months ended          Six months ended
                                                          June 30,                  June 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------  ----------   ------------  ------------
Net written premiums                                   $ 36.3      $ 30.5         $ 70.1        $ 59.5
                                                    ==========  ==========   ============  ============

Premiums earned                                          25.4        28.5           54.6          49.6
Losses and loss adjustment expenses                      22.7        26.2           48.4          44.5
Underwriting expense                                     11.7        14.6           24.9          29.9
                                                    ----------  ----------   ------------  ------------
Underwriting loss                                      $ (9.0)    $ (12.3)       $ (18.7)      $ (24.8)
                                                    ==========  ==========   ============  ============

For the quarter ended June 30, 2002 the specialty workers' compensation segment, written through Argonaut Insurance Company, reported an underwriting loss of $9.0 million and a combined ratio of 135.6%, compared to an underwriting loss of $12.3 million and a combined ratio of 143.5% for the same period ended 2001. For the six months ended June 30, 2002, the specialty workers' compensation segment reported a net underwriting loss of $18.7 million and a combined ratio of 134.7%, compared to a net underwriting loss of $24.8 million and a combined ratio of 150.1% for the six months ended June 30, 2001.

Increases in net written premiums for the three and six months ended June 30, 2002 as compared to the same periods ended 2001 were due to rate increases and new business. Higher ceded premium rates held down the level of net written premium increases for both the quarter and year to date. Second quarter new business included net written premiums of $9.2 million for business acquired through a renewal rights purchase. The workers' compensation line of business is characterized by written premiums which are based on estimates of insureds payrolls until policy expiration. Subsequent to policy expiration, final policy billing adjustments are made to reflect actual payrolls. Final policy billings in the second quarter of 2002 were lower than the second quarter of 2001, and this partially offset the increase described above.

The lower final policy billings for the three months ended June 30, 2002 along with increased ceded premiums were the primary cause for lower net earned premiums as compared to the same period ended 2001. Year to date net earned premiums were higher than the same period ended 2001 due to higher premium writings and higher final policy billings in the first quarter of 2002, although partially offset by higher ceded premiums.

Losses and loss adjustment expenses for the three and six month periods ended June 30, 2002 resulted in loss ratios of 89.8% and 88.9%, respectively, compared to 92.1% and 89.8% for the three and six month periods ended June 30, 2001. Although this segment implemented rate increases in 2001 and 2002 and has not experienced adverse loss development on policies written in prior years, losses and loss adjustment expenses for 2002 were accrued at levels consistent with 2001 due to historical workers' compensation underwriting results, particularly in California.

The expense ratio for the three and six months ended June 30, 2002 improved to 45.8% and 45.8%, respectively, from 51.4% and 60.3% for the like periods in the prior year. Deferred acquisition costs of $4.4 million were recorded in the quarter. Of this, $2.2 million was related to acquisition costs incurred for the renewal rights business discussed above, and the remaining $2.2 million relates to business written in 2002. For the six months ended June 30, 2002, acquisition costs of $5.7 million have been deferred.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three and six months ended June 30, 2002 and 2001.


                                                     Three months ended          Six months ended
                                                          June 30,                  June 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------  ----------   ------------  ------------
Net written premiums                                    $ 1.9       $ 1.8          $ 4.4         $ 2.6
                                                    ==========  ==========   ============  ============

Premiums earned                                           1.9         0.9            3.7           1.3
Losses and loss adjustment expenses                       1.3         0.6            2.6           0.9
Underwriting expense                                      0.8         0.5            1.5           0.9
                                                    ----------  ----------   ------------  ------------
Underwriting loss                                      $ (0.2)     $ (0.2)        $ (0.4)       $ (0.5)
                                                    ==========  ==========   ============  ============


For the three months ended June 30, 2002 the public entity segment, written through Trident Insurance Services, Inc., reported a net underwriting loss of $0.2 million and a combined ratio of 109.4%, compared to an underwriting loss of $0.2 million and a combined ratio of 127.5% for the same period ended 2001. For the six months ended June 30, 2002, the public entity segment reported a net underwriting loss of $0.4 million and a combined ratio of 111.0%, compared to a net underwriting loss of $0.5 million and a combined ratio of 139.5% for the same period ended 2001. This segment began writing business in the fourth quarter of 2000, and continues to experience growth as it penetrates its target market.

Liquidity

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the six months ended June 30, 2002, net cash provided by operating activities was $11.6 million, compared to net cash used for operating activities of $29.9 million for the same period ended 2001. The increase in cash inflow was primarily attributable to improved underwriting results from rate increases implemented in 2001 and 2002 coupled with cost savings initiatives.

As of June 30, 2002, the Company has repurchased approximately 7.9 million shares of common stock out of a total 10 million shares authorized for repurchase. During the three and six months ended June 30, 2002, the Company did not repurchase additional shares of its common stock.

For the three and six months ended June 30, 2002, Argonaut Insurance Company paid dividends of $6.5 million and $11.5 million, respectively, to its parent, Argonaut Group, Inc. Dividends from subsidiaries are the primary source of funds for liquidity, shareholder dividends and stock repurchases.

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company's maximum loss on catastrophes and large or unusually hazardous risks. Management believes that current reinsurance levels are sufficient to safeguard the Company from these risks.

The Company has exposures related to asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970's and to a lesser extent the mid 1980's. In addition to the general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Compounding these uncertainties are recent inconsistent judicial interpretation of applicable laws that may lead to the expansion of the scope of policy coverage. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its reinsurers. Due to these uncertainties and the ever-changing legal environment regarding these claims, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company's future financial condition, results of operations and cash flows.

The recent accident involving nine miners trapped in the Quecreek Mine near Somerset, Pennsylvania, has resulted in loss exposure to Rockwood. Though actual losses have not been determined, management believes any loss will not be significant to the financial statements of the Company taken as a whole.

Refer to "Management's Discussion and Analysis on Operating Results and Financial Condition - Liquidity" in the Company's 2001 Annual Report on Form 10-K for further discussion on the Company's liquidity.

Significant Accounting Policies

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

Item 3.  Market Risks

The Company's assets include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest-rate risk and equity price risk. The Company does not hold any foreign currency risk or derivative instruments. Subsequent to June 30, 2002, the downturn in the equity markets has reduced the Company's net unrealized gains as it relates to equity securities.

The Company holds a well-diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. At June 30, 2002, investments in equity securities include an investment in the common stock of Curtiss-Wright Corporation which represents approximately 13% (pre-tax) of the total shareholders' equity.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities, causing the Company to reinvest the proceeds at lower interest rates.

Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds and preferred stocks.) Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BAA". During the six months ended June 30, 2002, Rockwood wrote down an investment in WorldCom, Inc. in the amount of $0.5 million.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Superior Construction, Inc. v. Argonaut Insurance Company A putative class action has been filed in Los Angeles Superior Court alleging that Argonaut Insurance Company in isolated instances inadvertently miscoded loss data regarding workers' compensation claims reported to the California Workers' Compensation Insurance Rating Bureau from 1989 through 1993. Superior's complaint seeks monetary damages, including punitive damages and costs, as well as injunctive relief.

Following mediation, Argonaut Insurance Company has tentatively agreed, without admitting liability or any wrongdoing and subject to court approval, to enter into a class action settlement resolving all claims. Although management is unable to reasonably estimate at this time the actual amounts which may be paid to class members under the tentative settlement, the maximum liability pending court approval now consists of a) $1.0 million in attorney's fees payable to the plaintiff's attorneys, b) cash payments to qualifying applicants from a $1.0 million fund established for this purpose, and c) up to $1.0 million in vouchers for discounts on future premiums distributed to qualifying applicants. As of June 30, 2002 the Company has accrued its best estimate of the losses associated with this case.

Argonaut Insurance Company v. Los Angeles Metropolitan Transit Authority. On August 30, 1996, the Los Angeles County Metropolitan Transportation Authority ("MTA") filed a civil action against Argonaut Insurance Company alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance. The MTA contends that it has been damaged by an unspecified amount.

Argonaut Insurance Company has responded to the complaint, and brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit. The Company believes it has meritorious defenses, and intends to vigorously contest these claims. The trial judge for the MTA litigation has ordered that the first stage of this case to be tried before a three-judge panel instead of jury by agreement of the parties, although no trial date has been set. That trial will primarily consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due to it from the MTA. To date the Court has ruled on three motions for summary adjudication relating to the recoverability of the receivable, one filed by Argonaut and two by the MTA. In each instance the Court has adopted the position asserted by Argonaut Insurance Company. The Company is unable to comment upon the range of any potential loss or recovery, or whether such an outcome is probable or remote, in light of the limited discovery conducted in the case, and the preliminary investigation conducted thus far.

Voluntary Market Premium Litigation. Argonaut Insurance Company was sued in sixteen lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated workers' compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. Plaintiffs have threatened to bring similar claims against Argonaut Insurance Company in several other states, but to date have not. Of the original sixteen suits filed, all but four have either been dismissed or judgment entered for defendant at the trial court level, although some rulings are subject to appeal or further review. Two of the remaining five have been determined no longer material, with all but one count having been dismissed and class certification denied, and one case has been dormant for over two years. The remaining case has been stayed by the Federal Fifth Circuit Court pending interlocutory appeal from a ruling by the trial court in Texas approving class certification. Argonaut Insurance Company intends to vigorously defend these lawsuits and has been successful in having a number of them dismissed or stayed. Management is unable to determine the potential financial impact of lawsuits which remain active at this time.

Diamond Woodworks vs. Argonaut Insurance Company. Filed in the Superior Court of Orange County, California, this case arose out of Argonaut Insurance Company's alleged mishandling of a workers' compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14.0 million in punitive damages against the Argonaut Insurance Company, which verdict was subsequently confirmed by the Court. Argonaut Insurance Company filed post judgment motions and the judgment for punitive damages was reduced to $5.5 million. Argonaut Insurance Company is pursuing an appeal of the adverse final judgment, and has posted a surety bond for the judgment pending appeal. The Company has recorded the $700,000 judgment for compensatory damages but has not recorded the $5.5 million judgment for punitive damages. Management is currently unable to estimate the amount (if any) of punitive damages that will be paid.

Princeville Hotel v. Argonaut Insurance Company The underlying case alleges wrongful denial of a property damage claim originally made in 1991 by the Princeville Hotel in Hawaii regarding installation of a new roof for that facility. Additional claims have also been brought for failure to provide a defense to two contractors listed as additional insureds on the policy. Although all indemnity and defense obligations arising under the policy in connection with the underlying claim have been resolved and accrued for by the Company in prior periods, claims for extra-contractual damages, including punitive damages, have been brought by the additional insureds or their assigns and are still pending. The Company is unable, with any degree of certainty, to comment upon the range of any potential loss, or whether such an outcome is probable or remote, in light of ongoing discovery conducted in the case its investigation of the matter conducted thus far, but notes that punitive damages in a case of this nature could be material to the results of the Company, if awarded by a jury.

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

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

In connection with the filing of this Form 10-Q, management has reviewed the effectiveness of the Company's internal controls designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. During the three month period ended June 30, 2002 and through the date of filing, there were, a) no significant changes in the Company's internal controls designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries, b) no significant changes in other factors that could significantly affect internal controls, and c) no corrective action required or taken with regard to significant deficiencies and material weaknesses in such internal controls.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       Item 99.1    Certification of Compliance with Section 906 Sarbanes-Oxley
                     Act of 2002

       Item 99. 2   Certification  of  Voluntary  Compliance  Relating  to
                     Section 302 of the Sarbanes-Oxley Act of 2002 and S.E.C. Release No. 34-46079, Proposed Rule on Certification of Disclosure in Companies' Quarterly and Annual Reports

(b)      Reports on Form 8K
       None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson III
---------------------------------------
Mark E. Watson III
Chief Executive Officer and President
   (principal executive officer)



/s/ Mark W. Haushill
---------------------------------------
Mark W. Haushill
Chief Financial Officer, Vice President and Treasurer
   (principal financial and accounting officer)



/s/ Byron L. LeFlore, Jr.
---------------------------------------
Byron L. LeFlore, Jr.
General Counsel, Vice President and Secretary



August 14, 2002

                                                                   EXHIBIT 99.1

                CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


The undersigned officers of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Form 10-Q covering the period April 1, 2002 through June 30, 2002 (the "Report") that:

1.       The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.       The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 14th day of August, 2002.


         /s/  Mark E. Watson III
        --------------------------------------------
              Mark E. Watson III
              President and Chief Executive Officer

         /s/  Mark W. Haushill
         --------------------------------------------
              Mark W. Haushill
              Vice President, Chief Financial Officer and Treasurer

                                                                    EXHIBIT 99.2


                       CERTIFICATE OF VOLUNTARY COMPLIANCE

                                   Relating to

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       And
                           S.E.C. RELEASE NO. 34-46079
                  PROPOSED RULE ON CERTIFICATION OF DISCLOSURE
                   IN COMPANIES' QUARTERLY AND ANNUAL REPORTS


The undersigned officers of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Form 10-Q periodic report covering the period April 1, 2002 through June 30, 2002 (the "Report") that:

1.       he has read and reviewed the Report;

2. based on the officer's knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading;

3. based on his knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the period presented in the Report;

4.       he has during the Period covered by the Report:

         a. been responsible for establishing and maintaining internal controls for the Company;
         b. designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such officer by others within those entities;
         c. evaluated the effectiveness of the Company's internal controls as the last date covered by the Report; and
         d. presented in the Report his conclusions about the effectiveness of the Company's internal controls based on his evaluation;

5. he has disclosed to the Company's auditors and audit committee of the board of directors

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in such controls; and
b. any fraud, whether or not material, that involves the management or other employees who have a significant role in the Company's internal controls; and

6. he has indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluation referenced in item 4(c) above, including any corrective actions with regard to significant deficiencies and material weaknesses in such internal controls.

This certification is made in a good faith effort to comply with the spirit of and intent of the provisions of a) Section 302 of the Sarbanes-Oxley Act of 2002 prior to the adoption of by the United States Securities and Exchange Commission of rules or regulations pursuant to such section, and b) S.E.C. Release No. 34-46079 Proposed Rule on Certification of Disclosure in Companies' Quarterly and Annual Reports prior to the date such proposed rule would require any such certification. It is not intended and shall not be construed to be a representation or certification under any other existing or future law, rule or regulation, (including any rule or regulation promulgated by the United States Securities and Exchange Commission pursuant to the Act itself at a later date), nor shall the factual statements made herein be applicable to any other period than that covered by the Report.


CERTIFIED this 14th day of August, 2002.


         /s/  Mark E. Watson III
         --------------------------------------------
              Mark E. Watson III
              President and Chief Executive Officer


         /s/  Mark W. Haushill
         --------------------------------------------
              Mark W. Haushill
              Vice President, Chief Financial Officer and Treasurer


         /s/ Byron L. LeFlore, Jr.
         --------------------------------------------
             Byron L. LeFlore, Jr.
             Vice President, General Counsel and Secretary



Attest:
         /s/  Mark T. Torok
         ------------------------------
         Mark T. Torok
         Assistant Secretary