Form 10-Q
period 2002-09-30
ARGONAUT GROUP INC
filed 2002-11-13
CIK 800082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2002

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



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 12, 2002.

    Title                                                    Outstanding

Common Stock, par value $0.10 per share                       21,580,688

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I. FINANCIAL INFORMATION:

     Item 1.  Condensed Consolidated Financial Statements:

       Consolidated Balance Sheets
         September 30, 2002 and December 31, 2001..........................   3

       Consolidated Statements of Operations
         Three and nine months ended September 30, 2002 and 2001...........   4

       Consolidated Statements of Comprehensive Income (Loss)
         Three and nine months ended September 30, 2002 and 2001...........   5

       Consolidated Statements of Cash Flow
         Nine months ended September 30, 2002 and 2001.....................   6

       Notes to Condensed Consolidated Financial Statements................   7

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............  14

     Item 3.  Market Risks.................................................  23

     Item 4.  Controls and Procedures......................................  24

Part II. OTHER INFORMATION:

     Item 1.  Legal Proceedings............................................  24
     Item 2.  Changes in Securities and Use of Proceeds....................  26
     Item 3.  Default Upon Senior Securities...............................  26
     Item 4.  Submission of Matters to a Vote of Security Holders..........  26
     Item 5.  Other Information............................................  26
     Item 6.  Exhibits and Reports on Form 8K  ............................  27



     Signatures...........................................................   28

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements



                              ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                         (Dollars in millions, except per share amounts)


                                                                September 30,         December 31,
                                                                     2002                2001
                                                                ---------------     ---------------
                                                                  (Unaudited)
  Assets
    Investments:
      Fixed maturities, available for sale, at fair value              $ 847.4             $ 779.4
         (cost: 2002 - $804.2; 2001 - $767.1)
      Equity securities, available for sale, at fair value               259.0               326.3
         (cost: 2002 - $174.2; 2001 - $175.6)
      Other long term, at fair value                                       4.6                 4.8
         (cost: 2002 - $5.4; 2001 - $5.2)
      Short-term investments, at fair value                               54.0                42.7
                                                                ---------------     ---------------
     Total investments                                                 1,165.0             1,153.2
                                                                ---------------     ---------------

    Cash and cash equivalents                                             29.3                14.0
    Accrued investment income                                             11.0                12.5
    Receivables:
      Due from insureds                                                  235.1               187.9
      Due from reinsurance                                               263.4               256.5
    Goodwill                                                             102.7               102.4
    Deferred federal income tax asset, net                                82.5                78.1
    Deferred acquisition costs                                            48.0                22.3
    Prepaid assets                                                         3.8                 3.7
    Other assets                                                          55.4                32.6
                                                                ---------------     ---------------
                           Total assets                              $ 1,996.2           $ 1,863.2
                                                                ===============     ===============

             Liabilities and Shareholders' Equity
    Reserves for losses and loss adjustment expenses                 $ 1,159.5           $ 1,147.8
    Unearned premiums                                                    260.5               163.7
    Accrued underwriting expenses and funds held                          77.5                65.0
    Income taxes payable, net                                              5.7                 5.0
    Other liabilities                                                     59.1                34.2
                                                                 ---------------     ---------------
                       Total liabilities                               1,562.3             1,415.7
                                                                ---------------     ---------------

Shareholders' equity:
    Common stock - $0.10 par, 35,000,000 shares authorized 21,580,688 and
      21,557,238 shares issued and outstanding
      at September 30, 2002 and December 31, 2001, respectively            2.2                 2.2
    Additional paid-in capital                                            96.6                93.6
    Retained earnings                                                    254.5               246.0
    Deferred stock compensation                                           (2.1)                  -
    Accumulated other comprehensive income                                82.7               105.7
                                                                ---------------     ---------------
Total shareholders' equity                                               433.9               447.5
                                                                ---------------     ---------------
          Total liabilities and shareholders' equity                 $ 1,996.2           $ 1,863.2
                                                                ===============     ===============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended               Nine Months Ended
                                              -----------------------------    ----------------------------
                                                       September 30,                   September 30,
                                                  2002            2001             2002           2001
                                              --------------  -------------    -------------  -------------
Premiums and other revenue:
    Earned premiums                                  $ 96.3         $ 52.9          $ 264.9        $ 120.4
    Net investment income                              12.9           13.1             40.0           39.6
    Realized investment gains, net                      1.2            6.4             15.2           13.5
                                              --------------  -------------    -------------  -------------
 Total revenue                                        110.4           72.4            320.1          173.5
                                              --------------  -------------    -------------  -------------

Expenses:
    Losses and loss adjustment expenses                70.9           47.1            195.1          107.9
    Underwriting, acquisition, and
      insurance expenses                               33.4           23.4             98.8           61.4
                                              --------------  -------------    -------------  -------------
 Total expenses                                       104.3           70.5            293.9          169.3
                                              --------------  -------------    -------------  -------------

Income before income taxes                              6.1            1.9             26.2            4.2
Provision for income taxes                              1.4            0.6              7.9            0.7
                                              --------------  -------------    -------------  -------------
 Net income                                           $ 4.7          $ 1.3           $ 18.3          $ 3.5
                                              ==============  =============    =============  =============

Net income per common share:
        Basic                                        $ 0.22         $ 0.06           $ 0.85         $ 0.16
                                              ==============  =============    =============  =============
        Diluted                                      $ 0.22         $ 0.06           $ 0.84         $ 0.16
                                              ==============  =============    =============  =============

Dividends declared per common share:                 $ 0.15         $ 0.41           $ 0.45         $ 1.23
                                              ==============  =============    =============  =============

Weighted average common shares:
        Basic                                   21,575,262      21,572,543       21,565,687     21,628,945
                                              ==============  =============    =============  =============
         Diluted                                21,646,263      21,579,430       21,667,228     21,635,859
                                              ==============  =============    =============  =============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (Dollars in millions)
                                   (Unaudited)


                                                               Three Months Ended           Nine Months Ended
                                                           --------------------------   --------------------------
                                                                   September 30,               September 30,
                                                              2002          2001           2002          2001
                                                           ------------  ------------   ------------  ------------
Net income                                                       $ 4.7         $ 1.3         $ 18.3         $ 3.5
                                                           ------------  ------------   ------------  ------------
 Other comprehensive loss:
    Unrealized gains (losses) on securities:
      Losses arising during the period                           (40.5)        (12.4)         (20.2)        (28.2)
      Reclassification adjustment for gains included
       in net income                                              (1.2)         (6.4)         (15.2)        (13.5)
                                                           ------------  ------------   ------------  ------------
Other comprehensive loss before tax                              (41.7)        (18.8)         (35.4)        (41.7)
Income tax benefit related to other
    comprehensive loss                                           (14.6)         (6.6)         (12.4)        (14.6)
                                                           ------------  ------------   ------------  ------------
Other comprehensive loss, net of tax                             (27.1)        (12.2)         (23.0)        (27.1)
                                                           ------------  ------------   ------------  ------------
Comprehensive loss                                             $ (22.4)      $ (10.9)        $ (4.7)      $ (23.6)
                                                           ============  ============   ============  ============

See accompanying notes.

                               ARGONAUT GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Dollars in millions)
                                            (Unaudited)


                                                                              Nine Months Ended
                                                                          --------------------------
                                                                                 September 30,
                                                                             2002          2001
                                                                          ------------  ------------
Cash flows from operating activities:
    Net income                                                                 $ 18.3         $ 3.5
    Adjustments to reconcile net income to
      net cash provided (used) by operations:
        Amortization and depreciation                                             8.9           4.7
        Deferred federal income tax expense                                       8.3           0.6
        Realized investment gains, net                                          (15.2)        (13.5)
    Change in:
      Accrued investment income                                                   1.5           8.6
      Receivables                                                               (54.1)        (36.0)
      Unearned premiums on ceded reinsurance                                    (13.5)         (4.5)
      Reserves for losses and loss adjustment expenses                           11.8         (30.3)
      Unearned premiums                                                          96.8          24.4
      Other assets and liabilities, net                                         (11.0)          4.4
                                                                          ------------  ------------
Cash provided (used) by operating activities                                     51.8         (38.1)
                                                                          ------------  ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                          53.8         153.2
    Maturities and mandatory calls of fixed maturity investments                 92.9         277.9
    Sales of equity securities                                                   30.9          49.1
    Purchases of fixed maturity investments                                    (188.5)       (173.5)
    Purchases of equity securities                                              (13.4)        (15.8)
    Change in short-term investments                                            (11.3)        (43.0)
    Acquisition, net of cash received                                               -        (162.9)
    Other, net                                                                    8.4           9.1
                                                                          ------------  ------------
Cash (used) provided by investing activities                                    (27.2)         94.1
                                                                          ------------  ------------

Cash flows from financing activities:
    Retirement of common stock                                                      -          (3.3)
    Stock options exercised                                                       0.4             -
    Payment of cash dividend                                                     (9.7)        (26.6)
    Repayment of debt                                                               -         (26.3)
                                                                          ------------  ------------
Cash used by financing activities:                                               (9.3)        (56.2)
                                                                          ------------  ------------

Change in cash and cash equivalents                                              15.3          (0.2)
Cash and cash equivalents, beginning of period                                   14.0           7.2
                                                                          ------------  ------------
Cash and cash equivalents, end of period                                       $ 29.3         $ 7.0
                                                                          ============  ============

Additional disclosure:
    Income taxes paid                                                           $ 0.8         $ 0.6
                                                                          ============  ============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying Condensed Consolidated Financial Statements of Argonaut Group Inc. and subsidiaries (collectively "Argonaut Group" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, as amended (incorporated by reference in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001).

     The interim financial data as of September 30, 2002 and 2001 and for the three and nine months ended September 30, 2002 and 2001 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2002.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3 - Earnings Per Share

     The following table presents the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2002 and 2001.


                                                    Three Months Ended              Nine Months Ended
                                              ------------------------------  ------------------------------
                                                        September 30,                   September 30,
(Dollars in millions except per share data)       2002            2001            2002            2001
                                              --------------  --------------  --------------  --------------

Net income                                            $ 4.7           $ 1.3          $ 18.3           $ 3.5
                                              ==============  ==============  ==============  ==============

Weighted average shares-basic                    21,575,262      21,572,543      21,565,687      21,628,945
Effect of dilutive securities:
Stock options                                        71,001           6,887         101,541           6,914
                                              --------------  --------------  --------------  --------------

Weighted average shares-diluted                  21,646,263      21,579,430      21,667,228      21,635,859
                                              ==============  ==============  ==============  ==============

Net income per common share-basic                    $ 0.22          $ 0.06          $ 0.85          $ 0.16
Net income  per common share-diluted                 $ 0.22          $ 0.06          $ 0.84          $ 0.16


Note 4 - Reserves for Losses and Loss Adjustment Expense

     The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $37.6 million and $56.5 million as of September 30, 2002 and 2001, respectively.

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          ------------------------
                                                                                             2002        2001
(Dollars in millions)                                                                     ----------- ------------

Net reserves - beginning of the year                                                         $ 929.6      $ 757.6
Add:
Loss and LAE incurred during current calendar period, net of reinsurance:
  Net reserves from acquired companies                                                             -        197.2
  Current accident year                                                                        189.3        108.1
  Prior accident years                                                                           5.8         (0.2)
                                                                                          ----------- ------------
Loss and LAE acquired and incurred during current calendar period, net of reinsurance          195.1        305.1

Deduct:
Loss and LAE payments made during current calendar period, net of reinsurance:
  Current accident year                                                                         36.0         27.6
  Prior accident years                                                                         155.0        121.6
                                                                                          ----------- ------------
Loss and LAE payments made during current calendar period, net of reinsurance                  191.0        149.2
                                                                                          ----------- ------------
Net reserves, end of period                                                                    933.7        913.5

Add:
Reinsurance recoverable on unpaid losses & LAE, end of period                                  225.8        220.8
                                                                                          ----------- ------------
Gross reserves - end of period                                                             $ 1,159.5    $ 1,134.3
                                                                                          =========== ============

     Prior year loss development of $5.8 million for the nine months ended September 30, 2002 was primarily the result of the Company strengthening reserves for asbestos claims by $7.0 million. The strengthening of reserves for asbestos relates to claims associated with certain general liability policies issued through one office from 1985 to the early 1990's which did not include an asbestos exclusion. In addition to revisions to loss reserves to reflect any material case-specific development in asbestos claims, the Company periodically reviews all environmental and asbestos related reserves to evaluate the impact, if any, of new developments in litigation trends, changes in actuarial assumptions, and other industry-wide information then available. The Company expects to complete its periodic review now in progress during the fourth quarter of 2002. The results of this study may indicate further development on these reserves, which would have a negative impact on the financial condition of the Company and its Risk Based Capital ratio.

Note 5 - Other Assets

Other assets were comprised of the following:


                                                          September 30,      December 31,
(Dollars in millions)                                          2002              2001
                                                          ---------------   ---------------
Ceded unearned premiums                                           $ 31.3            $ 17.8
Furniture, fixtures and equipment, net                              16.0              10.7
Capital lease                                                        1.4               1.4
Other                                                                6.7               2.7
                                                          ---------------   ---------------

Total other assets                                                $ 55.4            $ 32.6
                                                          ===============   ===============



Note 6 - Goodwill

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

     SFAS No. 142 requires that goodwill be assigned to the appropriate reporting units and be tested for impairment by June 30, 2002. Any impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle. The Company completed the transitional goodwill impairment test required by SFAS No. 142 in the second quarter of 2002 and determined that there was no indication of goodwill impairment. The Company will review goodwill for impairment during the fourth quarter of 2002.

     Had SFAS No.142 been adopted on the first day of 2001, amortization expense would have been lowered by approximately $0.7 million and $2.1 million for the three and nine month periods ended September 30, 2001, respectively. In addition, net income would have increased $0.7 million (or $0.03 per diluted share) to $2.0 million (or $0.09 per diluted share) for the three month period ended September 30, 2001, and $2.1 million (or $0.10 per diluted share) to $5.6 million (or $0.26 per diluted share) for the nine month period then ended.

Note 7 - Business Segments

     As of September 30, 2002, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. The results of operations for the three and nine months ended September 30, 2002 include the activities of Colony Insurance Group, included in the excess and surplus lines segment, and Rockwood Casualty Insurance Group, included in the specialty commercial segment, both acquired by the Company effective September 1, 2001. Prior periods have been restated to reflect the current segments.

     In May 2002, the Company acquired the renewal rights and certain assets of Fulcrum, a subsidiary of the SCOR Group. The Company analyzed this acquisition under the requirements of SFAS No. 141, "Business Combinations", and determined the acquisition did not meet the requirements of a business combination. The transaction has been accounted for as a purchase of assets. Fulcrum's results of operations are included in the excess and surplus lines segment from the date of acquisition.

     The Company evaluates performance of the business segments based on underwriting results plus investment income. Realized investment gains (losses) and income taxes are considered part of corporate and other.

     The following is a summary of the operating results by business segment for the three months ended September 30, 2002 and 2001:

                         Excess &                    Specialty
                          Surplus     Specialty       Workers'       Public    Run-off    Corporate
(in millions)              Lines     Commercial     Compensation     Entity     Lines      & Other       Total
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------
2002

Premiums earned             $ 39.9        $ 27.1           $ 26.3      $ 3.0        $ -          $ -       $ 96.3
Total expenses                36.9          26.6             29.9        3.0        7.2          0.7        104.3
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------
Net underwriting
   income (loss)               3.0           0.5             (3.6)         -       (7.2)        (0.7)        (8.0)
Net investment income          2.8           2.5              7.5        0.1                       -         12.9
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------
Segment profit
   (loss)                    $ 5.8         $ 3.0            $ 3.9      $ 0.1      $(7.2)      $ (0.7)       $ 4.9
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------

Realized investment
   gains                 .................................................................       1.2          1.2
Provision for
   income tax            .................................................................       1.4          1.4
                                                                                                       -----------
Net income               .................................................................                  $ 4.7
                                                                                                       ===========

                         Excess &                    Specialty
                          Surplus     Specialty       Workers'       Public    Run-off    Corporate
(in millions)              Lines     Commercial     Compensation     Entity     Lines      & Other       Total
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------

2001

Premiums earned              $ 8.6        $ 13.1           $ 30.0      $ 1.2        $ -          $ -       $ 52.9
Total expenses                 8.2          12.8             47.0        1.6       (0.4)         1.3         70.5
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------
Net underwriting
   income (loss)               0.4           0.3            (17.0)      (0.4)       0.4         (1.3)       (17.6)
Net investment income          0.8           1.6             10.2        0.1          -          0.4         13.1
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------
Segment profit
   (loss)                    $ 1.2         $ 1.9           $ (6.8)    $ (0.3)     $ 0.4       $ (0.9)      $ (4.5)
                         ----------  ------------  ---------------  ---------  ---------  -----------  -----------
Realized investment
   gains                 .................................................................       6.4          6.4
Provision for
   income tax            .................................................................       0.6          0.6
                                                                                                       -----------
Net income               .................................................................                  $ 1.3
                                                                                                       ===========

     The following is a summary of the operating results by business segment for the nine months ended September 30, 2002 and 2001:


                         Excess &                    Specialty
                         Surplus      Specialty       Workers'      Public    Run-off    Corporate
(in millions)             Lines      Commercial     Compensation    Entity     Lines      & Other       Total
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------
2002

Premiums earned             $ 99.5        $ 77.8           $ 80.9     $ 6.7        $ -          $ -      $ 264.9
Total expenses                95.1          77.8            103.2       7.1        7.8          2.9        293.9
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------
Net underwriting
   income (loss)               4.4             -            (22.3)     (0.4)      (7.8)        (2.9)       (29.0)
Net investment income          7.6           7.5             24.1       0.4          -          0.4         40.0
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------
Segment profit
   (loss)                   $ 12.0         $ 7.5            $ 1.8       $ -     $ (7.8)      $ (2.5)      $ 11.0
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------

Realized investment
   gains                ...............................................................        15.2         15.2
Provision for
   income tax           ...............................................................         7.9          7.9
                                                                                                      -----------
Net income              ...............................................................                   $ 18.3
                                                                                                      ===========


                         Excess &                    Specialty
                         Surplus      Specialty       Workers'      Public    Run-off    Corporate
(in millions)             Lines      Commercial     Compensation    Entity     Lines      & Other       Total
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------

2001

Premiums earned              $ 8.6        $ 29.7           $ 79.6     $ 2.5        $ -          $ -      $ 120.4
Total expenses                 8.2          34.2            121.4       3.4       (0.4)         2.5        169.3
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------
Net underwriting
   income (loss)               0.4          (4.5)           (41.8)     (0.9)       0.4         (2.5)       (48.9)
Net investment income          0.8           4.1             34.2       0.1          -          0.4         39.6
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------
Segment profit
   (loss)                    $ 1.2        $ (0.4)          $ (7.6)   $ (0.8)     $ 0.4       $ (2.1)      $ (9.3)
                        -----------  ------------  ---------------  --------  ---------  -----------  -----------
Realized investment
   gains                ...............................................................        13.5         13.5
Provision for
   income tax           ...............................................................         0.7          0.7
                                                                                                      -----------
Net income              ...............................................................                    $ 3.5
                                                                                                      ===========

                                       11

     The following is a summary of identifiable assets by business segment as of September 30, 2002 and December 31, 2001:

                                                      September 30,      December 31,
(Dollars in millions)                                      2002              2001
                                                      ---------------   ---------------
Excess & Surplus Lines                                       $ 441.0           $ 350.9
Specialty Commercial                                           347.1             307.2
Specialty Workers' Compensation                              1,169.3           1,165.9
Public Entity                                                   22.9              15.9
Run-off Lines                                                      -                 -
Corporate & Other                                               15.9              23.3
                                                      ---------------   ---------------

Total Assets                                               $ 1,996.2         $ 1,863.2
                                                      ===============   ===============

Note 8 - Underwriting, Acquisition and Insurance Expenses

     Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                                   Three Months Ended               Nine Months Ended
                                              -----------------------------   ------------------------------
                                                       September 30,                    September 30,
(Dollars in millions)                             2002            2001            2002            2001
                                              -------------   -------------   --------------  --------------
Commissions                                         $ 20.3           $ 6.5           $ 49.4          $ 13.8
General Expenses                                      22.2            13.3             57.7            37.7
State assessments                                      2.7             1.1              6.7             4.2
Taxes, licenses and bureau fees                        4.3             2.8             10.7             6.1
                                              -------------   -------------   --------------  --------------
                                                      49.5            23.7            124.5            61.8
Deferral of policy acquisition costs                 (16.1)           (0.3)           (25.7)           (0.4)
                                              -------------   -------------   --------------  --------------
Total underwriting, acquisition and
insurance expense                                   $ 33.4          $ 23.4           $ 98.8          $ 61.4
                                              =============   =============   ==============  ==============

                                       12

Note 9 - Deferred Stock Compensation

     The Shareholders approved the 2002 Amended and Restated Stock Incentive Plan ("the Plan") on April 30, 2002, which resulted in grants of 89,600 shares of restricted stock to become effective. On May 1, 2002, an additional 12,000 shares of restricted stock were granted. The shares vest in equal annual installments over a period of two to three years, subject to continued employment. The stock is not issued until the vesting requirements are met, thus the stock does not carry any voting or dividend rights.

     Under  the  provisions  of  SFAS  No.  123,  "Accounting  for  Stock  Based
Compensation", the Company has elected to account for its stock-based compensation under ABP Opinion 25, "Accounting for Stock Issued to Employees." Under APB Opinion 25, the accrual for the shares granted under the plan was recorded at fair market value on the measurement date with a corresponding charge to shareholders' equity representing the unearned portion of the grant. The unearned portion of the grant is amortized as compensation expense on a straight-line basis over the related vesting period. Compensation for the three and nine month period ended September 30, 2002 totaled $0.3 million and $0.4 million, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following is a discussion and analysis of the consolidated results of operations and financial condition of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three and nine months ended September 30, 2002 and 2001. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's 2001 Annual Report on Form 10-K, as amended.

Overview

     As of September 30, 2002, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. The results of operations for the three and nine months ended September 30, 2002 include Colony Insurance Group ("Colony"), included in the excess and surplus lines segment, and Rockwood Casualty Insurance Group ("Rockwood"), included in the specialty commercial segment, both acquired by the Company effective September 1, 2001, as well as business resulting from the renewal rights acquired in May 2002 from Fulcrum Insurance Company ("Fulcrum") - see segment results.

     The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best Company, a leading insurance industry rating and analysis firm, as of December 31, 2001, there were approximately 2,500 property-casualty insurance companies operating in the United States. Argonaut Group's principal insurance subsidiaries ranked among the 250 largest property and casualty insurance company organizations in the United States, measured by net premiums written (113th), and policyholder' surplus (123rd). With respect to admitted assets, Argonaut Group's insurance subsidiaries ranked 88th relative to industry peers.

     The Company's principal competitors cannot be easily classified. The Company's principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies. For the workers' compensation lines, additional competition comes from state workers' compensation funds.

     Property  and  casualty  insurance  is  a  highly   competitive   business,
particularly with respect to excess and surplus lines, commercial lines and workers' compensation insurance. Over the past several years, competition has become more intense due to the efforts of many insurance companies to obtain, maintain and expand market shares by offering relatively low premium rates. Competition has grown from established companies and the entry of new competitors into the industry. These factors have resulted in low revenue growth, deterioration in operating profits and, until recently, falling prices.

     The results of companies in the property and casualty industry historically have been subject to significant fluctuations and uncertainties including cyclical changes in the insurance and reinsurance industry. Rising levels of actual costs that are not known by companies at the time they price their product, volatile and unpredictable developments, including man-made, weather related and other natural catastrophes, and increased competition from an influx of new capital and financial services firms, state sponsored entities, and internet based companies all affect the industry's and individual companies' profitability. However, the industry has begun to show renewed focus on premium rate adequacy and, as a result, the downward pressure on premium rates is abating as many competitors implement rate increases.

     The Company's insurance subsidiaries are subject to the Risk Based Capital ("RBC") provisions as promulgated by the National Association of Insurance Commissioners. RBC is designed to measure the capital adequacy of an insurer based on the inherent specific risks of each insurer. The RBC calculation yields a ratio of the total adjusted statutory capital of an insurance company to the minimum level of statutory capital as calculated under the provisions of the RBC model. The RBC calculation takes into account: (1) asset risk, (2) credit risk,
(3) underwriting risk, and (4) all other relevant risks. Both increased growth in premiums written and reduction in the amount of an insurance company's statutory surplus can negatively affect RBC ratios. During the quarter ended September 30, 2002 the Company experienced continued premium growth. Additionally, the current trends in the equity markets have resulted in a decline in the unrealized gains in the equity portfolios of the insurance subsidiaries, thereby reducing statutory surplus.

     The RBC for The Insurers Model Act provides four levels of regulatory authority if the ratio yielded by the calculation falls below specified minimums: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. These four levels of authority provide for increasing regulatory remedies for companies that fail to meet the appropriate levels under the statutes.

     The Company's insurance subsidiaries are members of the statutorily created insolvency guarantee associations in all states where they are authorized to transact business. These associations were formed for the purpose of paying claims of insolvent companies. The Company is assessed its pro rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. Management does not believe that assessments on current insolvencies will have a material effect on the Company's financial condition or results of operations.

Consolidated results of operations

     The following table summarizes the results from operations for the three and nine month periods ended September 30, 2002 and 2001, respectively.

                                                         Three months ended          Nine months ended
                                                            September 30,              September 30,
(Dollars in millions)                                     2002        2001          2002          2001
                                                        ----------------------   --------------------------
                                                        ----------------------   --------------------------
Premiums earned                                            $ 96.3      $ 52.9        $ 264.9       $ 120.4
Net investment income                                      $ 12.9      $ 13.1        $  40.0       $  39.6

Losses and loss adjustment expenses                        $ 70.9      $ 47.1        $ 195.1       $ 107.9
Underwriting, acquisition and
insurance expenses                                         $ 33.4      $ 23.4        $  98.8       $  61.4

Operating income (loss), net of tax                        $  3.9      $ (2.9)       $   8.4       $  (5.3)

Net income                                                 $  4.7      $  1.3        $  18.3       $   3.5


     Premiums earned increased for the three and nine month periods ended September 30, 2002 due to: (1) rate increases across all product lines, and (2) the inclusion of operating results of Colony and Rockwood for the full three and nine month periods ended September 30, 2002 as compared to one month for the same periods ended 2001.

     Net investment income for the three and nine periods ended September 30, 2002 was comparable to the same periods in 2001. Higher invested balances offset lower investment yields encountered during 2002.

     The increase in losses and loss adjustment expenses was primarily attributable to the increase in premiums written combined with the inclusion of Colony and Rockwood for the full periods during 2002 as compared to one month during 2001. The Company's loss ratio improved to 73.6% in the current quarter compared to 89.1% for the same period in 2001. For the nine months ended September 30, 2002, the Company's loss ratio was 73.7% compared to 89.7% for the same period in 2001. The improvement in the loss ratio was primarily attributable to the results of Colony and Rockwood coupled with favorable loss development in the specialty workers' compensation segment - see segment discussion.

     The Company's underwriting, acquisition and insurance expenses increased to $33.4 million for the three months ended September 30, 2002 from $23.4 million for the same quarter of 2001 due primarily to premium volume produced by Colony and Rockwood. The expense ratio for the three months ended September 30, 2002 improved to 34.7% versus 44.1% in the comparable quarter of 2001. This was primarily due to the addition of Colony and Rockwood in 2002, the effect of which was to lower the weighted average Company expense ratio, as Colony and Rockwood incurred a lower expense ratio than the specialty workers' compensation segment. The expense ratio for the nine months ended September 30, 2002 also improved to 37.3% from 51.0% in the nine months ended 2001 for the same factors previously noted.

     Operating income is defined as net income excluding after-tax realized gains or losses on sales of securities. Since operating income excludes the effects of realized gains and losses attributable to the Company's investment portfolio, management believes it presents the underlying results of operations of the Company's primary businesses. Operating income should not be viewed as a substitute for net income determined in accordance with GAAP. Consolidated operating income for the three months ended September 30, 2002 was $3.9 million compared to an operating loss of $2.9 million for the comparable quarter in 2001. Operating income for the nine months ended September 30, 2002 was $8.4 million compared to an operating loss of $5.3 million for the nine months then ended in 2001. Improvement in operating income was primarily attributable to the addition of Colony and Rockwood, which reported combined operating income of $5.4 million and $11.4 million for the three and nine month periods ended September 30, 2002, respectively. Additionally, improved operating results were reported along all business segments for the periods in 2002 - see segment discussion below.

     Net income increased to $4.7 million and $18.3 million for the three and nine months ended September 30, 2002, respectively, compared to $1.3 million and $3.5 million for the same periods in 2001. The increase in net income was attributable to the inclusion of the results of operation of Colony and Rockwood for the full three and nine month periods in 2002, compared to a one month period in 2001. Additionally, improved operating results along all business segments were reported for 2002. The specialty workers' compensation segment benefited from improved loss results and the deferral of acquisition costs. The deferral of acquisition costs was partially offset by legal costs and an increase to the allowance for doubtful accounts on premium balances receivable (see segment discussion.) Net income for 2002 also reflects the positive impact of the elimination of goodwill amortization (see note 6), which became effective on January 1, 2002.

Segment Results.

     Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three and nine months ended September 30, 2002 and 2001, respectively. Colony was acquired by the Company effective September 1, 2001, and its results of operations are included from this date. On May 6, 2002, the Company announced it had completed the acquisition for the renewal rights and certain other assets of Fulcrum, a subsidiary of the SCOR Group.

                                                     Three months ended          Nine months ended
                                                        September 30,              September 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------------------   --------------------------
Net written premiums                                   $ 70.3       $ 9.6        $ 145.5         $ 9.6
                                                    ==========  ==========   ============  ============

Premiums earned                                          39.9         8.6           99.5           8.6
Losses and loss adjustment expenses                      24.7         5.4           62.4           5.4
Underwriting expense                                     12.2         2.8           32.7           2.8
                                                    ----------  ----------   ------------  ------------
Underwriting income                                       3.0         0.4            4.4           0.4
Net investment income                                     2.8         0.8            7.6           0.8
                                                    ----------  ----------   ------------  ------------
Operating income                                        $ 5.8       $ 1.2         $ 12.0         $ 1.2
                                                    ==========  ==========   ============  ============

Combined ratio                                          92.6%       95.0%          95.6%         95.0%
                                                    ==========  ==========   ============  ============


     For the three months ended September 30, 2002, the excess and surplus lines segment, written through Colony and Fulcrum, reported an underwriting profit of $3.0 million and a combined ratio of 92.6%. For the nine months ended September 30, 2002, the excess and surplus lines segment reported an underwriting profit of $4.4 million and a combined ratio of 95.6%.

     For the three and nine months ended September 30, 2002 the business underwritten by Colony, exclusive of Fulcrum, produced a combined ratio of 88.7% and 93.2% on premiums earned of $34.0 million and $93.4 million, respectively. For the same three and nine month periods of 2001 premiums earned were $8.6 million and produced a combined ratio of 95.0%.

     For the three and nine month periods ended September 30, 2002, Colony has experienced rate increases across virtually all lines of business compared to the same periods in 2001. Though excess and surplus lines historically have a lower renewal rate, Colony is able to write new business at higher rates than the expiring policies due to favorable market conditions. These rate increases combined with initiatives to reduce underwriting expenses have reduced the expense ratio in 2002 versus 2001.

     Premiums earned on the Fulcrum business for the three month period ended September 30, 2002 were approximately $5.8 million which produced a $0.9 million underwriting loss. From the date of acquisition through September 30, 2002, Fulcrum generated premiums earned of approximately $6.1 million, which produced a $2.0 million underwriting loss. Earned premium lags written premiums as policies are renewed. However, underwriting expenses reflect the full staffing that accompanied the renewal rights purchase, and this is responsible for the Fulcrum underwriting loss.

     Net investment income for the three and nine month periods ended September 30, 2002 was $2.8 million and $7.6 million, respectively. Net investment income of $0.8 million for the three and nine month periods ended September 30, 2001 represented income on investments for the one month period since acquisition.

     Specialty Commercial. The following table summarizes the specialty commercial results of operations for the three and nine months ended September 30, 2002 and 2001. Rockwood was acquired by the Company effective September 1, 2001, and its results from operations are included from this date.

                                                     Three months ended          Nine months ended
                                                        September 30,              September 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------------------   --------------------------
Net written premiums                                   $ 30.5      $ 13.4         $ 83.2        $ 31.4
                                                    ==========  ==========   ============  ============

Premiums earned                                          27.1        13.1           77.8          29.7
Losses and loss adjustment expenses                      18.5         8.8           54.0          24.0
Underwriting expenses                                     8.1         4.0           23.8          10.2
                                                    ----------  ----------   ------------  ------------
Underwriting income (loss)                                0.5         0.3              -          (4.5)
Net investment income                                     2.5         1.6            7.5           4.1
                                                    ----------  ----------   ------------  ------------
Operating income                                        $ 3.0       $ 1.9          $ 7.5        $ (0.4)
                                                    ==========  ==========   ============  ============

Combined ratio                                          98.0%       97.5%         100.0%        115.2%
                                                    ==========  ==========   ============  ============


     For the three months ended September 30, 2002, the specialty commercial segment, written through Rockwood and Argonaut Great Central, reported underwriting income of $0.5 million and a combined ratio of 98.0%, compared to underwriting income of $0.3 million and a combined ratio of 97.5% for the same period ended 2001. For the nine months ended September 30, 2002, this segment broke even on an underwriting basis and reported a combined ratio of 100.0% compared to an underwriting loss of $4.5 million and a combined ratio of 115.2% for the same period ended 2001.

     For the three and nine month periods ended September 30, 2002, Rockwood reported net written premiums of $19.1 million and $53.7 million, respectively. For the three and nine month periods ended September 30, 2002, Rockwood contributed net earned premiums of $18.4 million and $51.7 million, respectively. Rockwood has experienced growth in its commercial workers' compensation line, combined with price increases of approximately 10%. Argonaut Great Central's written and earned premiums were comparable to the same periods for the prior year.

     The specialty commercial segment's loss ratio for the three months ended September 30, 2002 was 68.0% compared to 66.9% in the comparable period of 2001. The slight increase in the loss ratio was primarily attributable to the commercial business written by Rockwood. This business typically incurs a higher loss ratio compared to Rockwood's mining business, and a slight shift in the mix of Rockwood's business to more commercial accounts has increased the loss ratio minimally. Losses and loss adjustment expenses increased $9.7 million for the three months ended September 30, 2002 compared to the same period of 2001, primarily due to Rockwood's inclusion for the entire third quarter of 2002 as compared to its 2001 third quarter results which included one month of operations. Similarly, in the third quarter of 2002, Rockwood incurred $13.1 million of losses compared to $3.3 million in the third quarter of 2001. Rockwood's loss ratio for the three months ended September 30, 2002 was 71.3%. The implementation of more stringent underwriting standards at Argonaut Great Central, combined with pricing actions and geographical and product diversification, resulted in an improved loss ratio of 61.1% for the three months ended September 30, 2002, as compared to 64.1% for the same period in 2001.

     For the nine months ended September 30, 2002, Rockwood incurred losses and loss adjustment expenses of $36.7 million, resulting in a loss ratio of 71.1%. Argonaut Great Central's loss ratio improved to 66.1% for the nine months ended September 30, 2002 from 82.5% for the same period of 2001 due to the factors noted above.

     The expense ratio for the specialty commercial segment of 30.0% in the third quarter of 2002 is comparable to the expense ratio of 30.6% in the third quarter of 2001. Underwriting expenses for the three months ended September 30, 2002 included $5.2 million attributable to Rockwood, compared to $1.2 million for the same period ended 2001. Rockwood's expense ratio was 28.2% for the three months ended September 30, 2002. Argonaut Great Central's expense ratio of 33.7% for the three months ended September 30, 2002 was comparable to its expense ratio for the same period of 2001.

     For the nine months ended September 30, 2002, underwriting expenses for the specialty commercial segment included $14.8 million attributable to Rockwood. Rockwood incurred an expense ratio of 28.6% for this nine month period. Argonaut Great Central's expense ratio improved to 34.5% for the nine months ended September 30, 2002, compared to an expense ratio of 35.5% for the same period of 2001.

     Net investment income for the three and nine months ended September 30, 2002 was $2.5 million and $7.5 million, respectively compared to $1.6 million and $4.1 million for the same periods ended in 2001. Rockwood contributed $1.8 million and $5.1 million for the three and nine month periods ended September 30, 2002, compared to $0.5 million since acquisition in 2001. Argonaut Great Central earned net investment income of $0.7 million and $2.4 million for the three and nine months ended September 30, 2002, respectively, compared to $1.0 million and $3.5 million for the same periods in 2001. Argonaut Great Central's net investment income was impacted by lower investment yields partially offset by higher invested balances.

     Specialty  Workers'  Compensation.   The  following  table  summarizes  the
specialty workers' compensation results of operations for the three and nine months ended September 30, 2002 and 2001.

                                                       Three months ended        Nine months ended
                                                        September 30,              September 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------------------   --------------------------
Net written premiums                                   $ 40.2      $ 36.7        $ 110.3        $ 96.2
                                                    ==========  ==========   ============  ============

Premiums earned                                          26.3        30.0           80.9          79.6
Losses and loss adjustment expenses                      18.5        32.5           66.9          76.9
Underwriting expense                                     11.4        14.5           36.3          44.5
                                                    ----------  ----------   ------------  ------------
Underwriting loss                                        (3.6)      (17.0)         (22.3)        (41.8)
Net investment income                                     7.5        10.2           24.1          34.2
                                                    ----------  ----------   ------------  ------------
Operating income (loss)                                 $ 3.9      $ (6.8)         $ 1.8        $ (7.6)
                                                    ==========  ==========   ============  ============

Combined ratio                                         112.9%      156.7%         127.6%        152.5%
                                                    ==========  ==========   ============  ============


     For the quarter ended September 30, 2002 the specialty workers' compensation segment, written through Argonaut Insurance Company, reported an underwriting loss of $3.6 million and a combined ratio of 112.9%, compared to an underwriting loss of $17.0 million and a combined ratio of 156.7% for the same period ended 2001. For the nine months ended September 30, 2002, the specialty workers' compensation segment reported a net underwriting loss of $22.3 million and a combined ratio of 127.6%, compared to a net underwriting loss of $41.8 million and a combined ratio of 152.5% for the nine months ended September 30, 2001.

     Increases in net written premiums for the three and nine months ended September 30, 2002 as compared to the same periods ended 2001 were primarily due to rate increases. Higher ceded premium rates during 2002 held down the level of net written premium and net earned premium increases for both the quarter and year to date as compared to 2001. Net written premium for the three months ended September 30, 2002 includes a reduction of $0.3 million for the return of premium on loss sensitive retrospectively rated policies. This compares to a $3.8 million net written premium increase for the billing of additional premium for retrospectively rated policies for the three months ended September 30, 2001. Earned premium for both periods was unaffected as the billings were offset against previously established retrospective premium reserves.

     Losses and loss adjustment expenses for the three and nine month periods ended September 30, 2002 resulted in loss ratios of 70.0% and 82.7%, respectively, compared to 108.2% and 96.7% for the three and nine month periods ended September 30, 2001. The improvement in the loss ratio was due to rate increases implemented in 2001 and 2002 and favorable loss development on policies written in prior years.

     The expense ratio for the three and nine months ended September 30, 2002 improved to 43.0% and 44.9%, respectively, from 48.5% and 55.8% for the like periods in the prior year. During the three months ended September 30, 2002, the Company deferred $7.4 million of acquisition costs related to policies written in 2002. During the three months ended September 30, 2002, the Company incurred legal expenses of approximately $2.0 million for litigation and increased its allowance for doubtful accounts on premiums receivable by approximately $0.9 million. For the nine months ended September 30, 2002, acquisition costs of $13.1 million have been deferred. Acquisition costs were not deferred during 2001.

     Net investment income for the three and nine months ended September 30, 2002 was $7.5 million and $24.1 million, respectively, compared to $10.2 million and $34.2 million for the same periods of 2001. The decline in net investment income was the result of lower investment yields combined with a reduction in the invested balances.

     Public Entity. The following table summarizes the results of operations for the public entity segment for the three and nine months ended September 30, 2002 and 2001.

                                                     Three months ended          Nine months ended
                                                        September 30,              September 30,
(Dollars in millions)                                 2002        2001          2002          2001
                                                    ----------------------   --------------------------
Net written premiums                                    $ 5.5       $ 2.0          $ 9.9         $ 4.6
                                                    ==========  ==========   ============  ============

Premiums earned                                           3.0         1.2            6.7           2.5
Losses and loss adjustment expenses                       1.9         0.9            4.6           1.9
Underwriting expense                                      1.1         0.7            2.5           1.5
                                                    ----------  ----------   ------------  ------------
Underwriting loss                                           -        (0.4)          (0.4)         (0.9)
Net investment income                                     0.1         0.1            0.4           0.1
                                                    ----------  ----------   ------------  ------------
Operating income (loss)                                 $ 0.1      $ (0.3)           $ -        $ (0.8)
                                                    ==========  ==========   ============  ============

Combined ratio                                         101.5%      131.3%         106.8%        135.6%
                                                    ==========  ==========   ============  ============


     For the three months ended September 30, 2002 the public entity segment, written through Trident Insurance Services, Inc., broke even on an underwriting basis, compared to an underwriting loss of $0.4 million for the same period ended 2001. For the nine months ended September 30, 2002, the public entity segment reported a net underwriting loss of $0.4 million and a combined ratio of 106.8%, compared to a net underwriting loss of $0.9 million and a combined ratio of 135.6% for the same period ended 2001. This segment began writing business in the fourth quarter of 2000, and continues to experience growth as it penetrates its target market.

     Run-off Lines. Corporate policy beginning in 1985 was to exclude asbestos coverage on all general liability policies. During the three months ended September 30, 2002, management identified claims associated with a certain general liability policies issued through one office from 1985 to the early 1990's which did not exclude absolute asbestos coverage. In response, the Company increased loss reserves by $7.0 million during the three months ended
September 30, 2002 resulting in an underwriting loss for the run-off lines of $7.2 million. Although the Company continues to review policy files issued during this period for additional exposure, management believes the policies written were limited to the specific time frame and location first identified.

     In addition to revisions to loss reserves to reflect any material case-specific development in asbestos claims, the Company periodically reviews all environmental and asbestos related reserves to evaluate the impact, if any, of new developments in litigation trends, changes in actuarial assumptions, and other industry-wide information then available. The Company expects to complete its periodic review now in progress during the fourth quarter of 2002. The results of this study may indicate further development on these reserves, which would have a negative impact on the financial condition of the Company and its RBC ratio, and may subject the Company to the levels of regulatory authority noted previously.

     On October 7, 2002, an action was filed by Western MacArthur Company, MacArthur Company, Western Asbestos Company and certain other individual claimants in the Superior Court of Alameda County, California against Argonaut Insurance Company ("Argonaut"), The Home Insurance Company and The Hartford Accident & Indemnity Company entitled Lila Mitchell, et al. v. Argonaut Insurance Company, et al., Alameda Superior Court Case No. 2002067900. This case seeks coverage for claims already at issue in the previously filed action entitled Western MacArthur Company and MacArthur Company v. United States Fidelity & Guaranty Co., The Saint Paul Companies, Inc., St. Paul Fire & Marine Ins. Co., and Argonaut Insurance Company, Alameda Superior Court Case No. 721595-7 seeking adjudication of the same issues as presented in that action. Argonaut's sole nexus to these suits is nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960's and 70's. Management estimates that approximately 1% of the claimants in the purported class action suits against Western MacArthur were associated in any way with the job sites covered by the Argonaut policies. Argonaut has in the ordinary course of business set up reserves in connection with these claims in prior years. Based on the above circumstances, management's evaluation of Argonaut's exposure to the Western MacArthur litigation remains unchanged and no adjustments to the existing reserves are planned based on any of the recent events in this series of lawsuits.

Liquidity and Capital Resources

     The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

     For the nine months ended September 30, 2002, net cash provided by operating activities was $51.8 million, compared to net cash used for operating activities of $38.1 million for the same period ended 2001. The increase in cash inflow was primarily attributable to the inclusion of Colony and Rockwood for the full nine month period ended September 30, 2002, compared to one month since acquisition in 2001, coupled with improved underwriting results from rate increases implemented in 2001 and 2002.

     For the nine months ended September 30, 2002, dividends of $11.5 million were paid to Argonaut Group, Inc. by Argonaut Insurance Company. No dividends were paid to Argonaut Group, Inc. during the three months ended September 30, 2002. Dividends from subsidiaries are the primary source of funds for liquidity, shareholder dividends and stock repurchases.

     As of September 30, 2002, the Company has repurchased approximately 7.9 million shares of common stock out of a total 10 million shares authorized for repurchase. During the three and nine months ended September 30, 2002, the Company did not repurchase additional shares of its common stock.

     On October 4, 2002, the Company filed a shelf registration statement on Form S-3 to sell up to $150 million of common stock. The Company intends to amend this filing to include debt securities and/or preferred stock.

     Refer to "Management's Discussion and Analysis on Operating Results and Financial Condition - Liquidity" in the Company's 2001 Annual Report on Form 10-K, as amended, for further discussion on the Company's liquidity.

Critical Accounting Policies

     Refer to "Critical Accounting Policies" in the Company's 2001 Annual Report on Form 10-K, as amended, for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Forward Looking Statements

     Management's Discussion and Analysis of Results of Operations and Financial Conditions, Quantitative and Qualitative information about Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contains "forward-looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, including environmental and asbestos claims, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, natural and man-made catastrophes and terrorism activities, volatility of reinsurance availability and collectability, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments including rising levels of actual costs that are not known at the time products are priced, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

Item 3.  Market Risks

     The Company's assets include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures are interest rate risk and equity price risk. The Company does not hold any foreign currency risk or derivative instruments.

     Due to the trends in the bond and equity markets during the three months ended September 30, 2002, the Company analyzed the investment portfolio for securities which were deemed to have suffered an impairment identified as other than temporary. If a decline in the fair value of an individual security is identified as other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. During the nine months ended September 30, 2002, realized investment gains for the equity and bond portfolios were reduced $3.3 million and $0.9 million, respectively, due to the recognition of other than temporary impairment on certain securities.

     The Company regularly monitors its investment portfolio for securities which have suffered an impairment which is deemed to be other than temporary. Of those securities whose carrying value exceeded fair market value at September 30, 2002, approximately $7.4 million are at risk of being written down in the next twelve months.

     The Company holds a well-diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. At September 30, 2002, investments in equity securities include an investment in the common stock of Curtiss-Wright
Corporation which represents approximately 10% (pre-tax) of the total shareholders' equity.

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

     Exposure to credit rate risk is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds and preferred stocks.) Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BAA".

Item 4.  Controls and Procedures

     In connection with the filing of this Form 10-Q, management, including the chief executive officer and the chief financial officer, has reviewed the effectiveness of the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. Based on the evaluation, management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002.

     During the three month period ended September 30, 2002 and through the date of filing, there were, a) no significant changes in the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries, b) no significant changes in other factors that could significantly affect internal controls, and c) no corrective action required or taken with regard to significant deficiencies and material weaknesses in such internal controls.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Superior Construction, Inc. v. Argonaut Insurance Company. A putative class action was filed in Los Angeles Superior Court alleging that Argonaut Insurance Company in isolated instances inadvertently miscoded loss data regarding workers' compensation claims reported to the California Workers' Compensation Insurance Rating Bureau from 1989 through 1993. Superior's complaint sought monetary damages, including punitive damages and costs, as well as injunctive relief.

     Following mediation, Argonaut Insurance Company agreed, without admitting liability or any wrongdoing and subject to court approval, to enter into a class action settlement resolving all claims. Although management is unable to reasonably estimate at this time the actual amounts which may be paid to class members under the settlement upon final approval by the court, the maximum liability consists of $3 million, consisting of a) $1.0 million in attorney's fees payable to the plaintiff's attorneys, b) cash payments to qualifying applicants from a $1.0 million fund established for this purpose, and c) up to $1.0 million in vouchers for discounts on future premiums distributed to qualifying applicants. As of September 30, 2002 the Company has accrued $2.0 million representing the estimate of cash outlays the Company will pay under this settlement. The Company has not accrued the remaining $1.0 million as it relates to the vouchers that will be redeemed, if any, and plans to expense the vouchers as they are received.

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

     Argonaut Insurance Company has responded to the complaint, and brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit. The Company believes it has meritorious defenses, and intends to vigorously contest these claims. The trial judge for the MTA litigation has ordered that the first stage of this case to be tried before a three-judge panel instead of jury by agreement of the parties, currently set for June 30, 2003. That trial will consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due to it from the MTA. To date the Court has ruled on three motions for summary adjudication relating to the recoverability of the receivable, one filed by Argonaut and two by the MTA. In each instance the Court has adopted the position asserted by Argonaut Insurance Company. The Company believes it has a reasonable basis for recovery for amounts paid on behalf of the MTA.

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

     Diamond Woodworks vs. Argonaut Insurance Company. Filed in the Superior Court of Orange County, California, this case arose out of Argonaut Insurance Company's alleged mishandling of a workers' compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14.0 million in punitive damages against the Argonaut Insurance Company, which verdict was subsequently confirmed by the Court. Argonaut Insurance Company filed post judgment motions and the judgment for punitive damages was reduced to $5.5 million. Argonaut Insurance Company is pursuing an appeal of the adverse final judgment, and has posted a surety bond for the judgment pending appeal. The Company has recorded the $700,000 judgment for compensatory damages but has not recorded the $5.5 million judgment for punitive damages. Management is currently unable to estimate the amount (if any) of punitive damages that will be paid, but believes that current reserves are adequate.

     Princeville Hotel v. Argonaut Insurance Company. The underlying case alleges wrongful denial of a property damage claim originally made in 1991 by the Princeville Hotel in Hawaii regarding installation of a new roof for that facility. Additional claims have also been brought for failure to provide a defense to two contractors listed as additional insureds on the policy. Although all indemnity and defense obligations arising under the policy in connection with the underlying claim have been resolved and accrued for by the Company in prior periods, claims for extra-contractual damages, including punitive damages, have been brought by the additional insureds or their assigns and are still pending. Argonaut Insurance Company settled the most significant of these claims during the third quarter for the sum of $1.8 million, and as to the remaining non-material claims the Company believes it has meritorious defenses and intends to vigorously contest such claims. As of September 30, 2002, the Company had fully accrued the $1.8 million related to the settlement. Subsequent to this date, the Company paid this settlement in full.

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

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       Item 99.1    Certification of Compliance with Section 906 Sarbanes-Oxley
                     Act of 2002

       Item 99. 2   Certification of Compliance with Section 302 of the
                     Sarbanes-Oxley Act of 2002

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



November 13, 2002

                                                                    EXHIBIT 99.1


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Form 10-Q covering the period July 1, 2002 through September 30, 2002 (the "Report") that:

   1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

   2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 13th day of November, 2002.

                                               /s/  Mark E. Watson III
                                               ------------------------
                                                Mark E. Watson III
                                                President and Chief Executive
                                                 Officer

                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark W. Haushill, Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Form 10-Q covering the period July 1, 2002 through September 30, 2002 (the "Report") that:

   1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

   2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 13th day of November, 2002.

                                               /s/  Mark W. Haushill
                                               -----------------------
                                                Mark W. Haushill
                                                Vice President, Chief Financial
                                                 Officer and Treasurer

                                                                    EXHIBIT 99.2

                            CERTIFICATE OF COMPLIANCE

I, Mark E. Watson, certify that:

   1.  I have reviewed this quarterly report on Form 10-Q of Argonaut
       Group, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   CERTIFIED this 13th day of November, 2002.

                                               /s/  Mark E. Watson III
                                               ------------------------
                                                Mark E. Watson III
                                                 President and Chief Executive
                                                 Officer

                            CERTIFICATE OF COMPLIANCE


I, Mark W. Haushill, certify that:

   1.  I have reviewed this quarterly report on Form 10-Q of Argonaut
       Group, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   CERTIFIED this 13th day of November, 2002.

                                               /s/  Mark W. Haushill
                                                Mark W. Haushill
                                                Vice President, Chief Financial
                                                Officer and Treasurer