Form 10-K
period 2002-12-31
ARGONAUT GROUP INC
filed 2003-04-02
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________.

                         Commission file number: 0-14950
                              Argonaut Group, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                         95-4057601
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

                         10101 Reunion Place, Suite 500
                            San Antonio, Texas 78216
               (Address of principal executive offices) (Zip code)

                                 (210) 321-8400
              (Registrant's telephone number including area code)

           Securities registered pursuant to section 12(g) of the Act:

                   Common Stock, par value of $0.10 per share
                              (Title of securities)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 30, 2002, the aggregate market value of the voting stock held by nonaffiliates was approximately $431.7 million.

As of March 31, 2003, the Registrant had 21,604,351 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argonaut Group, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003

                               Argonaut Group, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2002


                                TABLE OF CONTENTS



                                     PART 1

                                                                                                    Page
Item     1.     Business.......................................................................        3
Item     2.     Properties.....................................................................       14
Item     3.     Legal Proceedings..............................................................       14
Item     4.     Submission of Matters to a Vote of Security Holders............................       16

                                                          PART II

Item     5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters........................................................       16
Item     6.     Selected Financial Data........................................................       17
Item     7.     Management's Discussion and Analysis of Results of Operations
                    and Financial Condition....................................................       18
Item    7A.     Quantitative and Qualitative Disclosures about Market Risk.....................       35
Item     8.     Financial Statements and Supplementary Data....................................       36
Item     9.     Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...................................................       36


                                                         PART III

Item    10.     Directors and Executive Officers of the Registrant.............................       37
Item    11.     Executive Compensation.........................................................       37
Item    12.     Security Ownership of Certain Beneficial Owners and
                    Management.................................................................       37
Item    13.     Certain Relationships and Related Transactions.................................       37
Item    14.     Controls and Procedures........................................................       37


                                                          PART IV

Item    15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................       38

                                       2

Forward Looking Statements

This report on Form 10-K contains "forward looking statements", including but not limited to, those under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" section relating to liquidity and capital resources, significant accounting policies, the discussion of asbestos and environmental liability claims, the notes to the consolidated financial statements, and other sections herein, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on Argonaut Group, Inc's (the "Company") current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company's public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

                                     PART I.

Item 1.  Business

Introduction

Argonaut Group, Inc. ("Argonaut Group" or "the Company") is a national provider of specialty insurance products focused on specific niches of property-casualty insurance. During 2002, the Company continued its strategy initiated in 2001 of diversifying its product line and expanding geographically. Argonaut Insurance Company was established in 1948 and is directly owned by the Company and is the parent of the Company's other property and casualty insurance companies. Workers' compensation is the primary line of insurance written by Argonaut Insurance Company and the following subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance Company and the above subsidiaries have entered into a pooling agreement whereby all premiums, losses, and associated underwriting expenses are allocated between the members of the pool. Argonaut Great Central Insurance Company ("Argonaut Great Central") was established in Illinois in 1948 and was purchased by Argonaut Insurance Company in 1971. AGI Properties, Inc., a non-insurance company, owns and leases certain real properties. AGI Properties was incorporated in California in 1970 and is wholly owned by Argonaut Insurance Company. Trident Insurance Services LLC ("Trident"), a managing general underwriter formed as a limited liability company in Texas, was established in 2000 and acquired by the Company in 2001. Argonaut Group is Trident's immediate parent.

Front Royal, Inc., a wholly owned subsidiary of Argonaut Insurance Company acquired in the third quarter of 2001, is a holding company for specialty insurance underwriters with particular expertise in excess and surplus lines and workers' compensation for certain targeted types of businesses. Its principal subsidiaries are the Colony Insurance Group ("Colony") and the Rockwood Casualty Insurance Group ("Rockwood"). Colony is comprised of Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company. Rockwood is comprised of Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company. Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company have entered into an intercompany pooling agreement whereby all premiums, losses and associated underwriting expenses are allocated between members of the pool. Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company have also entered into an intercompany pooling agreement.

Business Segments and Products

The Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity and one run-off segment.

Excess and Surplus Lines. Excess and surplus lines, or E&S, insurance carriers provide insurance that is unavailable or difficult to obtain by businesses in the admitted market due to the unique characteristics of the consumers or the lack of insurers writing such coverage. The excess and surplus lines market allows Colony to underwrite certain risks with more flexible policy terms at unregulated premium rates. Colony operates primarily on an E&S basis and focuses on insureds that generally cannot purchase insurance from standard lines insurers due to the perceived risks related to their businesses. Colony provides commercial liability, commercial property, products liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day-care centers and manufacturers, and professional liability coverages for health care providers (other than physicians) and other professionals. Colony is approved as a non-admitted insurer in 48 states, the District of Columbia and the U.S. Virgin Islands.

Specialty Commercial. This segment provides property and casualty coverages targeting specific groups of insureds and is underwritten by Argonaut Great Central and Rockwood. Argonaut Great Central is domiciled in Illinois and specializes in providing package insurance policies for certain classes of insureds. Argonaut Great Central focuses on small to medium sized risks and targets three broadly defined markets: food and hospitality, retail services and organizations and institutions. Argonaut Great Central is licensed in 33 states and provides property, general liability, commercial automobile, workers' compensation and umbrella insurance policies.

Rockwood concentrates on underwriting specialty workers' compensation insurance and is licensed in 13 states. Premiums written in Pennsylvania, Rockwood's domiciliary state, account for 70% of Rockwood's business. Rockwood provides workers' compensation insurance for coal mines and other mining business and small commercial accounts. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, inland marine, commercial automobile and surety business. The supporting lines of business represent less than 10% of Rockwood's gross written premiums.

Specialty Workers' Compensation. Workers' compensation is the primary line of insurance underwritten by Argonaut Insurance Company and its pooled subsidiaries. Argonaut Insurance Company and its pooled subsidiaries also underwrite complementary lines of commercial insurance for a small number of their clients, primarily consisting of general liability and commercial automobile, but generally target companies whose workers' compensation needs will result in significant annual premiums (generally between $250,000 and $5 million.) Argonaut Insurance Company also provides workers' compensation insurance for smaller employers. Argonaut Insurance Company, domiciled in California, is licensed in 50 states and the District of Columbia.

In the first half of 2003, Argonaut Insurance Company will reorganize its operations to concentrate on casualty risk management solutions for upper-middle market accounts. Risk management business has been the core of Argonaut Insurance Company's operations since the early 1990's. With the elimination of non-strategic businesses, Argonaut Insurance Company will reduce its workforce by approximately 15 percent over the first and second quarters of 2003 and will incur a reorganization charge of approximately $3 million in the first half of 2003. The reorganization will also have the effect of reducing operating expenses in the latter half of 2003 and in future years.

Public Entity. Trident functions as a managing general underwriter, dedicated to servicing the insurance needs of preferred small to medium sized governmental entities throughout the United States. Trident offers comprehensive insurance package, including property, inland marine, crime, general liability, public officials' liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites its products through Argonaut Great Central and Argonaut Insurance Company.

Argonaut Group was incorporated in Delaware in 1986 and its executive offices are located at 10101 Reunion Place, Suite 500, San Antonio, Texas 78216. Its telephone number is (210) 321-8400. The Company's website address is www.argonautgroup.com.

Argonaut Group files annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission ("SEC".) The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

Additional information relating to the Company's business segments is included under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" on pages 18 - 35 and note 14 "Business Segments" in the Notes to the Consolidated Financial Statements.

Marketing

The Company's insurance subsidiaries utilize a nationwide network of agents and insurance brokers to market and distribute their insurance products. During 2002, the Company continued to diversify its premium base, with no individual state contributing more than 15% of total gross written premiums. The Company services its policyholders and agents through local offices located strategically nationwide.

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

Specialty Commercial. Rockwood markets its workers' compensation products through approximately 825 retail agents. Rockwood personnel individually underwrite each policy. Argonaut Great Central also markets its products through retail agents and the underwriting decision rests with Argonaut Great Central.

Specialty Workers' Compensation. Argonaut Insurance Company markets its large workers' compensation products through brokers and its small workers' compensation policies through wholesale agents. Argonaut Insurance Company plans on exiting the small workers' compensation program in the first quarter of 2003 and therefore will discontinue the use of wholesale agents during 2003.

Public Entity. Trident markets its policies through approximately 500 retail agents and five exclusive marketing partners. The ultimate underwriting decision rests with Trident. The Trident Public Entity programs are not available in all states, but are principally marketed in those states that have strong tort immunities, or damage caps, that help insulate public entities from loss.

Competition

The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry and especially the reinsurance business also have been very competitive. Prior to 2000, insurance companies kept insurance premiums relatively low, offsetting lower margins on underwriting with investment returns. Due to lower investment returns beginning in 2000, poor underwriting results on business written in prior years and additional losses due to potential acts of terrorism, the insurance industry in general increased prices to more closely approximate the cost of coverage. The Company's insurance subsidiaries have experienced more favorable premium pricing beginning in the second half of 2000 and continuing into 2002.

The property-casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best Company ("A.M. Best"), a leading insurance industry rating and analysis firm, as of December 31, 2001, there were approximately 2,500 property-casualty insurance companies operating in the United States. Argonaut Group's principal insurance subsidiaries ranked among the 250 largest property and casualty insurance company organizations in the United States, measured by net premiums written (113th), and policyholder's surplus (123rd). With respect to admitted assets, Argonaut Group's insurance subsidiaries ranked 88th relative to its industry peers.

The Company's insurance subsidiaries are rated by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns ratings ranging from "A++ (Superior)" to "F (In Liquidation)". In January, 2003, A. M. Best affirmed the rating of the Company's insurance subsidiaries as follows: Argonaut Insurance Company as an "A" (Excellent) with a negative outlook; Colony and Rockwood were affirmed as an "A" (Excellent) with a stable outlook; and Argonaut Great Central was affirmed as an "A- (Excellent)" with a stable outlook. A.M. Best reviews its ratings on a periodic basis, and ratings of the Company's insurance subsidiaries are therefore subject to change.

On February 4, 2003, Standard & Poors Ratings Services ("S&P") announced it was lowering the Company's counterparty credit and financial strength ratings to `BBB+' from `A'. S&P stated that the reduction of the rating was based on declines in the Company's capitalization.

A significant downgrade in these ratings could affect the Company's competitive position in the insurance industry, make it more difficult for the Company to market its products and result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings. These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that the Company's primary insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

The Company's principal competitors cannot be easily classified. The Company's principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies. For the Company's workers' compensation lines, additional competition comes from state workers' compensation funds.

Property and casualty insurance is a highly competitive business, particularly with respect to E&S, commercial lines and workers' compensation insurance. Over the past several years, competition has become more intense, due to the efforts of many insurance companies to obtain, maintain and expand market share by offering relatively low premium rates. Competition has grown from established companies and the entry of new competitors into the industry. These factors have resulted in low revenue growth, deterioration in operating profits and, until recently, falling prices for the property and casualty industry. However, the industry has begun to show renewed focus on premium rate adequacy, and as a result, the downward pressure on premium rates is abating as many competitors implement rate increases.

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

Regulation

Risk-Based Capital. The Company's insurance subsidiaries are subject to the Risk-Based Capital ("RBC") provisions under The Insurers Model Act. RBC is designed to measure the acceptable amount of capital on the inherent specific risks of each insurer. RBC is measured annually. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.

The RBC for The Insurers Model Act provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event,
(3) Authorized Control Level Event, and (4) Mandatory Control Level Event. As of December 31, 2002, Argonaut Insurance Company's RBC is within the Company Action Level Event. However, Argonaut Insurance Company requested from the California Department of Insurance permission to report a parcel of its real estate at its agreed upon sales price. The California Department of Insurance granted Argonaut Insurance Company the permitted practice. Without the permitted practice Argonaut Insurance Company's RBC would have been within the Regulatory Action Level Event, which would have required the Company's corrective action plan to be approved by the department of insurance. The Company is required to submit to the insurance regulator a comprehensive plan, detailing out the circumstances that resulted in the ratio being below the minimum standard. Additionally, the Company's plan must detail the actions to be taken to restore the ratio to above minimum standards (see discussion under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" on pages 18 - 35.)

Other regulatory issues. The Company's insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. Such supervision and regulation is designed to protect the Company's policyholders rather than the Company's shareholders. Such supervision and regulation includes matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters.

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

The Company, as an insurance holding company, is subject to regulation by certain states. All states have enacted legislation which regulates insurance holding companies such as the Company and its subsidiaries. This legislation generally provides that each insurance company in the holding company is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities.

As an insurance holding company, Argonaut Group is largely dependent on dividends and other permitted payments from its insurance subsidiaries to pay any cash dividends to its shareholders and for its operating capital. The ability of the Company's insurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under California insurance law, which is the state of domicile for Argonaut Insurance Company, the Company's immediate insurance subsidiary under which all other insurance subsidiaries are owned. During 2003, Argonaut Insurance Company will be permitted to pay dividends of up to $25.8 million to the Company without additional approval from the California Department of Insurance, though business and regulatory considerations may impact the amount of dividends actually paid. Due to Argonaut Insurance Company's RBC, the Company's ability to receive dividends from Argonaut Insurance Company may require prior approval from the California Department of Insurance.

Reinsurance

As is common practice within the insurance industry, the Company transfers a portion of the risks insured under its policies to other companies through reinsurance. During 2002, the Company had over $622 million of gross written premiums of which it ceded, or transferred to reinsurers, approximately $138 million, or 22% of gross written premiums, for reinsurance protection. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the Company's subsidiaries from their primary obligation to pay policyholders for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2002, the Company had approximately $470.1 million of reinsurance receivables from reinsurers for losses that they are or will likely be obligated to reimburse the Company for under reinsurance contracts, net of a reserve for doubtful accounts of $15.9 million. The collectibility of reinsurance is largely a function of the solvency of reinsurers. The Company performs annual credit reviews on its reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. The Company also requires assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. However, due to the Company's longevity, it has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. Despite these measures, a reinsurer's insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on the Company's results of operations and financial condition.

Since December 31, 2002, certain reinsurance carriers have been downgraded by rating agencies and filed with the Securities and Exchange Commission documentation regarding deteriorating financial condition. Amounts due from such reinsurers on paid claims and case reserves total $53.0 million, of which $0.1 million is ninety days past due. The Company cannot reasonably estimate the probability of the uncollectibility of these balances at this time. The Company will continue to monitor these reinsurers; however, as of December 31, 2002 the Company believes these reinsurers will honor their obligations to the Company. It is possible that future financial deterioration of such reinsurers could result in the uncollectibilty of certain balances and therefore impact the financial results of the Company.

The Company entered into a retroactive adverse loss development reinsurance agreement ("the agreement") with Inter-Ocean N.A. Reinsurance Company, Ltd. ("Inter-Ocean") effective December 31, 2002 for the workers' compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. The ceded losses for adverse development are calculated on a tiered structure and subject to certain limitations. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive. At December 31, 2002, the Company ceded $165 million of carried reserves. Related to those cessions, the Company also recorded $118.5 million as reinsurance funds withheld, $6.5 million as ceded reinsurance payable, and $40.0 million as deferred gain pursuant to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

The Company has $79.0 million of unused coverage under the Inter-Ocean agreement for future adverse development, if any, on workers' compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses.

Market conditions beyond the Company's control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection it purchases. The Company cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If the Company is unable to maintain its current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, the Company would either have to be willing to accept an increase in its net exposures or reduce its insurance writings. Since the events of September 11, 2001, reinsurers have generally included terrorism exclusions or limits in their reinsurance agreements. Although this has not materially affected the business written or the Company's results of operations, future terrorist attacks leading to claims under policies that have been underwritten without terrorism exclusions may have a material adverse effect on the Company's results of operations and financial condition.

Additional information relating to the Company's reinsurance activities is included under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" on pages 18 - 35 and note 5 "Reinsurance" in the Notes to the Consolidated Financial Statements.

Reserves for Losses and Loss Adjustment Expenses

The Company records reserves for specific claims incurred and reported and reserves for claims incurred but not reported. The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on the Company's particular experience with the type of risk involved and its knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider the Company's estimate of the ultimate cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred.

Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. The Company uses a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

The Company is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although the Company actively manages its exposure to catastrophes through its underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed its reinsurance and may have a material adverse impact on its results of operations and/or financial condition.

After September 11, 2001, the Company has attempted to reduce its exposure to terrorist activity where underwriters determine that there is a significant risk of loss from terrorism activities. These risks could include high profile locations, public entities and risks located in close proximity to potential terrorist targets. The Terrorism Risk Insurance Act of 2002 ("the Act") was signed into law effective November 26, 2002. Policyholders now have a right to purchase insurance coverage for losses arising out of "certified acts" of terrorism, as defined in Section 102(1) of the Act. Coverage provided by the policy for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 90% of covered terrorism losses exceeding a statutorily established deductible paid by the insurance company providing the coverage. For a significant portion of the commercial insurance business offered by the Company's insurance subsidiaries, excluding its workers' compensation business, state insurance departments must approve the terms of the insurance forms and new exclusions included in those forms. As of November 30, 2002, all states except for California, Georgia, Florida and New York, have approved terrorism exclusions for polices on commercial insurance business, other than workers' compensation insurance. Accordingly, the Company is attempting to include terrorism exclusions when permitted. The Company's Excess and Surplus Lines carriers are not subject to state regulation of forms and rates. They will exclude certified as well as non-certified acts of terrorism in all lines and in all states unless coverage for certified losses is elected by the policyholder for an additional premium. Terrorism exclusions are not permitted under workers' compensation laws of any state or jurisdiction in which the Company operates. When underwriting existing and new workers' compensation business, the Company considers the added potential risk of loss due to terrorist activity, and this may lead to the Company to decline to underwrite the risk or non-renew certain business. However, even when terrorism exclusions are permitted, clients may object to a terrorism exclusion. Certain business may still be desirable to underwrite without an exclusion, and some or many of the Company's insurance policies may not include a terrorism exclusion. Therefore, future terrorist attacks may result in losses that have a material adverse effect on the Company's results of operations and/or financial condition.

The Company has discontinued active underwriting of certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in run-off lines are claims related to asbestos and environmental liabilities arising out of general liability policies primarily written in the 1970's and into the mid 1980's, with a limited number of claims occurring on policies written into the early 1990's. Additional discussion on run-off lines can be found under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" on pages 18 - 35 and note 17 "Run-off Lines" in the Notes to the Consolidated Financial Statements.

The tables on page 11 and 12 present a development of loss and loss adjustment expense reserve liabilities and payments for the years 1993 through 2002. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the years ended December 31, 1993 to 2000 do not include Colony's and Rockwood's unpaid losses and loss adjustment expenses. The top line on the tables shows the estimated liability for unpaid losses and loss adjustment expense recorded at the balance sheet date for each of the years indicated.

The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of the respective year end.


Table I

                  Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)

                                               (Net of Reinsurance)

                       1993      1994       1995       1996       1997      1998      1999       2000      2001       2002

Reserves for Losses
and LAE (a)          $ 1,107.6   $ 976.6     $ 858.1   $ 951.0    $ 884.0   $ 763.2   $ 706.5    $ 757.6   $ 929.6    $ 838.2
Cumulative Amount
Paid as of: (b)
1 year later           $ 259.9   $ 239.7     $ 214.2   $ 179.0    $ 172.7   $ 149.8   $ 160.9    $ 154.0   $ 200.2
2 years later            444.7     417.9       356.2     309.7      278.7     274.0     282.8      255.1
3 years later            588.8     531.5       468.6     392.7      374.1     373.6     366.3
4 years later            684.1     623.9       537.9     469.5      452.4     442.8
5 years later            758.5     682.9       606.2     537.9      511.8
6 years later            814.8     742.4       668.8     589.8
7 years later            864.8     799.2       717.4
8 years later            915.3     844.4
9 years later            958.0

Reserves Re-estimated
as of:
1 year later         $ 1,086.8   $ 996.5    $1,073.6   $ 934.0    $ 819.2   $ 785.4   $ 833.9    $ 773.2   $ 991.6
2 years later          1,083.0   1,180.8     1,038.9     895.5      851.1     884.3     835.6      820.3
3 years later          1,283.4   1,159.2     1,014.1     916.0      922.8     879.8     889.4
4 years later          1,277.3   1,152.5     1,033.8     979.4      917.9     934.5
5 years later          1,268.2   1,154.6     1,092.6     972.5      973.5
6 years later          1,262.2   1,202.0     1,082.8   1,024.9
7 years later          1,299.8   1,190.8     1,136.8
8 years later          1,282.8   1,246.0
9 years later          1,339.6

Cumulative (Deficiency)
Redundancy: (c)        $(232.0) $ (269.4)   $ (278.7)  $ (73.9)   $ (89.5) $ (171.3) $ (182.9)   $ (62.7)  $ (62.0)

(a)  Reserves for losses and LAE, net of reinsurance
(b)  Cumulative amounts paid, net of reinsurance payments
(c) Represents changes of net reserves between the original estimate of the indicated year and the reserve re-estimate as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year end to remaining estimated unpaid losses and LAE for each year.

Table II


                        Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)
                                                (Direct and Assumed Insurance)


                       1993       1994       1995       1996       1997      1998       1999      2000       2001       2002

Reserves for Losses
and LAE (a)          $ 1,284.1  $ 1,161.5  $ 1,026.1  $ 1,158.8  $ 1,063.2    $935.8    $ 897.4    $930.7  $ 1,147.8  $ 1,281.6
Cumulative Amount
Paid as of: (b)
1 year later           $ 288.3    $ 267.5    $ 245.2    $ 234.7    $ 197.0    $177.8    $ 218.9    $190.0    $ 246.0
2 years later            499.3      474.8      437.8      389.3      329.6     358.2      375.2     316.1
3 years later            668.9      625.4      572.1      498.5      479.0     490.8      481.6
4 years later            787.9      737.5      665.5      617.0      588.5     580.1
5 years later            881.4      817.9      774.0      712.1      666.8
6 years later            951.1      916.0      861.6      782.5
7 years later          1,039.2      996.5      928.6
8 years later          1,113.1    1,059.7
9 years later          1,173.5

Reserves Re-estimated
as of:
1 year later         $ 1,291.7  $ 1,179.7  $ 1,300.3  $ 1,159.7  $ 1,006.2    $990.1  $ 1,048.3    $966.2  $ 1,265.3
2 years later          1,278.8    1,423.1    1,282.8    1,134.3    1,069.7   1,108.6    1,063.3   1,061.3
3 years later          1,533.8    1,404.1    1,267.2    1,182.5    1,156.5   1,115.1    1,167.6
4 years later          1,526.6    1,412.1    1,317.3    1,248.4    1,162.3   1,219.4
5 years later          1,532.5    1,440.9    1,379.7    1,251.9    1,268.3
6 years later          1,546.4    1,489.9    1,380.7    1,354.4
7 years later          1,585.5    1,488.4    1,483.7
8 years later          1,578.7    1,592.1
9 years later          1,683.5

Cumulative (Deficiency)
Redundancy: (c)        $(399.4)   $(430.6)   $(457.6)   $(195.6)   $(205.1) $ (283.6)   $(270.2) $ (130.6)   $(117.5)



(a)  Reserves for losses and LAE, net of reinsurance
(b)  Cumulative amounts paid, net of reinsurance payments
(c) Represents changes of net reserves between the original estimate of the indicated year and the reserve re-estimate as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year end to remaining estimated unpaid losses and LAE for each year.

Loss development recognized in 2001 was primarily the result of reserve strengthening related to the Company's exposure to asbestos and environmental liabilities. During 2002, the Company recorded approximately $59.8 million in reserves strengthening, net of reinsurance, related to asbestos and environmental claims incurred on policies written many years ago. Additional information on the Company's exposure to asbestos and environmental claims can be found under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" on pages 18 - 35 and note 17 "Run-off Lines" in the Notes to the Consolidated Financial Statements.

Loss deterioration recognized in 2000 increased due to poor experience in the workers' compensation line of business. In particular, loss experience in the State of California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999, and continuing through 2000 the workers' compensation industry in California reported results that worsened with each quarter. The impact of the legal ruling increased claim costs for California workers' compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker's physician complete control in determining all aspects of a workers' compensation leave and return, eliminating any input from insurers. The full effect of the legal changes was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers' claims. It took many months before the injured workers went through the system with a claim coming under the law and subsequent claims are administered according to the new standard. As a result, loss estimates established by the Company, and the industry, in prior years proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased net workers compensation loss and loss adjustment expense reserves by $124.0 million during 2000, of which $29.1 million related to the 1999 accident year, $27.5 million related to the 1998 accident year and $13.4 million related to the 1997 accident year. The balance was spread over a number of years, dating back to 1990. A reasonable possibility exists that the claims experience could be the indication of an unfavorable trend which would require the Company to record additional reserves. Adverse development on these claims continued into 2001, though at a greatly reduced rate. During 2001, the Company recorded an additional $7.0 million in net loss and loss adjustment expense reserves related to its specialty workers' compensation segment.

Caution should be exercised in evaluating the information shown in the above tables. It should be noted that each amount includes the effects of all changes in amounts for prior periods. In addition, the tables present calendar year data. It does not present accident or policy year development data, which some readers may be more accustomed to analyzing. The social, economic and legal conditions and other trends which have had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers are cautioned against extrapolating any conclusions about future results from the information presented in this table.

Investments

The Company holds a diversified portfolio of investments in high quality bonds, U.S. Treasury notes and government agencies, state and municipal bonds and preferred and common stocks.

The Company's investment strategy is to manage its investment portfolio in order to minimize losses, both realized and unrealized. The Company manages a portion of its fixed income portfolio internally. Additionally, two professional fixed income managers manage the remainder of the portfolio under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager, Fayez Sarofim & Co.

Additional information relating to the Company's investment portfolio is included under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" on pages 18 - 35 and note 4 "Investments" in the Notes to the Consolidated Financial Statements.

Employees

As of February 28, 2003, the Company had 913 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursements programs. Management believes that the Company's relationship with its employees is good.

Item 2.  Properties

The Company leases office space in San Antonio, Texas for its corporate headquarters as well as for certain support functions for Argonaut Insurance Company. Argonaut Insurance Company's headquarters are located in a facility that consists of an office building on approximately two acres of land in Menlo Park, California. Argonaut Great Central's headquarters are located in a facility in Peoria, Illinois. Argonaut Insurance Company and Argonaut Great Central own the buildings in which their headquarters are located. In addition, the Company has entered into other leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs.

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

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses, and intends to vigorously contest these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. Reimbursement is being sought on claims because the amounts paid were within the MTA's deductible limits or above the MTA's policy limits and therefore due either from the MTA or excess reinsurers under the terms of the policy issued. In the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for all such amounts on a regular basis in the ordinary course of business. The Company currently carries a receivable on its financial statements in the amount of approximately $48.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy. Management has consulted with its attorneys regarding the merits of the Company's claim and based on these discussions believe the $48.6 million owed to Argonaut Insurance Company to be a valid claim. Further, management believes the MTA has the financial wherewithall to pay the Company's claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

The trial judge for the MTA litigation has ordered that the first stage of this case to be tried before a three-judge panel instead of jury by agreement of the parties during the third quarter of 2003. That trial will primarily consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due to it from the MTA. To date the Court has ruled on five motions for summary adjudication relating to the recoverability of the receivable and the number of occurrences at issue between the parties. In each instance the Court has adopted the position asserted by Argonaut Insurance Company.

Voluntary Market Premium Litigation. Argonaut Insurance Company was sued in sixteen lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated workers' compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. Plaintiffs have threatened to bring similar claims against Argonaut Insurance Company in several other states, but to date have not. Of the original sixteen suits filed, all but four have either been dismissed or judgment entered for defendant at the trial court level, although some rulings are subject to appeal or further review. Two of the remaining five have been determined no longer material, with all but one count having been dismissed and class certification denied, and one case has been dormant for over two years. The remaining case has been acted on through appeal to Federal Fifth Circuit Court, which reversed the trial court's ruling approving class certification. Argonaut Insurance Company intends to vigorously defend these lawsuits and has been successful in having a number of them dismissed or stayed. Management is unable to determine the potential financial impact of lawsuits which remain pending. Absent further developments of an adverse nature in these cases not presently anticipated by management, no further reporting on these proceeding in future public filings is anticipated at this time.

Diamond Woodworks vs. Argonaut Insurance Company. Filed in the Superior Court of Orange County, California, this case arose out of Argonaut Insurance Company's alleged mishandling of a workers' compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14.0 million in punitive damages against the Argonaut Insurance Company, which verdict was subsequently confirmed by the Court. Argonaut Insurance Company filed post judgment motions and the judgment for punitive damages was reduced to $5.5 million. Argonaut Insurance Company is pursuing an appeal of the adverse final judgment, and has posted a surety bond for the judgment pending appeal. The Company has recorded its best estimate of loss related to this case.

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

Lila Mitchell, et al. v. Argonaut Insurance Company, et al. On October 7, 2002, an action was filed in the Superior Court of Alameda County, California, Case No. 2002067900 by Western MacArthur Company, MacArthur Company, Western Asbestos Company and certain other individual claimants against Argonaut Insurance Company ("Argonaut"), The Home Insurance Company and The Hartford Accident & Indemnity Company. This case seeks coverage for claims already at issue in the previously filed action entitled Western MacArthur Company and MacArthur Company
v. United States Fidelity & Guaranty Co., The Saint Paul Companies, Inc., St. Paul Fire & Marine Ins. Co., and Argonaut Insurance Company, Alameda Superior Court Case No. 721595-7 seeking adjudication of the same issues as presented in that action. Argonaut's sole nexus to these suits is nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960s and 70's. Management estimates that approximately 1% of the claimants in the purported class action suits against Western MacArthur were associated in any way with the job sites covered by the Argonaut policies. Argonaut has in the ordinary course of business set up reserves in connection with these claims in prior years. Based on the above circumstances, management's evaluation of Argonaut's exposure to the Western MacArthur litigation remains unchanged and no adjustments to the existing reserves are planned based on any of the recent events in this series of lawsuits.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group's security holders during the last quarter of its fiscal year ended December 31, 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on the NASDAQ National Market under the symbol "AGII." The following table sets forth the range of high and low sales prices for the Company's common stock for fiscal year 2002 and 2001:


                                 2002                      2001
                        -----------------------   -----------------------
                           High          Low         High          Low
                        ----------   ----------   ----------   ----------

First Quarter              22.89        18.17        21.25        13.50
Second Quarter             23.50        17.43        20.19        14.50
Third Quarter              23.55        15.05        20.10        13.46
Fourth Quarter             18.23        13.20        19.81        14.85


On March 31, 2003, closing price of the Company's common stock was $8.55 per share.

Holders of Common Stock

The number of holders of record of the Company's Common Stock as of March 31, 2003 was 5,902.

Dividends

The payment of dividends and the amount thereof is determined by the Board of Directors and depends, among other factors, upon the Company's earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. The quarterly dividends paid to shareholders for first, second and third quarters of 2002 was $0.15 per common share. The quarterly dividends paid to shareholders for 2001 were $0.41 per common share for the first, second and third quarter, and $0.15 per common share for the fourth quarter. Total cash dividends paid to shareholders were $13.1 million and $29.8 million for the years ended December 31, 2002 and 2001, respectively.

In March 2003, the Company's Board of Directors suspended payment of the Company's quarterly dividend beginning with the fourth quarter of 2002 to support the capital needs of the Company. In connection with the Company's sale of Series A Mandatory Convertible Preferred Stock, the Company has agreed not to pay dividends to common shareholders for a period of two years.

Sale of Securities

On March 31, 2003, the Company sold approximately 2.4 million shares of Series A Mandatory Convertible Preferred Stock. The preferred shares were sold through a private placement to a group of investors. The Company received gross proceeds of $29.4 million from HCC Insurance Holdings, Inc. as a result of this sale. The proceeds were used to increase the statutory surplus and RBC of Argonaut Insurance Company. The preferred shares are convertible at any time into common stock at the option of the holder at an initial conversion price of $12.00. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend rate is subject to certain adjustments based upon the Company's A.M. Best rating and Risk Based Capital level. The holders of the preferred shares will be entitled to vote on an as-converted basis on all matters submitted for the vote of the Argonaut Group common shareholders. Additionally, under the terms of the private placement, the Company has agreed not to pay dividends to common shareholders for a period of two years.

On March 31, 2003 the Company borrowed $18.0 million from HCC Insurance Holdings, Inc. The Company contributed $12.0 million of the borrowing to Argonaut Insurance Company, $5.0 million will be held in escrow for dividend payments related to the Series A Mandatory Convertible Preferred Stock, and $1.0 million will be held by the Company for general corporate purposes. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable at the Company's option at anytime. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issues additional shares of Series A Mandatory Convertible Preferred Stock.


Additionally, the Company has an agreement with an additional investor to participate in the issue of the Series A Mandatory Convertible Preferred Stock. The investor has committed to a $6.0 million investment. The proceeds from this investor are expected to be received on April 10, 2003. The proceeds from this sale will be used to prepay a portion of the debt discussed above.

Item 6.  Selected Financial Data

The following selected financial data are derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operation and Financial Condition", included under Item 7 on pages 18 - 35 and the financial statements and notes thereto, included in Item 8 "Financial Statements and Supplementary Data" on page 36.




                                                         For the Years Ended December 31,
                                                      --------------------------------------------------------------------
 (in millions except per share amounts)                   2002          2001          2000          1999          1998
                                                      ------------  ------------  ------------  ------------  ------------
 Statement of Operations Data

Gross written premiums                                    $ 622.1       $ 272.1       $ 186.1       $ 140.3       $ 162.7
Net written premiums                                        484.0         219.6         163.9         122.2         144.1
                                                      ------------  ------------  ------------  ------------  ------------

Earned Premiums                                             378.4         221.9         124.6          93.0         138.5
Net investment income                                        52.9          53.6          62.0          68.5          77.4
Gains on sales of investments                                26.6          17.1          23.3           2.8          51.2
                                                      ------------  ------------  ------------  ------------  ------------
Total revenue                                               457.9         292.6         209.9         164.3         267.1

Losses and loss adjustment expenses                         334.6         189.7         247.6         121.4          95.1
Underwriting, acquisition and insurance expense             144.4          99.6          91.5          68.4          78.5
                                                      ------------  ------------  ------------  ------------  ------------
Total expenses                                              479.0         289.3         339.1         189.8         173.6

Income (loss) before income taxes                           (21.1)          3.3        (129.2)        (25.5)         93.5
Provision (benefit) for income taxes                         65.9           0.4         (45.9)        (10.3)         30.8
                                                      ------------  ------------  ------------  ------------  ------------

Net income (loss)                                         $ (87.0)        $ 2.9       $ (83.3)      $ (15.2)       $ 62.7
                                                      ============  ============  ============  ============  ============

Net income (loss) per common share:
Basic                                                     $ (4.04)       $ 0.13       $ (3.77)      $ (0.64)       $ 2.62
                                                      ============  ============  ============  ============  ============
Diluted                                                   $ (4.04)       $ 0.13       $ (3.77)      $ (0.64)       $ 2.61
                                                      ============  ============  ============  ============  ============

Balance Sheet Data

Invested assets                                         $ 1,181.3     $ 1,153.2     $ 1,085.5     $ 1,175.9     $ 1,372.8
Total assets                                            $ 2,208.9     $ 1,863.2     $ 1,568.3     $ 1,625.1     $ 1,823.0

Reserves for losses and loss adjustment expense         $ 1,281.6     $ 1,147.8       $ 930.7       $ 897.4       $ 935.8
Shareholders' equity                                      $ 327.7       $ 447.5       $ 501.1       $ 628.4       $ 754.4

Cash dividends declared per common share                   $ 0.45        $ 1.38        $ 1.64        $ 1.64        $ 1.64


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the consolidated financial statements and related notes on page 38. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Overview

Argonaut Group is a national specialty underwriter, focusing on property-casualty lines of insurance. During 2002, the Company continued the strategy it began in 2001 of diversifying its product lines and expanding geographically. For the year ended December 31, 2000, specialty workers' compensation premiums accounted for approximately 78% of gross written premiums. For the year ended December 31, 2002, specialty workers' compensation premiums had declined to approximately 32% of gross written premiums, whereas excess and surplus lines and specialty commercial accounted for 41% and 21% of gross written premiums, respectively. The Company has continued to expand geographically. For the year ended December 31, 2000, approximately 50% of total direct written premiums were concentrated in four states (California, Pennsylvania, Texas and Illinois.) For the year ended December 31, 2002, approximately 50% of direct written premiums were concentrated in six states (California, Pennsylvania, Texas, Florida, Illinois and Maryland.)

On August 23, 2001, pursuant to an Agreement and Plan of Merger and Assignment and Assumption Agreement dated May 7, 2001 and August 15, 2001 respectively, Argonaut Group acquired all of the outstanding stock of Front Royal, Inc. ("Front Royal"). Front Royal is a holding company for specialty insurance underwriters with particular expertise in excess and surplus lines and workers' compensation for targeted types of businesses. Its principal subsidiaries are Colony Insurance Group ("Colony") and Rockwood Insurance Group ("Rockwood"). Argonaut Group paid approximately $168 million in cash for all the issued and outstanding stock of Front Royal. Operating results from the Front Royal subsidiaries are included in the consolidated statement of income from the date of acquisition.

Results of operations

The following is a comparison of selected data from the Company's operations:


                                                   Years ended December 31,
                                           ------------------------------------
(in millions)                                 2002        2001         2000
                                           ----------  ----------  ------------

Gross written premiums                       $ 622.1     $ 272.1       $ 186.1
                                           ==========  ==========  ============

Earned premiums                              $ 378.4     $ 221.9       $ 124.6
Net investment income                           52.9        53.6          62.0
Realized investment gains, net                  26.6        17.1          23.3
                                           ----------  ----------  ------------
Total revenue                                $ 457.9     $ 292.6       $ 209.9
                                           ==========  ==========  ============

Income (loss) before taxes                     (21.1)        3.3        (129.2)
Provision (benefit) for income taxes            65.9         0.4         (45.9)
                                           ----------  ----------  ------------
Net income (loss)                            $ (87.0)      $ 2.9       $ (83.3)
                                           ==========  ==========  ============

Combined ratio                                 126.6%      130.3%        272.2%
                                           ==========  ==========  ============

Consolidated gross written and earned premiums increased in 2002 due to the inclusion of Colony and Rockwood for the full year period as compared to the four-month period since acquisition in 2001, combined with rate increases and new business in all segments. Colony and Rockwood contributed approximately $335.7 million of gross written premiums and $220.6 million of earned premiums during 2002, compared to $71.1 million in gross written premiums and $57.2 million of earned premiums during 2001.

Consolidated net investment income reflects the impact of lower investment yields on higher invested assets due to positive cash flows from operations for the year ended December 31, 2002. Total invested assets were approximately $1,181.3 million, $1,153.2 million and $1,085.5 million as of December 31, 2002, 2001 and 2000, respectively.

The Company manages its investment portfolio in order to minimize losses, both realized and unrealized. Gross realized gains were $38.9 million for the year ended December 31, 2002, as compared to $31.5 million and $26.4 million in 2001 and 2000, respectively. Gross realized losses were $12.3 million, $14.4 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Included in gross realized losses for the year ended December 31, 2002 were write downs of approximately $4.9 million due to the recognition of other than temporary impairments on certain investment securities (see discussion on page 34.)

The consolidated loss ratios were 88.4%, 85.5% and 198.7% for the years ended December 31, 2002, 2001 and 2000, respectively. Losses and loss adjustment expenses were increased by approximately $59.8 million (or 15.8% of earned premiums for the year) during 2002 due to reserve strengthening in the run-off lines, particularly relating to the Company's asbestos liabilities. (See the section entitled "Run-off Lines" on pages 24 - 28 for further discussion.) The loss ratio for the year ended December 31, 2000, includes reserve strengthening of approximately $134.0 million relating to the specialty workers' compensation segment (see discussion on page 23.)

Consolidated expense ratios were 38.2%, 44.9% and 73.4% for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in the expense ratio resulted from the economies of scale realized from the increase in gross written premiums, primarily driven by the excess and surplus lines and specialty commercial segments.

As of December 31, 2002, the Company had a net deferred tax asset of $91.9 million before valuation allowance, consisting of net operating loss carryforwards and temporary differences between taxable income determined in accordance with accounting principles generally accepted in the United States ("GAAP") and the current tax laws. The provision for income taxes for the year ended December 31, 2002, includes a valuation allowance for the deferred tax asset of $71.9 million. The valuation allowance was recorded by management based on its interpretation of the provisions of Statement of Financial Accounting Standards No. 109. The deferred tax asset, net of the valuation allowance, is $20.0 million as of December 31, 2002 (see discussion on page 35.)

Segment Results

Segment Identification. As a result of acquisition of Front Royal, a new business segment reporting structure was implemented in the fourth quarter of 2001. The ongoing business segments are: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. All prior periods presented have been reclassified to reflect the current segments.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. Colony provides commercial property and casualty insurance on both an admitted and non-admitted basis, focusing primarily on excess and surplus lines, providing a market for insurance covering risks for which there is not a ready market from admitted carriers. Colony's insureds include restaurants, artisan contractors, day-care centers, manufacturers and other professionals. Colony was acquired by the Company effective September 1, 2001, and its results from operations are included from this date. The Company did not have a comparable segment prior to that date.

The following table summarizes the results of operations for the excess and surplus segment:

                                                  Years ended December 31,
                                                -----------------------------
(in millions)                                       2002            2001
                                                --------------  -------------

Gross written premiums                                $ 257.9         $ 50.5
                                                ==============  =============

Premiums earned                                         152.3           36.8
Losses and loss adjustment expenses                      96.6           22.3
Underwriting expense                                     47.6           12.3
                                                --------------  -------------
Underwriting income                                       8.1            2.2

Interest income, net                                     10.4            3.3
                                                --------------  -------------
Segment income                                         $ 18.5          $ 5.5
                                                ==============  =============

Combined ratio                                          94.7%          94.0%
                                                ==============  =============

For the year ended December 31, 2002, the excess and surplus lines segment reported segment profit of $18.5 million and a combined ratio of 94.7%, compared to segment profit of $5.5 million and a combined ratio of 94.0% for the same period ended 2001.

Gross written premiums for the year ended 2002 included approximately $132.3 million related to new business. During 2002, this segment underwrote new business through its renewal rights acquisition of Fulcrum Insurance Company, resulting in additional gross written premiums of approximately $53.9 million. Renewal premiums for the year ended December 31, 2002 were approximately $83.0 million. The retention rate was approximately 37.2% of policies written in the prior year and 55.5% of written premium for the year ended December 31, 2002. This is a reflection of the current environment of the excess and surplus lines market, in that the current year premium has a similar risk profile to expiring business, and is being written at higher rates. Partially offsetting these increases were cancellations and endorsements which reduced gross written premiums by approximately $11.3 million. Results for the year ended December 31, 2001 include activity for the four months since acquisition of Colony.

The excess and surplus lines segment's loss ratio was 63.4% for the year ended December 31, 2002 compared to 60.6% for the four month period ended December, 31, 2001. The increase in the loss ratio during 2002 was attributable to two factors. First, although similar in risk profile, the business generated by the new markets is recorded at a higher loss ratio to recognize the uncertainty associated with this new business. Second, improvements in claims handling procedures implemented during 2002 resulted in a strengthening of case reserves. These improvements in claims handling procedures have resulted in better control over future loss development and ultimate loss settlements. Loss reserves for the excess and surplus lines were $180.1 million and $138.7 million as of December 31, 2002 and 2001, respectively.

The expense ratio for the year ended December 31, 2002 was 31.3%, compared to 33.4% for the four months ended December 31, 2001. Colony continues to manage its underwriting expenses and has realized a benefit in a reduction in the expense ratio due to increased premium volume.

The increase in investment income was the result a complete twelve-month period being included for 2002, as compared to four months included in 2001, coupled with positive cash flow that increased invested assets.

Specialty Commercial. Argonaut Great Central and Rockwood provide specialty commercial insurance coverage. Argonaut Great Central specializes in commercial multi-peril, workers' compensation and umbrella insurance coverage in three broadly defined markets: food and hospitality, retail services and organizations and institutions. Rockwood provides commercial property and casualty insurance primarily in Pennsylvania and Maryland. Rockwood focuses on underwriting workers' compensation coverage, general liability and other property and casualty coverage for commercial and mining risks.

The following table summarizes the specialty commercial segment results of operations for the years ended December 31, 2002, 2001 and 2000. Rockwood was acquired by the Company effective September 1, 2001, and its results from operations are included from this date.

                                                         Years ended December 31,
                                                    ------------------------------------
(in millions)                                         2002        2001         2000
                                                    ----------  ----------  ------------

Gross written premiums                                $ 128.5      $ 64.6        $ 38.5
                                                    ==========  ==========  ============

Premiums earned                                         105.4        54.5          29.8
Losses and loss adjustment expenses                      74.8        40.3          28.2
Underwriting expense                                     30.3        15.9          13.8
                                                    ----------  ----------  ------------
Underwriting income                                       0.3        (1.7)        (12.2)

Interest income, net                                     10.2         6.7           5.6
                                                    ----------  ----------  ------------
Segment results                                        $ 10.5       $ 5.0        $ (6.6)
                                                    ==========  ==========  ============

Combined ratio                                          99.7%      103.0%        140.9%
                                                    ==========  ==========  ============

For the year ended December 31, 2002, the specialty commercial segment reported segment profit of $10.5 million and a combined ratio of 99.7%, compared to segment profit of $5.0 million and a combined ratio of 103.0% for the same period ended 2001. For the year ended December 31, 2000, this segment reported a segment loss of $6.6 million and a combined ratio of $140.9%.

The increase in gross written premiums resulted primarily from the inclusion of Rockwood for the entire twelve-month period in 2002, as compared to the four-month period in 2001, combined with rate increases and new business. For the year ended December 31, 2002, Rockwood's renewal premiums approximated $59.9 million, which equated to a retention rate of 91.6%. The renewal premiums included rate increases of 10% over the prior year. Rockwood also reported gross written premiums of approximately $16.4 million related to new business for the year ended December 31, 2002. Argonaut Great Central generated renewal premiums of approximately $36.5 million, with average rate increases of 15%. Argonaut Great Central's retention rate was 85.6% for the year ended 2002. New business written by Argonaut Great Central totaled $13.7 million for the period ended December 31, 2002. The increase in gross written premiums in 2001 as compared to 2000 was the result of Rockwood contributing $21.7 million in premiums combined with Argonaut Great Central implementing average rate increases of 20.9%.

The specialty commercial segment's loss ratio for the year ended December 31, 2002 was 70.9%, compared to 73.8% and 94.8% for 2001 and 2000, respectively. Argonaut Great Central recorded total losses and loss adjustment expense of $24.4 million for the year ended December 31, 2002, compared to $26.3 million and $28.2 million for 2001 and 2000, respectively. The implementation of more stringent underwriting standards and claims initiatives at Argonaut Great Central, combined with pricing actions and geographical and product diversification, have resulted in the improvement in the loss ratio to 67.5% for the year ended December 31, 2002, compared to 77.4% and 94.8% for 2001 and 2000, respectively. Rockwood reported losses and loss adjustment expenses of $50.3 million for the year ended December 31, 2002, compared to $13.9 million for the period since acquisition ending December 31, 2001. Rockwood's loss ratio increased from 68.3% for the four months ended December 31, 2001 to 72.7% for the twelve months ended December 31, 2002. The increase in the loss ratio for 2002 was primarily the result of development in the workers' compensation line related to higher than anticipated indemnity and medical exposure for accident years 2000 and 2001. Partially offsetting the workers' compensation increases was favorable development on general liability and other lines of business. The specialty commercial segment reported loss reserves of $172.2 million, $156.9 million and $51.1 million as of December 31, 2002, 2001 and 2000, respectively.

The expense ratio for the specialty commercial segment was 28.8% for the year ended December 31, 2002, compared to 29.2% and 46.1% for 2001 and 2000, respectively. The continued improvement in the expense ratio was primarily the result of increased premium volumes and cost containment.

The increase in net investment income for the year ended December 31, 2002 was primarily the result of Rockwood contributing investment income for the complete twelve-month period, as opposed to the four month-period since acquisition in 2001. For the year ended December 31, 2002, Rockwood reported $6.9 million of investment income, compared to $2.2 million for the four months since acquisition in 2001. Investment income was negatively impacted by lower yields which was partially offset by an increase in invested assets due to positive cash flow.

Specialty Workers' Compensation. Specialty workers' compensation is the primary line of insurance written by Argonaut Insurance Company. Argonaut Insurance Company generally targets companies whose workers' compensation needs will result in significant annual premiums (generally between $250,000 and $5 million). These classes of insurance require specific underwriting expertise and a commitment to enhance the safety of the workplace. Insureds partner with Argonaut Insurance Company to effectively manage losses.

The following table summarizes the results of operations for the specialty workers' compensation segment:


                                                         Years ended December 31,
                                                    ------------------------------------
(in millions)                                         2002        2001         2000
                                                    ----------  ----------  ------------

Gross written  premiums                               $ 201.9     $ 145.7       $ 146.0
                                                    ==========  ==========  ============

Premiums earned                                         109.2       126.5          94.6
Losses and loss adjustment expenses                      94.5       129.2         207.3
Underwriting expense                                     52.1        54.3          71.8
                                                    ----------  ----------  ------------
Underwriting loss                                       (37.4)      (57.0)       (184.5)

Interest income, net                                     31.4        42.5          56.0
                                                    ----------  ----------  ------------
Segment loss                                           $ (6.0)    $ (14.5)     $ (128.5)
                                                    ==========  ==========  ============

Combined ratio                                         134.2%      145.1%        295.0%
                                                    ==========  ==========  ============

Gross written premiums for the year ended December 31, 2002 include approximately $82.9 million in premiums on new policies, an increase of approximately $37.6 million over 2001. The increase was primarily attributable to business acquired through a renewal rights purchase and small workers' compensation products. Renewal premiums for the year ended December 31, 2002 totaled $94.8 million, an increase of $8.3 million over 2001. The specialty workers' compensation segment's retention ratio was 60%, with an average premium rate increase of 15%. Gross written premiums were comparable for the years ended December 31, 2001 and 2000.

Gross earned premiums increased $9.3 million on core retained business in 2002 versus 2001. The decline in net premiums earned in 2002 as compared to 2001 was primarily the result of increased ceded premiums. For policies incepting subsequent to September 30, 2001, reinsurance coverage was purchased which decreased the specialty workers' compensation loss retention from $1 million to $250,000 per occurrence. The effect of this treaty along with significantly higher reinsurance rates obtained for the January 1, 2002 renewal reinsurance treaties, covering losses incurred above $1 million, resulted in significantly increased ceded premiums in 2002. The increase in rates for reinsurance treaties incepting on January 1, 2002 was primarily driven by the terrorist attacks of September 11, 2001. The increase in earned premiums in 2001 as compared to 2000 was primarily the result of additional earned premiums on retrospectively rated policies.

Losses and loss adjustment expenses for the year ended December 31, 2002 resulted in a loss ratio of 86.6%, compared to 102.2% and 219.2% for 2001 and 2000, respectively. The Company began to re-underwrite the specialty workers' compensation book of business in the second half of 2000 in an effort to obtain rate increases and improve risk selection. Losses and loss adjustment expenses reported in 2002 include losses of approximately $13.0 million attributable to a single policy from a program that incepted three years ago. The Company no longer insures this risk effective January, 2003.

As of December 31, 2002, 2001 and 2000, the following is certain claims data with respect to specialty workers' compensation:

                                                        2002           2001          2000
                                                     ------------  -------------  ------------
Open claims                                               10,354         11,485        12,209
Claims closed during year                                 13,885         17,246        21,896
Average net paid loss on closed claims                   $ 6,042        $ 5,840       $ 4,886
Average net outstanding loss on open claims             $ 29,812       $ 30,206      $ 26,040


Net losses and loss adjustment expenses reported in 2001 and 2000 include reserve strengthening of $7.0 million and $134.0 million, respectively. Loss reserves for this segment were $630.0 million, $622.2 million and $622.9 million as of December 31, 2002, 2001 and 2000, respectively. The reserve strengthening in 2001 and 2000 was primarily the result of deteriorating results for the Company's California business. A 1996 California legal ruling adverse to the industry referred to as the Minnear Decision was a primary driver increasing claims severity. This decision gave a worker's physician control in determining all aspects of a worker's medical condition which significantly reduced an insurer's ability to manage the claim. The recognition of levels of claims severity escalation began emerging in 1999 and continued into 2000. As a result, the Company, as well as the workers' compensation industry in California, reported deteriorating results. Recognition of the full effect of this legal ruling was delayed due to the nature of workers' compensation injuries, the subjective nature of the system which administers the claims and the amount of time from the accident occurring and the claimant passing through the system. The claims experience related to increased severities could be an indication of a trend in the state of California and other states, and increase ultimate losses for future accident years. Reserves for losses and loss adjustment expenses are based on actuarial methods that include various techniques and include industry data as well as company specific data. An independent actuarial firm reviews the Company's specialty workers' compensation reserves quarterly.

The expense ratio for the specialty workers' compensation segment was 47.6% for the year ended December 31, 2002, compared to 42.9% and 75.8% for 2001 and 2000, respectively. Lower earned premiums in 2002 due to higher ceded premiums are causing the expense ratio increase in 2002. In addition, commissions, premiums taxes, licenses and bureau fees are a function of written premiums as opposed to earned premiums. These expenses increased for 2002 due to the increase in written premiums as discussed above. During 2002, this segment deferred $13.0 million of acquisition costs. Acquisition costs were not deferred during 2001. The decrease in underwriting expense in 2001 as compared to 2000 was primarily the result of cost saving initiatives implemented in the fourth quarter of 2000, focusing on reducing compensation and outside service expenses. Additionally, during 2000, deferred acquisition costs of approximately $1.4 million were written off.

In the first half of 2003, Argonaut Insurance Company will reorganize its operations to concentrate on casualty risk management solutions for upper-middle market accounts, which have been the historical core of its business. With the elimination of non-strategic businesses, Argonaut Insurance Company will reduce its workforce by 15 percent over the first and second quarters of 2003 and will incur a reorganization charge of approximately $3 million in the first half of 2003. The reorganization will also have the effect of reducing operating expenses in the latter half of 2003 and in future years. In its refocused configuration, Argonaut Insurance Company is expected to produce less than 20 percent of the Group's gross written premium on a prospective basis.

Decreases in net investment income were the result of declining invested assets coupled with declining yields. Total invested assets, as respect to specialty workers' compensation, declined from $990.2 million at December 31, 2000 to $690.5 million and $629.0 million at December 31, 2001 and 2002, respectively. The decline in the invested balances between 2000 and 2001 was primarily related to the disbursement of funds related to the acquisition of Front Royal.

Public Entity. Trident functions as a managing general underwriter, dedicated to servicing the insurance needs of governmental entities throughout the United States. Trident, through Argonaut Great Central and, to a lesser extent, Argonaut Insurance Company, provides property and casualty insurance to municipalities with populations of less than 30,000, counties with populations of less than 100,000 and special purpose districts such as water districts. Trident commenced activity in 2000, and results for the year ended December 31, 2000 were not material.

The following table summarizes the results of operations for the public entity segment:

                                                         Years ended December 31,
                                                    ------------------------------------
(in millions)                                         2002        2001         2000
                                                    ----------  ----------  --------------
Gross written  premiums                                $ 33.8      $ 12.7         $ 1.5
                                                    ==========  ==========  ============

Earned premiums                                          11.5         4.1           0.2
Losses and loss adjustment expenses                       8.1         3.0           0.2
Underwriting expense                                      3.7         1.1           0.3
                                                    ----------  ----------  ------------
Underwriting loss                                        (0.3)          -          (0.3)

Interest income, net                                      0.6         0.1             -
                                                    ----------  ----------  ------------
Segment profit (loss)                                   $ 0.3       $ 0.1        $ (0.3)
                                                    ==========  ==========  ============

Combined ratio                                         102.3%      101.0%          NM(1)
                                                    ==========  ==========  ============

(1) NM - not meaningful

For the year ended December 31, 2002, the public entity segment reported a segment profit of $0.3 million, compared to $0.1 million for 2001. The segment combined ratio was comparable between the two years.

The increase in gross written premiums was primarily the result of new business written in 2002. For the year ended December 31, 2002, the public entity segment's new business was approximately $21.9 million. Additionally, the segment wrote $11.9 million of renewal business, of which $1.6 million represented rate increases. The public entity segment's retention ratio was 64.9% during 2002.

Losses and loss adjustment expenses for the year ended December 31, 2002 resulted in a loss ratio of 70.3% compared to 72.8% for 2001. Net loss reserves for the public entity segment were $6.7 million and $5.6 million as of December 31, 2002 and 2001, respectively.

The expense ratio for the year ended December 31, 2002 was 32.0% compared to 28.2% for 2001. The increase in the expense ratio primarily resulted from a reduced ceding commission on the segment's quota share reinsurance agreement.

Run-off lines. The Company has discontinued active underwriting of certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims.

For the year ended December 31, 2002, the run-off segment recorded a segment loss of $67.8 million. The segment loss was the result of reserve strengthening of approximately $59.8 million discussed below, plus an increase in the allowance for doubtful accounts related to reinsurance recoverable balances of approximately $7.2 million.

Argonaut Insurance Company is exposed to asbestos liability at the primary level through claims filed against its direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance Company's direct liability arises primarily from policies issued from the mid 1970s to early 1980s which pre-dated policy contract wording that excluded asbestos exposure. The majority of the policies were issued on behalf of small contractors or construction companies. The Company believes that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

Argonaut Insurance Company also assumed risk as a reinsurer for a limited period of time, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance Company reinsured risks on policies written by direct carriers. The reinsurance typically provided coverage for limits attaching at a relatively high dollar amount which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance Company are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no current medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. The Company believes that claims generated out of this population of claimants will likely be characterized by high frequency but low severity, resulting in incurred losses generally lower than the asbestos claims filed over the past decade and could be below Argonaut Insurance Company's attachment level.

Corporate policy beginning in 1985 was to exclude asbestos coverage on all general liability policies. During the third quarter of 2002, management identified claims associated with certain general liability policies issued through one office from 1985 to the early 1990's which did not exclude absolute asbestos coverage. The Company strengthened its loss reserves by $7.0 million in the third quarter for these claims. The Company reviewed policy files issued during this period for additional exposures and management believes the policies written were limited to this specific time frame and location.

The following table represents the components of gross loss reserves for the run-off lines for each of the years in the three-year period ended December 31, 2002.

(in millions)                                            2002          2001           2000
                                                     -------------  ------------   ------------
Asbestos:
Direct written
Case reserves                                              $ 15.9        $ 16.2         $ 20.6
ULAE                                                          4.3           1.5            1.2
IBNR                                                         70.4           8.3            2.9
                                                     -------------  ------------   ------------
Total direct written reserves                                90.6          26.0           24.7
Assumed domestic
Case reserves                                              $ 28.8        $ 25.3         $ 24.9
ULAE                                                          3.2           4.0            4.3
IBNR                                                         43.5          31.2           33.7
                                                     -------------  ------------   ------------
Total assumed domestic reserves                              75.5          60.5           62.9
Assumed London
Case reserves                                                13.0          12.1           11.1
ULAE                                                          1.4           1.1            1.1
IBNR                                                         19.3           6.4            6.4
                                                     -------------  ------------   ------------
Total assumed London reserves                                33.7          19.6           18.6
                                                     -------------  ------------   ------------
Total asbestos reserves                                     199.8         106.1          106.2
Environmental:
Case reserves                                                17.8          20.0           25.6
ULAE                                                          1.4           4.4            6.4
IBNR                                                         17.5          37.7           54.9
                                                     -------------  ------------   ------------
Total environmental reserves                                 36.7          62.1           86.9
Other run-off lines                                          56.1          56.2           63.6
                                                     -------------  ------------   ------------
Total reserves - run-off lines                            $ 292.6       $ 224.4        $ 256.7
                                                     =============  ============   ============

The following table represents a reconciliation of total gross and net reserves for the run-off lines for each of the years in the three-year period ended December 31, 2002. Amounts in the net column are reduced by reinsurance recoverables.

(in millions)                                     2002                   2001                  2000
                                        ---------------------  --------------------- ---------------------
                                          Gross       Net        Gross       Net       Gross       Net
                                        ----------  ---------  ---------- ---------- ----------  ---------
Environmental and asbestos:
Loss reserves, beginning of the year       $168.2     $130.7      $193.1     $152.3     $231.5     $164.5
Incurred losses                              93.1       61.4         5.9       (5.8)       8.5        9.1
Losses paid                                  24.7       13.8        30.9       15.8       46.9       21.4
                                        ----------  ---------  ---------- ---------- ----------  ---------
Loss reserves - environmental and
  asbestos, end of the year                 236.5      178.3       168.2      130.7      193.1      152.3
Other run-off lines                          56.1       44.1        56.2       49.1       63.6       54.9
Net reserves ceded - retroactive
  reinsurance contract                         -       (40.0)         -          -          -          -
                                        ----------  ---------  ---------- ---------- ----------  ---------
Total reserves - run-off lines             $292.6     $182.4      $224.4     $179.8     $256.7     $207.2
                                        ==========  =========  ========== ========== ==========  =========

Reserves for the run-off lines, especially environmental and asbestos liabilities, are reviewed and updated. Argonaut Insurance Company conducted a study of its asbestos and environmental reserves in the fourth quarter of 2002, and as a result strengthened its asbestos reserves by $52.8 million.

The decision to strengthen asbestos reserves was the result of an evaluation and review of exposure to asbestos claims, particularly in light of recent industry and litigation trends, actual claims experience, and actuarial analysis by the Company's consulting and internal actuaries.

However, some uncertainty remains regarding the severity and frequency of future claims to the extent that other carriers and policyholders may not have provided notice of loss or addressed issues of coverage. Additional uncertainty is created by continued unfavorable trends in the insurance industry related to asbestos. All of these factors were considered as part of the decision to strengthen reserves in the fourth quarter of 2002. Although legislative reform for class action lawsuits, judicial and legislative actions imposing minimum proof requirements, and other tort-related reforms are possible in the near term, the study did not take these mitigating factors into account in evaluating the severity or frequency of claims.

Total reserves for environmental and asbestos claims were $178.3 million, net of reinsurance. Management uses various actuarial methods to determine the potential range of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $146.7 million to $329.7 million. In determining their best estimate, management primarily relied on the report year method. The report year method relies the most heavily on the Company's historical claims and severity information, whereas other methods rely more heavily on industry information. As a result of this reserve increase, the reserve for incurred but not reported environmental and asbestos claims (net of reinsurance) at December 31, 2002, was $102.1 million for total environmental and asbestos reserves, compared to $58.2 million as of December 31, 2001. The reserve for incurred but not reported claims for the remaining run-off lines (net of reinsurance) was $15.3 million as of December 31, 2002, compared to $18.8 million as of December 31, 2001.

The following table represents a reconciliation of environmental and asbestos claims outstanding for each of the years in the three-year period ended December 31, 2002.

                                        2002         2001        2000
                                     -----------  ----------- -----------
Open claims, beginning of the year        8,291        8,742     10,409
Claims closed during the year             1,376        1,511       3,166
Claims opened during the year             1,325        1,060       1,499
                                     -----------  ----------- -----------
Open claims, end of the year              8,240        8,291       8,742
                                     ===========  =========== ===========

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2002.

(in millions)                           2002         2001        2000
                                     -----------  ----------- -----------
Gross payments on closed claims         $ 0.4        $ 5.2      $ 14.3
Gross payments on open claims            24.3         25.7        32.6
                                   -----------  ----------- -----------
Total gross payments                   $ 24.7       $ 30.9      $ 46.9
                                     ===========  =========== ===========

The above tables indicate downward trends in the number of open claims and total gross payments over the past three years. Due to the types of coverages within Argonaut Insurance Company's run-off lines of business, a significant amount of judgment and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations, and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to the ultimate liability to the Company due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Additionally, recent industry trends show an increasing number of claims being filed by individuals who claim asbestos exposure, but who have no symptoms of asbestos-related disease. Due to these uncertainties, the current trends cannot be relied on to predict future results.

The Company, through its subsidiary Argonaut Insurance Company, has been named in various legal actions filed by MacArthur Company, Western Asbestos Company and certain other individual claimants. Argonaut Insurance Company's involvement in these actions stems from nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960's and 1970's. Management estimates that approximately 1% of the claimants in the purported class action suits against Western MacArthur were associated in any way with the job sites covered by the Argonaut Insurance Company policies. Argonaut Insurance Company has in the ordinary course of business set up reserves in connection with these claims in prior years. Based on this limited exposure, management believes current reserves are sufficient to cover any losses which may arise out of these actions.

Although management has determined and recorded its best estimate of the reserves for losses and loss adjustment expenses for run-off lines, current judicial and legislative decisions continue to broaden liability, expand policy scopes and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over these coverages and liability issues, and must contend with the continuing uncertainty in its effort to quantify these exposures.

Liquidity and Capital Resources

The nature of insurance is that cash collected on premiums written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of the Company's loss and loss expenses are paid out over more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payrolls and general overhead expenses.

For the year ended December 31, 2002, net cash provided by operating activities was $116.8 million as compared with net cash used of $37.4 million and $94.1 million in 2001 and 2000, respectively. The cash flow provided by operations in 2002 was primarily the result of an increase in gross written premiums. The cash flow used for operations in 2001 was primarily attributable to claims payments for run-off lines. The cash flow used for operations in 2000 was the result of claims payments on run-off lines combined with payments on claims incurred on workers' compensation policies written in prior years.

The Company invests excess cash in a variety of investment securities. As of December 31, 2002, the Company's investment portfolio consisted of 75.7% fixed maturities, 20.1% equities and 4.8% other, compared to 67.6% fixed maturities, 28.3% equities and 4.1% other for the same period in 2001. The Company classifies its investment portfolio as available for sale; therefore all investments are reported at fair market value, with unrealized gains and losses being reported as a component of shareholders' equity. The current downturn in the investment markets, particularly the equities market, has resulted in shareholder's equity being reduced by approximately $20.8 million, net of tax, due to the reduction of unrealized gains. As of December 31, 2002, the Company held common stock in Curtiss-Wright Corp. with a fair market value of $40.8 million, or approximately 12.4% of total shareholders' equity. As of December 31, 2001, the Company had no investment in any one investment exceeding 10% of shareholder's equity.

The Company's insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to cover operating expenses. During the three years ended December 31, 2002, the Company's liquidity generated from operations and investment income were sufficient to meet obligations. Adequate levels of liquidity and surplus are maintained to manage the risks inherent with any differences between the duration of its liabilities and invested assets. The Company believes it maintains sufficient liquidity to pay claims and expenses, as well as unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

The Company maintains a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position. Across all sectors, reinsurance rates have substantially increased. The additional reinsurance costs of the Company's program, to the extent not passed on to customers through increased rates, may have a negative impact on liquidity.

The Company entered into a retroactive adverse loss development reinsurance agreement on December 31, 2002 to initially cede $125 million of carried reserves for the workers' compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. At December 31, 2002, $118.5 million has been recorded as reinsurance funds withheld and $6.5 as ceded reinsurance payable, which was paid during the first quarter of 2003.

The agreement provides up to $119 million of future adverse development, if any, on workers' compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses. The cessions for adverse development are calculated on a tiered structure and subject to certain limitations. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive. The reinsurance agreement is effective for reserves as of December 31, 2002, with the exception of reserves for asbestos, environmental, and other latent losses which are effective as of September 30, 2002.

A trust has also been established to secure payments owed to the Company from the reinsurer. The Company is the sole beneficiary of this trust. Securities of approximately $84 million were transferred to the trust as of December 31, 2002, and securities of approximately $16 million were transferred to the trust in February 2003 to secure such payments.

Concerns over terrorist activity have both curtailed the availability of reinsurance for terrorism related risks and increased the cost of obtaining such reinsurance where it is still available. The effect of this industry-wide phenomenon on Argonaut Group's insurance subsidiaries varies by line of business, but reinsurance coverage for terrorist acts involving nuclear, biological and chemical agents is no longer available or cost prohibitive in some instances, thus preventing ceding of these risks through reinsurance. Argonaut Group's insurance subsidiaries have reviewed their accounts for potential exposure to these risks as well as other risks in order to make appropriate decisions on policy exclusions, pricing and renewals, although laws in many states (and particularly those relating to workers' compensation insurance) place limits on the ability of insurers to effectively address these risks by contract.

In addition to its investment portfolio, the Company's subsidiaries own real property for use as home office facilities for Argonaut Insurance Company and Argonaut Great Central, as well as three commercial properties in California. These real properties are included in "Other Assets" valued at $3.9 million, which is their original cost less accumulated depreciation. The current fair market value of the three commercial properties is estimated at $88 million, based on appraisals completed in November 2001. Subsequent to December 31, 2002, the Company closed the sale of a parcel of undeveloped property (see discussion on page 31.)

Various state insurance laws restrict the amount that may be transferred to the Company from its subsidiaries in the form of dividends without the prior approval of regulatory authorities. In addition, that portion of the Company's net equity which results from the difference between statutory insurance accounting practices and generally accepted accounting principals would not be available for dividends. During 2002, dividends of $11.5 million were paid to the Company by Argonaut Insurance Company. Argonaut Insurance Company is the immediate subsidiary of the Company and is regulated by the California Insurance Code. Under California Insurance regulations, Argonaut Insurance Company will be able to pay dividends in 2003 up to $25.8 million. Based on Argonaut Insurance Company's RBC ratio at December 31, 2002, the California Department of Insurance may require prior approval of any dividends.

The quarterly dividend paid to shareholders for 2002 was $0.15 per common share, for a total of $0.60 per share, as compared to $1.38 and $1.64 per common share for 2001 and 2000, respectively. The Company reduced the dividend in order to preserve the capital base and to fund future profitable growth opportunities. During the first quarter of 2003, the board of directors suspended the payment of shareholder dividends to support the capital needs of the Company.

As of December 31, 2002, the Company had repurchased and retired approximately
7.9 million shares of its common stock out of a total 10 million shares authorized for repurchase. No common stock was repurchased and retired during 2002.

On March 31, 2003, the Company sold approximately 2.4 million shares of Series A Mandatory Convertible Preferred Stock. The preferred shares were sold through a private placement to a group of investors. The Company received gross proceeds of $29.4 million from HCC Insurance Holdings, Inc. as a result of this sale. The proceeds were used to increase the statutory surplus and RBC of Argonaut Insurance Company. The preferred shares are convertible at any time into common stock at the option of the holder at an initial conversion price of $12.00. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend rate is subject to certain adjustments based upon the Company's A.M. Best rating and Risk Based Capital level. The holders of the preferred shares will be entitled to vote on an as-converted basis on all matters submitted for the vote of the Argonaut Group common shareholders. Additionally, under the terms of the private placement, the Company has agreed not to pay dividends to common shareholders for a period of two years.

On March 31, 2003 the Company borrowed $18.0 million from HCC Insurance Holdings, Inc. The Company contributed $12.0 million of the borrowing to Argonaut Insurance Company, $5.0 million will be held in escrow for dividend payments related to the Series A Mandatory Convertible Preferred Stock, and $1.0 million will be held by the Company for general corporate purposes. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable at the Company's option at anytime. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issues additional shares of Series A Mandatory Convertible Preferred Stock.

Additionally, the Company has an agreement with an additional investor to participate in the issue of the Series A Mandatory Convertible Preferred Stock. The investor has committed to a $6.0 million investment. The proceeds from this investor are expected to be received on April 10, 2003. The proceeds from this sale will be used to prepay a portion of the debt discussed above.

The insurance subsidiaries must maintain certain levels of policyholders' surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners suggest that a property and casualty insurer's ratio of annual statutory net premium written to policyholders' surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders' surplus was 2.3-to-1 as of December 31, 2002. Current levels of policyholders' surplus are adequate to support current premium writings, based on this standard. The Company is currently monitoring premium and statutory surplus levels of the insurance subsidiaries to ensure that the subsidiaries maintain adequate premiums to surplus ratio. Failure of any insurance subsidiary to maintain adequate levels of policyholders' surplus could negatively impact the ability to write additional premiums.

In addition, regulators and rating agencies utilize a risk-based capital test designed to measure the acceptable amounts of capital and surplus an insurer should maintain, based on specific inherent risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer's domiciliary insurance department and potentially result in rehabilitation or liquidation. As of December 31, 2002, Argonaut Insurance Company's RBC ratio was within the Company Action Level Event. At this level, the regulated insurer is required to submit a Comprehensive Plan of Action to the regulatory body detailing the steps it is taking to raise the RBC ratio above the minimum specified by statute. The plan, to be submitted to the California Department of Insurance, must contain the following:

 o An analysis of the conditions that contributed to the company's financial condition;
 o Proposals to improve Argonaut Insurance Company's RBC;
 o Projections of the company's financial results, such as operating income, net income, capital and surplus, with and without proposed corrective actions;
 o Key assumptions underlying the projections and their related sensitivity; and
 o Quality of and problems with the company's business.

The following factors contributed to deterioration of the Company's RBC ratio during the year ended December 31, 2002:

 o Reserve increases for asbestos and environmental liabilities;
 o Declines in the fair value of the equity portfolio;
 o High rate of growth in gross written premiums; and
 o Losses in the specialty workers' compensation segment.

Argonaut Insurance Company's plan to increase RBC includes:

 o  Reducing its exposure to the equity markets;
 o Selling certain real estate holdings that will result in realized gains and therefore increase surplus;
 o  Scaling back operations of the less profitable business segments; and
 o  Pursuing capital raising avenues.

The Company is in the process of documenting its plan to the California Department of Insurance detailing the actions Argonaut Insurance Company will implement to restore the RBC ratio to above minimum requirements.

On March 20, 2003 a subsidiary of Argonaut Insurance Company, AGI Properties, Inc. sold a parcel of real estate in Torrance, California for approximately $24.0 million. AGI Properties received $4.5 million in cash and issued a note receivable for the remainder. The note is due November 30, 2004 and bears interest at 3.5% annually. The sale of this property resulted in a realized gain of approximately $20.0 million which was included in Argonaut Insurance Company's statutory surplus and RBC as of December 31, 2002 as a permitted practice authorized by the California Department of Insurance.

On March 31, 2003, AGI Properties, Inc., sold certain parcels of real estate for $40.0 million. AGI Properties, Inc. received $8.0 million in cash and issued notes receivable for the remaining $32.0 million. The notes receivable pay interest at LIBOR plus 400 basis points, are capped at 6% and are payable September 30, 2004. The result of the sales of certain real estate and the related realized gains increased Argonaut Insurance Company's statutory surplus by approximately $32.0 million and correspondingly increased Argonaut Insurance Company's RBC.

On March 31, 2003, the Company sold approximately 2.4 million shares of Series A Mandatory Convertible Preferred Stock. The preferred shares were sold through a private placement to a group of investors led by HCC Insurance Holdings, Inc. The Company received gross proceeds of $29.4 million as a result of this sale. The proceeds were used to increase the statutory surplus and RBC of Argonaut Insurance Company. The preferred shares are convertible into common stock at the option of the holder at an initial conversion price of $12.00. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend rate is subject to certain adjustments based upon the Company's A.M. Best rating and Risk Based Capital level. The holders of the preferred shares will be entitled to vote on an as-converted basis on all matters submitted for the vote of the Argonaut Group common shareholders. Additionally, under the terms of the private placement, the Company has agreed not to pay dividends to common shareholders for a period of two years.

On  March  31,  2003 the  Company  borrowed  $18.0  million  from HCC  Insurance
Holdings, Inc. and contributed the full amount of the borrowing to Argonaut Insurance Company. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable at the Company's option at anytime. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issues additional shares of Series A Mandatory Convertible Preferred Stock.

Additionally, the Company has an agreement with an additional investor to participate in the issue of the Series A Mandatory Convertible Preferred Stock. The investor has committed to a $6.0 million investment. The proceeds from this investor are expected to be received on April 10, 2003. The proceeds from this sale will be used to prepay a portion of the debt discussed above.

The capital contributed to Argonaut Insurance Company during the first quarter of 2003, if contributed prior to December 31, 2002, would have increased its RBC over the Company Action Level. It is the Company's expectation that profits generated during 2003 and/or other capital raising initiatives will be sufficient to maintain Argonaut Insurance Company's RBC ratio above the Company Action Level.

Pension Plans

The determination of pension plan expense and the requirements for funding the Company's pension plans are based on a number of actuarial assumptions. Management's selection of plan assumptions, primarily the discount rate used to calculate the projected benefit obligation and the expected long-term rate of return on plan assets, can have a significant impact on the resulting estimated projected benefit obligation and pension cost, and thus on the consolidated results of operations. Such plan assumptions are determined annually, subject to revision if significant events occur during the year.

The pension plan measurement date for purposes of our consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management believes the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2002, the Company modified certain assumptions surrounding the Company's pension plans. Specifically, the Company reduced its assumptions on discount rate from 7.5% to 6.75% and expected rate of increase in future compensation levels from 4.5% to 4.0%. The expected rate of return on plan assets remained unchanged at 6.0%.

The Company's current investment strategy is to invest in callable U.S. Agency securities and minimize exposure to the equity market. Management believes this strategy will result in above average short term yields while protecting the portfolio from rising interest rates. As of December 31, 2002, investment mix of the pension portfolio was 92% U.S Government agencies, 6% short term investments, and 2% preferred stock. Fair market value of the investment portfolio as of December 31, 2002 was $36.0 million and included net unrealized losses of $0.8 million.

Total pension expense for the year ended December 31, 2002 was approximately $1.0 million. As of December 31, 2002, the Company has a prepaid pension asset of approximately $4.1 million. The estimated pension liability as of December 31, 2002 was $34.7 million (vested and non-vested participants.) Based on the current funding status of the pension plan, the expected changes in pension plan asset values and pension obligations in 2003, the Company does not believe any significant funding of the pension plans will be required during the year ended December 31, 2003.

Related Party Transactions

The Company utilized Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the
Company's board of directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. were approximately $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Other

The Company does not have any off-balance sheet arrangements or financing activities with special-purpose entities (SPEs).

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in "Note 1 - Business and Significant Accounting Policies" in the Notes to the Consolidated Financial Statements, included in
Item 8 "Financial Statements and Supplementary Data" on page 36.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. The Company establishes reserves for the estimated total unpaid costs of losses and loss adjustment expense ("LAE"), which cover events that occurred in 2002 and prior. These reserves reflect the best estimates of the total cost of claims that have been reported, but not yet paid. The process of establishing loss reserves is complex and imprecise as it reflects significant judgmental factors, such as past loss experience, current claim trends and the prevailing social, economic and legal environments. Reserves are established for claims that have been incurred but have not been reported based on actuarial estimates.

The Company utilizes a variety of actuarial techniques and methods to determine the ultimate losses and loss adjustment expenses. Methods used include paid loss development method, incurred loss development method, Bornhuetter-Ferguson method, loss ratio method, report year method and claim count development method. The combination of the methods produces a point estimate for each line of business, which the Company books as management's best estimates given the available facts at that point in time. Each business segment is analyzed individually. The Company uses internal data in the analysis, however, industry data is used where credibility of internal data is low and in the development of tail factors. The Company analyzes loss reserves on a monthly basis. An independent actuary reviews the specialty workers' compensation reserves on a quarterly basis. A study of reserves by the Company's consulting actuary for the run-off lines is conducted semi annually using additional actuarial methods.

Inconsistent judicial decisions and legislative actions continue to broaden liability and scope of policy coverage and to increase the severity of claim payments. As a result, the uncertainties inherent in estimating the ultimate claim costs on the basis of past claims costs have been heightened, further complicating the already complex loss reserving process. Final claim payments, however, may differ from the established reserves, particularly when these payments may not occur for several years. Any adjustments to reserves are reflected in the results for the year during which the adjustments are made.

In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of the Company's potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are: (1) potentially long waiting periods between exposure and emergence of any bodily injury or property damage; (2) difficulty in identifying sources of environmental or asbestos contamination; (3) difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage; (4) changes in underlying laws and judicial interpretation of those laws; (5) potential for an environmental or asbestos claim to involve many insurance providers over many policy periods; (6) long reporting delays from insureds to insurance companies (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims; (8) questions concerning interpretation and application of insurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Case reserves and expense reserves for costs of related litigation have been established where sufficient information has been developed. Additionally, incurred but not reported reserves have been established to cover additional exposure on known and unknown claims.

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

Through its subsidiary, Rockwood, the Company has exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers' compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of the Company's exposure. Reserves for losses are maintained for these exposures and, in management's opinion, adequately cover the Company's risk.

Management believes that the aggregate loss reserves at December 31, 2002 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. In establishing these reserves, management considers facts currently known and the present judicial and legislative environment. However, given the expansion of coverage and liability by the courts and the legislatures in the recent past and the possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time. Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and the ratings assigned to the insurance subsidiaries by the nationally recognized insurance rating agencies.

Investments. The Company's investment portfolio is classified as available-for-sale. Accordingly, the Company carries the investment portfolio on its balance sheet at estimated fair value. The Company measures the fair value of the investments based upon quoted market prices. Unrealized appreciation or depreciation of investments carried at market value is excluded from net income and credited or charged, net of applicable deferred income taxes, directly to a separate component of shareholders' equity. The change in unrealized appreciation or depreciation during the year is reported as a component of other comprehensive income (loss).

The Company evaluates its investment portfolio for impairments to individual securities which are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment pattern and ability of the Company to hold the security to allow for recovery. For those securities where the Company's acquisition cost is greater than fair market value, the Company discusses such securities internally or with its investment advisor. If the Company determines a decline in value is other than a temporary situation, the cost basis of the security is written down to its fair value with the amount of the write down included in earnings as a realized loss in the period the impairment was identified. During the year ended December 31, 2002, realized investment gains for the equity and bond portfolios were reduced $4.0 million and $0.9 million, respectively, due to the recognition of other than temporary impairment on certain securities (pre-tax.) During the years ended December 31, 2001 and 2000, no securities were identified as having incurred an impairment that was determined to be other than temporary.

The Company regularly monitors its investment portfolio for securities which have suffered an impairment which is deemed to be other than temporary. Of those securities whose acquisition cost exceeded fair market value at December 31, 2002, approximately $14.3 million (pre-tax) are at risk of being written down in the next twelve months.

Deferred Acquisition Costs. Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred and amortized over the same period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and expenses that are expected to be incurred, based upon historical and current experience. Anticipated investment income is considered in determining whether a premium deficiency exists. The Company continually reviews the methods of making such estimates and establishing the deferred costs, and any adjustments are made in the accounting period in which the adjustment arose.

Deferred Tax Asset. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of the Company's deferred tax asset are net operating loss carryforwards and temporary differences primarily attributable to loss reserve discounting. The net operating loss carryforwards begin expiring after 2009. The Company's deferred tax liabilities resulted from unrealized gains in the investment portfolio.

Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. Due to the cumulative loss position of the Company over the past three years, management established a valuation allowance of $71.9 million against the deferred tax asset. Though the Company believes the deferred tax asset will be fully utilized through future net income, the valuation allowance was established based on the Company's interpretation of SFAS No. 109, particularly due to the cumulative loss position noted above and SFAS No. 109's guidance related to the facts and circumstances in such a situation. If future taxable income is not sufficient to recover the net deferred tax assets as of December 31, 2002, the maximum charge to provision for income taxes will be $20.0 million. If the Company generates sufficient future taxable income to fully utilize the deferred tax assets as of December 31, 2002, the maximum benefit for income taxes will be $91.9 million.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. As required by SFAS No. 142, the Company assigned goodwill to its reporting units. As required by SFAS No. 142, the Company completed the transitional goodwill impairment test required by SFAS No. 142 in the second quarter of 2002 and determined that there was no indication of goodwill impairment. Additionally, the Company tested goodwill for impairment as of September 30, 2002 and determined that no impairment of goodwill was indicated. Annually, the Company will perform an impairment of goodwill test. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, require a write-down of goodwill for that reporting segment. In evaluating whether impairment exists in the certain reporting units, management also considers the fair value in excess of the carrying value for certain assets.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The primary market risk exposures that result in an impact to the investment portfolio relates to equity price changes and interest rate changes. The Company does not hold any foreign currency risk or derivative instruments.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. At December 31, 2002 and 2001 the fair market value of the common stock portfolio was $237.1 million and $326.3 million, respectively. The reduction in the portfolio was a function of sales of certain holdings and a decrease in the net unrealized gains. A hypothetical decrease of 10% in the market price of each security held at December 31, 2002 and 2001 would have resulted in a decrease of $23.7 million and $32.6 million, respectively, in the fair value of the equity portfolio.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and Argonaut Group reinvests the proceeds at lower interest rates. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity investments resulting from changes in the rate of 100, 200, and 300 basis points as of December 31, 2002:

Interest Rate Sensitivity Analysis

                                           -300       -200       -100     Base Case    100         200        300
                                         ---------  ---------  ---------  ---------  ---------  ---------- ----------

Book Yield                                 5.0%       5.0%       5.0%       5.0%       5.1%       5.1%       5.2%

Market Yield                               3.4%       3.4%       3.4%       3.6%       3.7%       3.7%       3.7%

Average Life (years)                       5.1        5.1        5.1        5.2        5.4         5.5        5.6

Option Adjusted Duration (years)           3.5        3.6        3.6        3.5        3.5         3.6        3.7

Market Value                              $ 985.3    $ 955.8    $ 923.8    $ 892.6    $ 861.0     $ 829.1    $ 798.3


Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds and preferred stocks.) Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BBB", with a 20-year maximum effective maturity.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the service of two professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co.

Item 8.  Financial Statements and Supplementary Data

The report of the independent auditors, the consolidated financial statements of Argonaut Group, Inc. and subsidiaries and the supplementary financial information called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions "Election of Directors, Executive Officers," "Security Ownership of Principal Shareholders and Management," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on May 14, 2003.

Item 11.  Executive Compensation

Incorporated herein by reference is the information appearing under the captions "Compensation of Executive Officers," "Indemnification," "Pension Plan," and "Compensation of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on May 14, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has two equity based compensation plans, the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the Argonaut Group, Inc. Non-Employee Director Stock Option Plan. The following table sets forth information as of December 31, 2002 concerning the Company's equity compensation plans, each of which was approved by the shareholders:




                                          Number of           Weighted-
                                      Securities To Be       Average Per          Number of Securities
                                         Issued Upon       Share Exercise       Remaining Available For
                                         Exercise of          Price of           Future Issuance Under
                                         Outstanding         Outstanding       Equity Compensation Plans
                                      Options, Warrants   Options, Warrants      (Excluding Securities
          Plan Category                  and Rights          and Rights       Reflected in the First Column)
-----------------------------------   ------------------  ------------------  -----------------------------
Equity compensation plans
approved by shareholders                  2,043,350            $20.40                  1,882,630

Equity compensation plans not
approved by shareholders                      -                   -                        -


Incorporated herein by reference is the information appearing under the caption "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on May 14, 2003.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders to be held on May 14, 2003.

Item 14.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company's principal executive officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

On March 31, 2003, the audit committee of the board of directors approved the following non-audit services to be performed by Ernst & Young LLP: tax preparation and planning, audit of the statutory financial statements of the insurance subsidiaries and audit of the Company benefit plans.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

         Selected Financial Data

         Report of Independent Auditors

         Consolidated Balance Sheets  -  December 31, 2002 and 2001

         Consolidated Statements of Operations
              For the Years Ended December 31, 2002, 2001 and 2000


         Consolidated Statements of Comprehensive Income (Loss)
              For the Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flow
              For the Years Ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules
              Report of Independent Public Accountants on Schedules

         Schedule II - Condensed Financial Information of Registrant December 31, 2002 and 2001

         Schedule III - Supplementary Insurance Information For the years ended December 31, 2002, 2001 and 2000

         Schedule V - Valuation and Qualifying Accounts for the Year Ended December 31, 2002

         Schedule VI - Supplementary Information for Property-Casualty Insurance Companies For the years ended December 31, 2002, 2001 and 2000

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries listed on the above index.

 (a) 3.   Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

     3.1   Composite Copy of Certificate of Incorporation of Registrant

     3.2   Amended and Restated Bylaws of the Registrant

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

   10.9 Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy on Schedule 14-A filed with the Securities and Exchange Commission on April 9, 2002.)

  10.9.1   Employee Stock Investment Plan (incorporated by reference to the
           Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 22,
           1999).

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

   21. Subsidiaries of Registrant, as amended (incorporated by reference to the Exhibit 21 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.)

23.        Consent of Independent Auditors - Ernst & Young LLP

   99.1    Certification of Compliance with Section 906 Sarbanes-Oxley Act of
            2002


    (b) Reports on Form 8-K.

           A Form 8-K/A Current Report dated November 14, 2002 was filed related to the restatement of certain pro forma financial information previously filed related to the Company's acquisition of Front Royal, Inc.

           A Form 8-K Current Report dated March 13, 2003 was filed related to the Company's announcement of the results of the asbestos and environmental reserves study.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                         ARGONAUT GROUP, INC.

                                         By   /s/  Mark E. Watson III
                                            -------------------------
                                            Mark E. Watson III
                                             President

Date:  April 1, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date

/s/  Mark E. Watson III          President, Chief Executive        April 1, 2003
--------------------------
Mark E. Watson III                Officer and Director

/s/  Mark W. Haushill            Vice President, Chief Financial   April 1, 2003
--------------------------
Mark W. Haushill                  Officer and Treasurer
                                  (principal financial and
                                   accounting officer)

/s/  Byron L. LeFlore, Jr.       Vice President, General           April 1, 2003
--------------------------
Byron L. LeFlore, Jr.             Counsel and Secretary

/s/  Gary V. Woods               Director                          April 1, 2003
--------------------------
Gary V. Woods

/s/  Michael T. Gray             Director                          April 1, 2003
--------------------------
Michael T. Gray

/s/  Jerrold V. Jerome           Director                          April 1, 2003
--------------------------
Jerrold V. Jerome

/s/  Judith R. Nelson            Director                          April 1, 2003
--------------------------
Judith R. Nelson

/s/  John R. Power               Director                          April 1, 2003
--------------------------
John R. Power

/s/  George A. Roberts           Director                          April 1, 2003
--------------------------
George A. Roberts

/s/  Fayez S. Sarofim            Director                          April 1, 2003
--------------------------
Fayez S. Sarofim

/s/  Hector DeLeon               Director                          April 1, 2003
--------------------------
Hector DeLeon

                            CERTIFICATE OF COMPLIANCE

I, Mark E. Watson III, certify that:

  1.   I have reviewed this annual report on Form 10-K of Argonaut Group, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



CERTIFIED this 1st day of April, 2003.

                                           /s/  Mark E. Watson III
                                                ---------------------------
                                                Mark E. Watson III
                                                President and Chief Executive
                                                  Officer

                         CERTIFICATE OF COMPLIANCE

I, Mark W. Haushill, certify that:

    1. I have reviewed this annual report on Form 10-K of Argonaut Group, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     CERTIFIED this 1st day of April, 2003

                                                   /s/  Mark W. Haushill
                                                   ---------------------------
                                                   Mark W. Haushill
                                                   Vice President
                                                   Chief Financial Officer and
                                                    Treasurer

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




                                              /s/  ARTHUR ANDERSEN LLP

San Francisco, California
January 29, 2002

THIS INDEPENDENT PUBLIC ACCOUNTANTS' REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS REPORT; NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K (AFTER REASONABLE EFFORTS TO OBTAIN SUCH CONSENT). WHILE THE EXTENT OF ANY RESULTING LIMITATIONS ON RECOVERY BY INVESTORS IS UNCLEAR, THE LACK OF A CURRENTLY DATED CONSENT TO THE INCLUSION OF SUCH REPORT IN THIS ANNUAL REPORT ON FORM 10-K AND TO THE INCORPORATION OF SUCH REPORT INTO ANY OTHER FILING COULD LIMIT THE TIME WITHIN WHICH ANY ACTIONS MUST BE BROUGHT BY INVESTORS AGAINST ARTHUR ANDERSEN LLP FOR LIABILITIES ARISING UNDER SECTION 11 OF THE SECURITIES ACT OF 1933.


                              ARGONAUT GROUP, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)


BALANCE SHEETS
                                                                                             December 31,
                                                                                     ---------------------------
                                                                                            2002           2001
                                                                                     ------------  -------------
Assets
    Short-term investments                                                               $    -         $  4.4
    Cash & cash equivalents                                                                  1.9            0.1
    Investment in subsidiaries                                                             344.7          453.8
    Cost in excess of net assets purchased                                                  27.4           27.4
    Deferred federal income taxes                                                          (17.4)          (6.7)
    Other assets                                                                             8.1            8.8
                                                                                     ------------  -------------
                           Total Assets                                                  $ 364.7        $ 487.8
                                                                                     ============  =============

Liabilities & Shareholders' Equity
    Income taxes payable                                                                 $   6.6        $   3.1
    Other liabilities                                                                        1.8            2.3
    Due to subsidiaries                                                                     28.6           34.9
                                                                                     ------------  -------------
                        Total Liabilities                                                   37.0           40.3

    Shareholders' Equity                                                                   327.7          447.5

                                                                                     ------------  -------------
            Total Liabilities and Shareholders' Equity                                   $ 364.7        $ 487.8
                                                                                     ============  =============



STATEMENTS OF OPERATIONS
                                                                           For The Years Ended December 31,
                                                                      ------------------------------------------
                                                                         2002           2001           2000
                                                                      ------------   ------------  -------------

Revenues                                                                    $ 0.5         $ (0.5)         $ 3.8
                                                                      ------------   ------------  -------------
Expenses:
    Amortization of cost in excess of net assets                                -            2.8            2.8
    Other expenses                                                            9.8            4.1            9.5
                                                                      ------------   ------------  -------------
    Total operating expenses                                                  9.8            6.9           12.3
                                                                      ------------   ------------  -------------

Loss before tax and undistributed earnings                                   (9.3)          (7.4)          (8.5)
Provision (benefit) for income taxes                                          3.1           (1.2)          (4.5)
                                                                      ------------   ------------  -------------

Net loss before equity in earnings of subsidiaries                          (12.4)          (6.2)          (4.0)
Equity in undistributed earnings (loss) of subsidiaries                     (74.6)           9.1          (79.3)
                                                                      ------------   ------------  -------------
Net income (loss)                                                         $ (87.0)         $ 2.9        $ (83.3)
                                                                      ============   ============  =============


                              ARGONAUT GROUP, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)


                                                                                      For The Years Ended
STATEMENTS OF CASH FLOWS                                                                 December 31,
                                                                        -----------------------------------------
                                                                           2002           2001          2000
                                                                        ------------   ------------  ------------
Cash flows from operating activities:
    Net income (loss)                                                       $ (87.0)         $ 2.9       $ (83.3)
    Adjustments to reconcile net income (loss) to
      net cash provided by operations:
      Amortization                                                              0.6            2.8           2.8
      Undistributed loss (earnings) in subsidiary                              74.6           (9.1)         79.3
      Dividend from subsidiary                                                 11.5           34.1          50.6
      Decrease in deferred federal income taxes                                10.6            3.2           6.9
      Increase (decrease) in due from/to subsidiaries                          (6.3)           2.1          (3.2)
      Increase (decrease) in income taxes payable                               3.5           (0.5)          2.8
      Other, net                                                                3.6            0.9          (8.3)
                                                                        ------------   ------------  ------------
    Net cash provided by operations                                            11.1           36.4          47.6
                                                                        ------------   ------------  ------------

Cash flows from investing activities:
      Increase acquisition of fixed assets                                     (1.0)             -             -
      Decrease (increase) in short-term investments                             4.4           (3.4)         (0.9)
                                                                        ------------   ------------  ------------
    Net cash provided (used) by investing activities                            3.4           (3.4)         (0.9)
                                                                        ------------   ------------  ------------

Cash flows from financing activities:
      Repurchase of common stock                                                  -           (3.2)        (10.6)
      Payment of cash dividend                                                (13.1)         (29.8)        (36.2)
      Exercise of stock options                                                 0.4              -             -
                                                                        ------------   ------------  ------------
    Net cash used by financing activities                                     (12.7)         (33.0)        (46.8)
                                                                        ------------   ------------  ------------

Increase (decrease) in cash & cash equivalents                                  1.8            0.0          (0.1)
Cash & cash equivalents, beginning of period                                    0.1            0.1           0.2
                                                                        ------------   ------------  ------------
Cash & cash equivalents, end of period                                        $ 1.9          $ 0.1         $ 0.1
                                                                        ============   ============  ============


                              ARGONAUT GROUP, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                  Years Ended December 31, 2002, 2001, and 2000
                                 ($ in millions)

                                                                                                     Amortization
                                             Future             Premium   Net Invest. Ben, Loss,  (Deferral)    Other   Premiums
                                    DAC     Benefits    UPR     Revenue     Income     & LAE        DAC     Insur. Exp Written
            Segment                 (a)       (b)       (c)       (d)      (e) (l)      (f)         (g)       (h) (2)     (i)
---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002

Excess & Surplus Lines             $ 30.8     $ 180.1  $ 134.7   $ 152.3      $ 10.4     $ 96.6     $ (15.1)    $ 62.7   $ 219.3
Specialty Commercial                 10.9       172.2     61.3     105.4        10.2       74.8        (2.6)      32.9     111.0
Specialty Workers' Compensation      13.0       630.0     88.9     109.2        31.4       94.5       (13.0)      65.1     134.2
Public Entity                           -         6.7        -      11.5         0.6        8.1        (1.7)       5.4      19.5
Run-off Lines                           -       292.6        -         -           -       60.6           -        7.2         -
Corporate & Other                       -           -        -         -         0.3          -           -        3.5         -
                                  -------- -------------------- --------- ---------------------- ----------- --------------------
                                   $ 54.7    $1,281.6  $ 284.9   $ 378.4      $ 52.9    $ 334.6     $ (32.4)   $ 176.8   $ 484.0
                                  ======== ==================== ========= ====================== =========== ====================

Year Ended December 31, 2001

Excess & Surplus Lines             $ 15.7     $ 138.7  $ 64.1     $ 36.8       $ 3.3     $ 22.3         $ -     $ 12.3    $ 39.8
Specialty Commercial                  6.6       156.9     43.3      54.5         6.7       40.3        (1.2)      17.1      55.3
Specialty Workers' Compensation         -       622.2     56.3     126.5        42.5      129.2           -       54.4     118.0
Public Entity                           -         5.6        -       4.1         0.2        3.0        (0.8)       2.0       6.5
Run-off Lines                           -       224.4        -         -           -       (5.1)          -        5.1         -
Corporate & Other                       -           -        -         -         0.9          -           -       10.7         -
                                  -------- -------------------- --------- ---------------------- ----------- --------------------
                                   $ 22.3    $1,147.8  $ 163.7   $ 221.9      $ 53.6    $ 189.7      $ (2.0)   $ 101.6   $ 219.6
                                  ======== ==================== ========= ====================== =========== ====================

Year Ended December 31, 2000

Excess & Surplus Lines                $ -         $ -    $ -         $--         $ -        $ -         $ -        $ -       $ -
Specialty Commercial                  0.2        51.1       19.4    29.8         5.6       28.2         1.7       12.1      32.7
Specialty Workers' Compensation         -       622.9       50.3    94.6        56.0      207.3         1.4       70.4     130.4
Public Entity                           -           -           -    0.2           -        0.2           -        0.3       0.8
Run-off Lines                           -       256.7           -      -           -       11.9           -          -         -
Corporate & Other                          -        -        -         -         0.4          -               -        5.6     -
                                  -------- -------------------- --------- ---------------------- ----------- --------------------
                                    $ 0.2     $ 930.7   $ 69.7   $ 124.6      $ 62.0    $ 247.6       $ 3.1     $ 88.4   $ 163.9
                                  ======== ==================== ========= ====================== =========== ====================


(a) Deferred Acquisition Costs                                  (g) Amortization of Deferred Policy Acquisition Costs
(b) Future Policy Benefits, Claims, and                         (h) Other Insurance Expenses
       Claim Adjustment Expenses                                (i) Premiums Written, net
(c) Unearned Premiums                                           (1) Net investment income allocated based upon each
(d) Premium Revenue, net (premiums earned)                            segment's share of investable funds
(e) Net Investment Income                                       (2) Other insurance expenses allocated based on specific
(f) Benefits, Claims, and Claim Adjustment Expenses                  identification, where possible, and related activities.


                                                   ARGONAUT GROUP, INC.
                                                        SCHEDULE V
                                             VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)


                                                     Balance at     Charged to      Charged to                    Balance
                                                     Beginning       Cost and         Other                      at End of
                                                     of Period        Expense        Accounts      Deductions      Period
Year ended December 31, 2002
Deducted from assets:
     Valuation allowance for deferred tax asset              $ -          $ 71.9            $ -            $ -       $ 71.9
                                                    =============  ==============  =============  =============  ===========

                              ARGONAUT GROUP, INC.
                                   SCHEDULE VI
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)

                                                                            Years Ended December 31,
                                                                   ------------------------------------------
                                                                           2002          2001           2000
                                                                   -------------  ------------   ------------
Deferred acquisition costs                                               $ 54.7        $ 22.3          $ 0.2
                                                                   =============  ============   ============

Reserves for losses and loss adjustment expenses                      $ 1,281.6     $ 1,147.8        $ 930.7
                                                                   =============  ============   ============

Unamortized discount in reserves for losses                              $ 45.4        $ 45.9         $ 42.8
                                                                   =============  ============   ============

Unearned premium                                                        $ 284.9       $ 163.7         $ 69.7
                                                                   =============  ============   ============

Premiums earned                                                         $ 378.4       $ 221.9        $ 124.6
                                                                   =============  ============   ============

Net investment income                                                    $ 52.9        $ 53.6         $ 62.0
                                                                   =============  ============   ============

Losses and loss adjustment expenses incurred:
     Current Year                                                       $ 272.6       $ 172.5        $ 122.6
     Prior Years                                                         $ 62.0        $ 17.2        $ 125.0
                                                                   =============  ============   ============

Amortization (deferral) of policy acquisition costs                     $ (32.4)       $ (2.0)         $ 3.1
                                                                   =============  ============   ============

Paid losses and loss adjustment expenses, net of reinsurance            $ 261.0       $ 214.9        $ 196.5
                                                                   =============  ============   ============

Gross premiums written                                                  $ 622.1       $ 272.1        $ 186.1
                                                                   =============  ============   ============

                                                                    EXHIBIT 23

                        Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 File No. 333-43230) pertaining to Argonaut Group, Inc. Amended and Restated Stock Option Plan, and Registration Statement (Form S-8 No. 33-31547) pertaining to the Employee Stock Investment Plan of our report dated April 1, 2003, with respect to the consolidated financial statements and schedules of Argonaut Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

                                                  /s/ ERNST & YOUNG LLP

San Antonio, Texas
April 1, 2003

                                                                   EXHIBIT 23.1

                         Consent of Independent Auditors

We consent to the use of our report dated January 29, 2002, with respect to the consolidated financial statements of Front Royal, Inc. included in the Annual Report (Form 10-K) of Argonaut Group, Inc. for the year ended December 31, 2002.


                                                  /s/ ERNST & YOUNG LLP

Richmond, Virginia
April 1, 2003

                                                                    EXHIBIT 99.1


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002

I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Annual Report on Form 10-K for the year ended December 31, 2002 ("the Report") that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 1st day of April, 2003.


                                                  /s/  Mark E. Watson III

                                                    Mark E. Watson III
                                                    President and Chief
                                                        Executive Officer

                                                                    EXHIBIT 99.1

                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark W. Haushill, Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Annual Report on Form 10-K for the year ended December 31, 2002 ("the Report") that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 1st day of April, 2003.

                                                  /s/  Mark W. Haushill
                                                  ---------------------------
                                                   Mark W. Haushill
                                                   Vice President
                                                   Chief Financial Officer and
                                                   Treasurer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report Independent Auditor's of Ernst & Young LLP..........................  F-2
Report of Independent Public Accountants of Arthur Andersen LLP............  F-3
Report Independent Auditor's of Ernst & Young LLP for Front Royal, Inc.....  F-4
Consolidated Financial Statements:
     Consolidated Balance Sheets...........................................  F-5
     Consolidated Statements of Operations.................................  F-6
     Consolidated Statements of Comprehensive Income (Loss)................  F-7
     Consolidated Statements of Shareholders' Equity.......................  F-8
     Consolidated Statements of Cash Flow..................................  F-9
     Notes to Consolidated Financial Statements............................ F-10

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Argonaut Group, Inc.

We have audited the accompanying consolidated balance sheet of Argonaut Group, Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules as of December 31, 2002 and for the year then ended listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit. The consolidated financial statements and schedules of Argonaut Group, Inc. as of December 31, 2001 and for each of the two years then ended were audited by other auditors who have ceased operations and whose report dated January 29, 2002, expressed an unqualified opinion, including reference to other auditors who audited the consolidated financial statements of Front Royal, Inc. which are included in the consolidated financial statements of the Company, on those statements before the reclassification adjustments, conforming disclosures and transitional disclosures described in
Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Group, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised. We audited the reclassification adjustments, conforming disclosures and transitional disclosures described in Note 1 that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such reclassification adjustments, conforming disclosures and transitional disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such reclassification adjustments, conforming disclosures and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.



                                                     /s/ ERNST & YOUNG LLP

San Antonio, Texas
April 1, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Argonaut Group, Inc.


We have audited the accompanying consolidated balance sheets of Argonaut Group, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Front Royal, Inc., which statements reflect total assets and total revenues of 26.9 percent and 22.5 percent in 2001, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argonaut Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations, comprehensive income and cash flow for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

San Francisco, California
January 29, 2002



THIS INDEPENDENT PUBLIC ACCOUNTANTS' REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS REPORT; NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K (AFTER REASONABLE EFFORTS TO OBTAIN SUCH CONSENT). WHILE THE EXTENT OF ANY RESULTING LIMITATIONS ON RECOVERY BY INVESTORS IS UNCLEAR, THE LACK OF A CURRENTLY DATED CONSENT TO THE INCLUSION OF SUCH REPORT IN THIS ANNUAL REPORT ON FORM 10-K AND TO THE INCORPORATION OF SUCH REPORT INTO ANY OTHER FILING COULD LIMIT THE TIME WITHIN WHICH ANY ACTIONS MUST BE BROUGHT BY INVESTORS AGAINST ARTHUR ANDERSEN LLP FOR LIABILITIES ARISING UNDER SECTION 11 OF THE SECURITIES ACT OF 1933.

THE ARTHUR ANDERSEN LLP REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME, SHAREHOLDERS' EQUITY AND CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

                         Report of Independent Auditors


Board of Directors and Shareholder
Front Royal, Inc.

We have audited the accompanying consolidated balance sheet of Front Royal, Inc as of December 31, 2001, and the related consolidated statements of income, changes in shareholder's equity and cash flows for the four months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Front Royal, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the four months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                               /s/  ERNST & YOUNG LLP


Richmond, Virginia
January 29, 2002


                                        ARGONAUT GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS
                               (in millions, except per share amounts)

                                                                              December 31,
                                                                     ---------------------------------
                                                                          2002             2001
                                                                     ---------------  ----------------
 Assets
    Investments:
      Fixed maturities, available for sale, at fair value                   $ 894.1           $ 779.4
         (cost: 2002 - $850.7; 2001 - $767.1)
      Equity securities, available for sale, at fair value                    237.1             326.3
         (cost: 2002 - $149.2; 2001 - $175.6)
      Other long term, at fair value                                           10.0               4.8
         (cost: 2002 - $10.8; 2001 - $5.2)
      Short-term investments, at fair value                                    40.1              42.7
         (cost: 2002 - $40.1; 2001 - $42.7)
                                                                     ---------------  ----------------
    Total investments                                                       1,181.3           1,153.2
                                                                     ---------------  ----------------

    Cash and cash equivalents                                                  77.4              14.0
    Accrued investment income                                                  13.0              12.5
    Receivables:
      Due from insureds                                                       221.6             187.9
      Due from reinsurance                                                    470.1             256.5
    Goodwill                                                                  105.7             102.4
    Deferred federal income tax asset, net                                     20.0              78.1
    Deferred acquisition costs                                                 54.7              22.3
    Other assets                                                               65.1              36.3
                                                                     ---------------  ----------------
                            Total assets                                  $ 2,208.9         $ 1,863.2
                                                                     ===============  ================

                Liabilities and Shareholders' Equity
    Reserves for losses and loss adjustment expenses                      $ 1,281.6         $ 1,147.8
    Unearned premiums                                                         284.9             163.7
    Funds held                                                                163.6              33.7
    Accrued underwriting expenses                                              49.8              31.3
    Ceded reinsurance payable, net                                             34.0               6.2
    Deferred gain, retroactive reinsurance                                     40.0                 -
    Income taxes payable, net                                                   1.5               5.0
    Other liabilities                                                          25.8              28.0
                                                                     ---------------  ----------------
                         Total liabilities                                  1,881.2           1,415.7
                                                                     ---------------  ----------------

Shareholders' equity:
    Common stock - $0.10 par, 35,000,000 shares authorized 21,602,082 and
      21,557,238 shares issued and outstanding
      at December 31, 2002 and 2001, respectively                               2.2               2.2
    Additional paid-in capital                                                 96.4              93.6
    Retained earnings                                                         145.9             246.0
    Deferred stock compensation                                                (1.7)                -
    Accumulated other comprehensive income                                     84.9             105.7
                                                                     ---------------  ----------------
Total shareholders' equity                                                    327.7             447.5
                                                                     ---------------  ----------------
             Total liabilities and shareholders' equity                   $ 2,208.9         $ 1,863.2
                                                                     ===============  ================

See accompanying notes.

                              ARGONAUT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)


                                                                  For the years ended December 31,
                                                             --------------------------------------------
                                                                 2002            2001           2000
                                                             -------------   -------------  -------------
Premiums and other revenue:
    Earned premiums                                               $ 378.4         $ 221.9        $ 124.6
    Net investment income                                            52.9            53.6           62.0
    Realized investment gains, net                                   26.6            17.1           23.3
                                                             -------------   -------------  -------------
Total revenue                                                       457.9           292.6          209.9
                                                             -------------   -------------  -------------

Expenses:
    Losses and loss adjustment expenses                             334.6           189.7          247.6
    Underwriting, acquisition and insurance expense                 144.4            99.6           91.5
                                                             -------------   -------------  -------------
Total expenses                                                      479.0           289.3          339.1
                                                             -------------   -------------  -------------

Income (loss) before income taxes                                   (21.1)            3.3         (129.2)
Provision (benefit) for income taxes                                 65.9             0.4          (45.9)
                                                             -------------   -------------  -------------
Net income  (loss)                                                $ (87.0)          $ 2.9        $ (83.3)
                                                             =============   =============  =============

Net income (loss) per common share:
        Basic                                                     $ (4.04)         $ 0.13        $ (3.77)
                                                             =============   =============  =============
        Diluted                                                   $ (4.04)         $ 0.13        $ (3.77)
                                                             =============   =============  =============


See accompanying notes.

                              ARGONAUT GROUP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (in millions)


                                                              For the years ended December 31,
                                                           ----------------------------------------
                                                              2002          2001          2000
                                                           ------------  ------------  ------------
Net income (loss)                                              $ (87.0)        $ 2.9       $ (83.3)
                                                           ------------  ------------  ------------
Other comprehensive income (loss): Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                    (5.4)        (19.0)         27.6
      Reclassification adjustment for gains included
       in net income or loss                                     (26.6)        (17.1)        (23.3)
                                                           ------------  ------------  ------------
Other comprehensive income (loss) before tax                     (32.0)        (36.1)          4.3
Income tax expense (benefit) related to other
    comprehensive income (loss)                                  (11.2)        (12.6)          1.5
                                                           ------------  ------------  ------------
Other comprehensive income (loss), net of tax                    (20.8)        (23.5)          2.8
                                                           ------------  ------------  ------------
Comprehensive loss                                            $ (107.8)      $ (20.6)      $ (80.5)
                                                           ============  ============  ============

See accompanying notes

                              ARGONAUT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in millions except per share amounts)


                                                                                              Accumulated
                                                     Additional                 Deferred          Other
                                         Common       Paid-In     Retained        Stock        Comprehensive   Shareholders'
                                          Stock       Capital     Earnings    Compensation       Income           Equity
                                        ----------   -----------  ----------  --------------  --------------   -------------
Balance, January1, 2000                     $ 2.2        $ 96.8      $403.0             $ -         $ 126.4         $ 628.4
    Net loss                                    -             -       (83.3)              -               -           (83.3)
    Change in net unrealized
    appreciation on securities                  -             -           -               -             2.8             2.8
    Retirement of common stock                  -          (2.4)       (8.2)              -               -           (10.6)
    Cash dividend ($1.64/share)                 -             -       (36.2)              -               -           (36.2)
                                        ----------   -----------  ----------  --------------  --------------   -------------
Balance, December 31, 2000                    2.2          94.4       275.3               -           129.2           501.1
    Net income                                  -             -         2.9                                             2.9
    Change in net unrealized
    appreciation on securities                  -             -           -               -           (23.5)          (23.5)
    Retirement of common stock                  -          (0.8)       (2.4)              -               -            (3.2)
    Cash dividend ($1.38/share)                 -             -       (29.8)              -               -           (29.8)
                                        ----------   -----------  ----------  --------------  --------------   -------------
Balance, December 31, 2001                    2.2          93.6       246.0               -           105.7           447.5
    Net loss                                    -             -       (87.0)              -               -           (87.0)
    Change in net unrealized
    appreciation on securities                  -             -           -               -           (20.8)          (20.8)
    Exercise of stock options                   -           0.4           -               -               -             0.4
    Non vested stock, net of
    amortization                                -           2.4           -            (1.7)              -             0.7
    Cash dividend ($0.60/share)                 -             -       (13.1)              -               -           (13.1)
                                        ----------   -----------  ----------  --------------  --------------   -------------
Balance, December 31, 2002                  $ 2.2        $ 96.4      $145.9          $ (1.7)         $ 84.9         $ 327.7
                                        ==========   ===========  ==========  ==============  ==============   =============

See accompanying notes

                              ARGONAUT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( in millions)

                                                                           For the years ended December 31,
                                                                        ---------------------------------------
                                                                           2002          2001          2000
                                                                        -----------   -----------   -----------
Cash flows from operating activities:
    Net income (loss)                                                      $ (87.0)        $ 2.9       $ (83.3)
    Adjustments to reconcile net income (loss) to
      net cash provided (used) by operations:
        Amortization and depreciation                                          7.4           7.3           5.4
        Deferred federal income tax expense (benefit)                         69.4          (0.7)        (46.9)
        Gains on sales of investments                                        (26.6)        (17.1)        (23.3)
    Change in:
      Accrued investment income                                               (0.5)          6.7           0.3
      Receivables                                                           (247.3)        (19.0)        (16.5)
      Unearned premiums on ceded reinsurance                                 (12.8)         (8.4)         (2.7)
      Reserves for losses and loss adjustment expenses                       133.8         (16.9)         33.3
      Unearned premiums                                                      121.2          15.3          25.8
      Deferred policy acquisition costs                                      (32.4)        (22.1)          3.1
      Accrued underwriting expenses and funds held                           148.4           1.0           0.4
      Deferred gain, retroactive reinsurance                                  40.0             -             -
      Other assets and liabilities, net                                        3.2          13.6          10.3
                                                                        -----------   -----------   -----------
Cash provided (used) by operating activities                                 116.8         (37.4)        (94.1)
                                                                        -----------   -----------   -----------

Cash flows from investing activities:
    Sales of fixed maturity investments                                       65.7         280.0          64.9
    Maturities and mandatory calls of fixed maturity investments             176.1         295.3          16.1
    Sales of equity securities                                                69.6          78.5          87.5
    Purchases of fixed maturity investments                                 (330.8)       (347.7)        (18.2)
    Purchases of equity securities                                           (15.2)        (33.9)        (28.4)
    Change in short-term investments                                           2.7          (2.9)         (7.5)
    Acquisition, net of cash received                                         (3.3)       (162.9)            -
    Other, net                                                                (5.5)         (2.9)          2.5
                                                                        -----------   -----------   -----------
Cash (used) provided by investing activities                                 (40.7)        103.5         116.9
                                                                        -----------   -----------   -----------

Cash flows from financing activities:
    Retirement of common stock                                                   -          (3.2)        (10.6)
    Stock options exercised                                                    0.4             -             -
    Payment of cash dividend                                                 (13.1)        (29.8)        (36.2)
    Repayment of debt                                                            -         (26.3)            -
                                                                        -----------   -----------   -----------
Cash used by financing activities:                                           (12.7)        (59.3)        (46.8)
                                                                        -----------   -----------   -----------

Change in cash and cash equivalents                                           63.4           6.8         (24.0)
Cash and cash equivalents, beginning of period                                14.0           7.2          31.2
                                                                        -----------   -----------   -----------
Cash and cash equivalents, end of period                                    $ 77.4        $ 14.0         $ 7.2
                                                                        ===========   ===========   ===========

Additional disclosure:
    Income taxes paid                                                        $ 0.9         $ 0.9        $ (5.8)
                                                                        ===========   ===========   ===========

See accompanying notes

                              ARGONAUT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Business and Significant Accounting Policies

Business. Argonaut Group, Inc. (the Company) is a national provider of specialty insurance products focused on high-quality customer service for specific niches of property-casualty insurance. Argonaut Insurance Company provides specialty workers' compensation coverage and is headquartered in Menlo Park, California. Specialty commercial coverage is written by Argonaut Great Central Insurance Company, headquartered in Peoria, Illinois, and Rockwood Casualty Insurance Company, headquartered in Rockwood, Pennsylvania. Colony Insurance Group, located in Richmond, Virginia, writes excess and surplus lines coverage. Public entity coverages are provided by Trident Insurance Services, a wholly-owned subsidiary of the Company.

Basis of Presentation. The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), which differ from statutory insurance accounting practices. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the accompanying consolidated balance sheet as of December 31, 2001, the Company reclassified the amount of ceded reinsurance payable, net into a separate line item and reclassified the amounts of accrued underwriting expenses and funds held into separate line items. Additionally, in the accompanying consolidated statements of cash flows for the years ended December 31, 2001 and 2000, the Company reclassified the amount of the change in deferred policy acquisition costs into a separate line item. Further, the Company included disclosures related to gross unrealized gains and gross unrealized losses on equity securities and other long-term investments at December 31, 2001, and gross realized gains and gross realized losses on equity securities for the years ended December 31, 2001 and 2000 in two tables in Note 4. The Company also included disclosures related to its reserves for asbestos exposure for the years ended December 31, 2001 and 2000 in a table in Note 17. In addition, the Company included the required transitional disclosures related to its adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" in a table in Note 1 and also included disclosures related to allocated goodwill by segment as of December 31, 2001 in Note 14. Certain other prior year balances have been reclassified to reflect current year classifications; however, these reclassifications were not material. These reclassification adjustments, conforming disclosures and transitional disclosures had no impact on previously reported earnings or shareholders' equity.


Cash and cash equivalents. Cash and cash equivalents include cash on hand and securities with an original maturity of less than ninety days.

Investments. Investments in fixed maturities at December 31, 2002 and 2001 include bonds, notes and redeemable preferred stocks. Equity securities include common and nonredeemable preferred stocks. Short-term investments consist of funds which are in excess of the Company's near-term operating and claims-paying needs and are invested in certificates of deposit, commercial paper, and money market funds.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in net investment income.

For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

All investments are considered available for sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices. The cost of securities sold is based on the specific identification method.

The Company evaluates its investment portfolio for impairments to individual securities which are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment pattern and ability of the Company to hold the security to allow for recovery. For those securities where the Company's acquisition cost are less than fair market value, the Company discusses such securities with its investment advisor. During the year ended December 31, 2002, realized investment gains for the equity and bond portfolios were reduced $4.0 million and $0.9 million, respectively, due to the recognition of other than temporary impairment on certain securities. During the years ended December 31, 2001 and 2000, no securities were identified as having an other than temporary impairment.

Receivables. Receivables due from insureds are presented net of a reserve for doubtful accounts of $4.9 million and $5.0 million at December 31, 2002 and 2001, respectively, and include $48.6 million currently in litigation (see note
15).

Receivables due from reinsurance represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. These amounts are presented in the balance sheets net of a net of a reserve for doubtful accounts of $15.9 million and $8.7 million at December 31, 2002 and 2001, respectively. During 2002 the Company increased its allowance for doubtful accounts by $7.2 million for amounts due from reinsurers related to run-off lines of business.

The carrying value of receivables due from insurers and receivables due from reinsurers approximate fair value.

Accrued retrospective premiums, included in receivables due from insureds, are based upon actuarial estimates of expected ultimate losses. Accrued retrospective premiums receivable were $28.1 million and $24.8 million at December 31, 2002 and 2001, respectively. Management believes that the estimate for accrued retrospective premium receivable is appropriate based upon contractual terms and is recoverable. While the eventual receivable may differ from the current estimate, management does not believe that this difference will have a material effect, either adversely or favorably, on the Company's financial position and results of operations.

Goodwill. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill related to acquisitions consummated after June 30, 2001 is not amortized. During the year ended December 31, 2001, the Company recorded goodwill of $75.0 million related to the acquisition of Front Royal. During 2002, the Company paid an additional $3.3 million to the former shareholders of record as final settlement for the buy out of Front Royal Inc. which increased goodwill accordingly (see note 19).

Goodwill of $27.1 million at December 31, 2002 and 2000, relates to Teledyne, Inc.'s acquisition of Argonaut Insurance Company in 1969, and is net of accumulated amortization of $42.5 million. Goodwill had been amortized on a straight-line basis over a 25-year period beginning October 1, 1986. Effective January 1, 2002, in accordance with SFAS No. 142, the Company no longer amortized goodwill into expense, resulting in a reduction of total expenses of $2.8 million per year.

The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002. As required by SFAS No. 142, the Company assigned goodwill assigned to its reporting units. As required by SFAS No. 142, the Company completed the transitional goodwill impairment test required by SFAS No. 142 in the second quarter of 2002 and determined that there was no indication of goodwill impairment. Additionally, the Company tested goodwill for impairment as of September 30, 2002 and determined that no impairment of goodwill was indicated. Annually, the Company will perform an impairment of goodwill test. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, require a write-down of goodwill for that reporting segment.

Had SFAS No. 142 been adopted the first day of 2000, net income (loss) as of December 31 would have been adjusted as follows:


(in millions, except per share amounts)                           2002            2001          2000
                                                              -------------   -------------  ------------
Net income (loss) as reported                                      $ (87.0)          $ 2.9       $ (83.3)
Add back: Goodwill amortization                                          -             2.8           2.8
                                                              -------------   -------------  ------------
Adjusted net income (loss)                                         $ (87.0)          $ 5.7       $ (80.5)
                                                              =============   =============  ============

Net income (loss) per common share - basic
As reported                                                        $ (4.04)         $ 0.13       $ (3.77)
Goodwill amortization                                                    -            0.13          0.12
                                                              -------------   -------------  ------------
Adjusted net income (loss) per common share - basic                $ (4.04)         $ 0.26       $ (3.65)
                                                              =============   =============  ============

Net income (loss) per common share - dilutive
As reported                                                        $ (4.04)         $ 0.13       $ (3.77)
Goodwill amortization                                                                 0.13          0.12
                                                              -------------   -------------  ------------
Adjusted net income (loss) per common share - dilutive             $ (4.04)         $ 0.26       $ (3.65)
                                                              =============   =============  ============

Premiums Earned. Premium revenue is recognized ratably over the policy period. Premiums that have yet to be earned are reported as unearned premiums on the balance sheet.

Deferred Acquisition Costs. Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred, when such policies are profitable, and amortized over the same period in which the related premiums are earned. Anticipated investment income is considered in determining whether a premium deficiency exists. The Company continually reviews the methods of making such estimates and establishing the deferred costs, and any adjustments are made in the accounting period in which the adjustment arose.

Reserves for Losses and Loss Adjustment Expenses. Liabilities for unpaid losses and loss adjustment expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of claim settlement expenses. Reinsurance recoverable on unpaid claims and claim expense represent estimates of the portion of such liabilities that will be recoverable from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid claims liabilities associated with the reinsurance policy.

Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. While management believes that amounts included in the accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations. Further, the nature of loss exposures involve significant variability due to the long tailed payments on claims related to asbestos and environmental coverages and workers' compensation coverages. As such, losses and loss adjustment expenses could vary significantly from the recorded amounts.

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally 3 to 40 years. The accumulated depreciation for property and equipment was $29.3 million and $31.0 million as of December 31, 2002 and 2001, respectively.

Stock-Based Compensation. The Company uses the intrinsic value method to account for stock-based compensation plans. Under the intrinsic value method, compensation expense is measured as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company discloses the pro forma effect of accounting for stock-based compensation under the fair value method prescribed in SFAS No. 123.

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

Reinsurance. In the normal course of business, the Company's insurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. Reinsurance receivables include claims paid by the Company and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining the reinsurance receivable for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine the Company's ability to cede unpaid losses and loss adjustment expenses under its existing reinsurance contracts. This method is continually reviewed and updated and any adjustments resulting there from are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for benefits and losses for which the Company's insurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 143 effective January 1, 2002. The adoption of this standard did not have a material impact on the consolidated results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company is re-organizing Argonaut Insurance Company (see note 3.) The transaction will be accounted for in accordance with SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Discloures." SFAS No. 148 establishes alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS No. 148 relating to pro forma reporting in December 2002. The Company has not made a determination regarding accounting for stock-based compensation on the fair value method, but does not anticipate a change in methodology to have a material impact on its consolidated financial position, results of operations or cash flows.

2.  Risk-Based Capital

The Company's insurance subsidiaries are subject to Risk-Based Capital ("RBC") under The Insurers Model Act. RBC is designed to measure the acceptable amount of capital an insurer should have based on the inherent specific risks of each insurer. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and which may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.

The RBC for The Insurers Model Act provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (1) Company Action Level Event, where the company is required to submit a corrective plan of action; (2) Regulatory Action Level Event, where the company's corrective plan of action must be approved by the state Insurance Commissioner, who may require an audit of the insurer's financial position; (3) Authorized Control Level Event, where the Insurance Commissioner is authorized to take actions it considers necessary to protect the best interests of the policyholders and creditors of the insurer; and (4) Mandatory Control Level Event, where the Insurance Commissioner is required to take actions it considers necessary to protect the best interests of the policyholders and creditors of the insurer. At December 31, 2002, Argonaut Insurance Company's RBC was within the Company Action Level Event. However, Argonaut Insurance Company requested from the California Department of Insurance permission to report a parcel of its real estate at its agreed upon sales price. The California Department of Insurance granted Argonaut Insurance Company the permitted practice. Without the permitted practice Argonaut Insurance Company's RBC would have been within the Regulatory Action Level Event, which would have required the Company's corrective action plan to be approved by the department of insurance. Without effective corrective action, Argonaut Insurance Company's statutory surplus could decline, and therefore be subject to increasing levels of regulatory control, including coming under the control of the California Department of Insurance. Additionally, any further decline of the statutory surplus may limit the growth opportunities of the insurance companies. Further deterioration of the statutory surplus may result in the downgrading of the insurance subsidiaries by the national rating agencies, potentially impacting the Company's ability to write new business and retain existing insureds.

The following factors contributed to the deterioration of RBC to the company action level during the past year: reserve increases for environmental and asbestos liabilities; declines in the fair value of the equity portfolio; high rate of premium growth; and losses in the specialty workers' compensation segment. Under the Company Action Level, Argonaut Insurance Company is required to submit to the California Department of Insurance a Comprehensive Plan of Action. The plan is to include an analysis of the conditions that contributed to Argonaut Insurance Company's RBC condition; proposals to increase the RBC ratio; provide projections of Argonaut Insurance Company's RBC with and without proposed corrective actions; and key assumptions underlying the proposals. The Company is currently in the process of drafting the detail plan for submission to the California Department of Insurance. Argonaut Insurance Company wholly owns all of the insurance subsidiaries within the Company. Due to the RBC of Argonaut Insurance Company other domiciliary states may require prior approval of: (a) dividends (b) intercompany transactions or (c) reinsurance agreements.

The State of California Department of Insurance is currently in the process of performing its normal triennial examination. The examination covers the years 1999 through 2002 and will incorporate all the insurance subsidiaries of the Company.


3.  Subsequent Events

Reorganization of Argonaut Insurance Company. Due to the sustained losses incurred by Argonaut Insurance Company over the past four years, the Company is in the process of establishing a plan to reorganize Argonaut Insurance Company. This reorganization will refocus Argonaut Insurance Company's efforts on casualty risk management business, which has been the core business of Argonaut Insurance Company since the early 1990's. The Company estimates incurring a restructuring charge of approximately $3.0 million in the first half of 2003 related to the restructuring, consisting primarily of severance and office closing expenses.

Sale of Real Estate. On March 20, 2003 a subsidiary of Argonaut Insurance Company, AGI Properties, Inc. sold a parcel of real estate in Torrance, California for approximately $24.0 million. AGI Properties received $4.5 million in cash and issued a note receivable for the remainder. The note is due November 30, 2004 and bears interest at 3.5% annually. The sale of this property resulted in a realized gain of approximately $20.0 million which was included in Argonaut Insurance Company's statutory surplus and RBC as of December 31, 2002 as permitted by the California Department of Insurance.

On March 31, 2003, AGI Properties, Inc., sold certain parcels of real estate for $40.0 million. AGI Properties, Inc. received $8.0 million in cash and issued notes receivable for the remaining $32.0 million. The notes receivable pay interest at LIBOR plus 400 basis points, are capped at 6% and are payable September 30, 2004. The result of the sales of certain real estate and the related realized gains is anticipated to increase in 2003 Argonaut Insurance Company's statutory surplus by approximately $32.0 million and correspondingly increased Argonaut Insurance Company's RBC.

Private Equity Placement. On March 31, 2003, the Company sold approximately 2.4 million shares of Series A Mandatory Convertible Preferred Stock. The preferred shares were sold through a private placement to a group of investors. The Company received gross proceeds of $29.4 million from HCC Insurance Holdings, Inc. as a result of this sale. The proceeds were used to increase the statutory surplus and RBC of Argonaut Insurance Company. The preferred shares are convertible at any time into common stock at the option of the holder at an initial conversion price of $12.00. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend rate is subject to certain adjustments based upon the Company's A.M. Best rating and Risk Based Capital level. The holders of the preferred shares will be entitled to vote on an as-converted basis on all matters submitted for the vote of the Argonaut Group common shareholders. Additionally, under the terms of the private placement, the Company has agreed not to pay dividends to common shareholders for a period of two years.

On March 31, 2003 the Company borrowed $18.0 million from HCC Insurance Holdings, Inc. The Company contributed $12.0 million of the borrowing to Argonaut Insurance Company, $5.0 million will be held in escrow for dividend payments related to the Series A Mandatory Convertible Preferred Stock, and $1.0 million will be held by the Company for general corporate purposes. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable at the Company's option at anytime. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issues additional shares of Series A Mandatory Convertible Preferred Stock.

Additionally, the Company has an agreement with an additional investor to participate in the issue of the Series A Mandatory Convertible Preferred Stock. The investor has committed to a $6.0 million investment. The proceeds from this investor are expected to be received on April 10, 2003. The proceeds from this sale will be used to prepay a portion of the debt discussed above.

Investment Portfolio. Argonaut Insurance Company also plans to reduce its equity holdings during the first six months of 2003. The proceeds of the sales will be reinvested in fixed maturities and mitigate fluctuations in statutory surplus as it relates to market price volatility.

4. Investments

Gains and losses on sales and calls of investments for the years ended December 31, were as follows:

(in millions)                                           2002            2001           2000
                                                     ------------   -------------   ------------
Fixed maturities                                          $ (1.2)         $ (1.7)        $ (0.6)
Equity securities                                           27.8            18.8           23.9
                                                     ------------   -------------   ------------
Realized investment gains                                 $ 26.6          $ 17.1         $ 23.3
                                                     ============   =============   ============

The amortized cost and fair value of investments as of December 31 were as follows:

(in millions)                                                          Gross           Gross
                                                      Amortized      Unrealized     Unrealized        Fair
2002                                                    Cost           Gains          Losses         Values
                                                     ------------   -------------   ------------   ------------
Fixed maturities
        U.S. Treasury securities                         $ 184.7          $ 13.7          $ 0.4        $ 198.0
        U.S. Government agencies                           292.1            10.7            0.2          302.6
        Obligations of states and political                                                                  -
        subdivisions                                        18.3             1.2            0.3           19.2
        Corporate securities                               234.7            14.9            1.6          248.0
        Mortgage backed securities                         118.5             6.9            1.5          123.9
        Foreign Government                                   0.9               -                           0.9
        Redeemable preferred stock                           1.5               -              -            1.5
                                                     ------------   -------------   ------------   ------------
Total fixed maturities                                   $ 850.7          $ 47.4          $ 4.0        $ 894.1
                                                     ------------   -------------   ------------   ------------
Equity securities
        Banks, trusts and insurance companies             $ 13.5          $ 12.9          $ 0.2         $ 26.2
        Industrial, miscellaneous and all other            135.7            84.4            9.2          210.9
                                                     ------------   -------------   ------------   ------------
Total equity securities                                  $ 149.2          $ 97.3          $ 9.4        $ 237.1
Other long term investments                                 10.8             0.1            0.9           10.0
Short term investments                                      40.1               -              -           40.1
                                                     ------------   -------------   ------------   ------------
Total invested assets                                  $ 1,050.8         $ 144.8         $ 14.3      $ 1,181.3
                                                     ============   =============   ============   ============

(in millions)                                                          Gross           Gross
                                                      Amortized      Unrealized     Unrealized        Fair
2001                                                    Cost           Gains          Losses         Values
                                                     ------------   -------------   ------------   ------------
Fixed maturities
        U.S. Treasury securities                         $ 177.4           $ 8.1            $ -        $ 185.5
        U.S. Government agencies                           244.3             4.8            0.9          248.2
        Obligations of states and political
        subdivisions                                        31.9             0.1            0.2           31.8
        Corporate securities                               213.5             2.2            1.9          213.8
        Mortgage backed securities                          96.8             0.5            0.4           96.9
        Foreign Government                                   2.0               -              -            2.0
        Redeemable preferred stock                           1.2               -              -            1.2
                                                     ------------   -------------   ------------   ------------
Total fixed maturities                                   $ 767.1          $ 15.7          $ 3.4        $ 779.4
                                                     ------------   -------------   ------------   ------------
Equity securities
        Banks, trusts and insurance companies             $ 16.8          $ 23.8          $ 0.1         $ 40.5
        Industrial, miscellaneous and all other            158.8           134.4            7.4          285.8
                                                     ------------   -------------   ------------   ------------
Total equity securities                                  $ 175.6         $ 158.2          $ 7.5        $ 326.3
Other long term investments                                  5.2               -            0.4            4.8
Short term investments                                      42.7               -              -           42.7
                                                     ------------   -------------   ------------   ------------
Total invested assets                                    $ 990.6         $ 173.9         $ 11.3      $ 1,153.2
                                                     ============   =============   ============   ============


The amortized cost and fair values of fixed maturity investments as of December 31, 2002, by contractual maturity, were as follows:

                                                                                     Amortized        Fair
(in millions)                                                                          Costs          Value
                                                                                    ------------   ------------
Due in one year or less                                                                    30.6           31.1
Due after one year through five years                                                     398.3          419.3
Due after five years through ten years                                                    233.6          246.3
Thereafter                                                                                 69.7           73.5
Mortgage-backed                                                                           118.5          123.9
                                                                                    ------------   ------------
Total                                                                                   $ 850.7        $ 894.1
                                                                                    ============   ============


The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31, were as follows:

(in millions)                                                   2002            2001           2000
                                                             ------------   -------------   ------------
Investment income:
Interest and dividends on fixed maturities                        $ 43.0          $ 39.3         $ 49.1
Dividends on equity securities                                       7.0             7.3           10.4
Interest on short-term investments                                   0.9             4.9            0.3
Other                                                                4.6             4.0            3.8
                                                             ------------   -------------   ------------
                                                                    55.5            55.5           63.6
Investment expenses                                                 (2.6)           (1.9)          (1.6)
                                                             ------------   -------------   ------------
Net investment income                                             $ 52.9          $ 53.6         $ 62.0
                                                             ============   =============   ============

Proceeds from sales of fixed maturity investments were $65.7 million, $280.0 million and $64.9 million in 2002, 2001 and 2000, respectively. Proceeds from sales of equity securities were $69.6 million, $78.5 million and $87.5 million in 2002, 2001 and 2000, respectively. The following table presents the Company's realized gains (losses) from investment sales:

(in millions)                                           2002            2001           2000
                                                     ------------   -------------   ------------
Realized gains
     Fixed maturities                                      $ 0.9           $ 4.6          $ 1.5
     Equity securities                                      38.0            26.9           24.9
                                                     ------------   -------------   ------------
          Gross realized gains                              38.9            31.5           26.4
Realized losses
     Fixed maturities                                       (2.1)           (6.3)          (2.1)
     Equity securities                                     (10.2)           (8.1)          (1.0)
                                                     ------------   -------------   ------------
          Gross realized losses                            (12.3)          (14.4)          (3.1)
Net realized gains
                                                     ------------   -------------   ------------
      from investment sales                               $ 26.6          $ 17.1         $ 23.3
                                                     ============   =============   ============


At December 31, 2002, the amortized cost and fair value of investments on deposit with various insurance regulatory agencies were $326.3 million and $368.9 million, respectively.

Additionally, U.S. Treasury Notes with an amortized cost of $1.8 million and fair value of $1.9 million were pledged as collateral for surety bonds which were issued to various states in lieu of depositing bonds. Investments with an amortized cost of $15.4 million and fair value of $16.1 million were pledged as collateral for various other reasons such as reinsurance.

5. Reinsurance

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company's maximum loss on catastrophes and large or unusually hazardous risks. The Company is liable for reinsurance ceded in the event its reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company's reserves for nonrecoverable reinsurance balances receivable on paid losses and incurred claims were $15.9 million and $8.7 million as of December 31, 2002 and 2001, respectively. Under certain of the reinsurance agreements, funds are held to secure performance of reinsurers in meeting their obligations. The amount of such funds was $223.5 million and $17.8 million at December 31, 2002 and 2001, respectively.

Since December 31, 2002, certain reinsurance carriers have been downgraded by rating agencies and filed with the Securities and Exchange Commission documentation regarding deteriorating financial condition. Amounts due from such reinsurers on paid claims and case reserves total $53.0 million, of which $42.0 million is due from one reinsurer. The Company cannot reasonably estimate the probability of the uncollectibility of these balances at this time. The Company will continue to monitor these reinsurers; however, as of December 31, 2002 the Company believes these reinsurers will honor their obligations to the Company. It is possible that future financial deterioration of such reinsurers could result in the uncollectibilty of certain balances and therefore impact the financial results of the Company.

Included in the 2002 reinsurance receivable balance of $470.1 million was $165.0 million of ceded loss reserves related to the adverse loss development reinsurance agreement (see discussion below.)

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets.

Losses and loss adjustment expenses of $334.6 million, $189.7 million and $247.6 million for the years ending December 31, 2002, 2001 and 2000, respectively, are net of amounts ceded to reinsurers of $122.4 million $53.3 million and $46.2 million, respectively.

While the Company is not in the business of assuming reinsurance risks, it is required to accept certain assigned risks and other legally mandated reinsurance obligations. However, in previous years, the Company actively assumed various forms of casualty reinsurance for which it continues to maintain reserves for losses and loss adjustment expenses (see note 17).

Premiums for the years ended December 31, were as follows:

(in millions)                                                    2002           2001            2000
                                                             -------------   ------------    ------------
Direct written premiums                                           $ 592.5        $ 263.2         $ 184.0
Reinsurance ceded to other companies                               (138.1)         (52.4)          (22.2)
Reinsurance assumed from other companies                             29.6            8.8             2.1
                                                             -------------   ------------    ------------
Net written premiums                                              $ 484.0        $ 219.6         $ 163.9
                                                             =============   ============    ============

Direct earned premiums                                            $ 483.9        $ 259.1         $ 142.8
Reinsurance ceded to other companies                               (133.2)         (44.0)          (19.4)
Reinsurance assumed from other companies                             27.7            6.8             1.2
                                                             -------------   ------------    ------------
Net earned premiums                                               $ 378.4        $ 221.9         $ 124.6
                                                             =============   ============    ============

Percentage of reinsurance assumed to net
earned premiums                                                      7.3%           3.1%            1.0%


The Company entered into a retroactive adverse loss development reinsurance agreement ("the agreement") with Inter-Ocean N.A. Reinsurance Company, Ltd. ("Inter-Ocean") effective December 31, 2002 for the workers' compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. The ceded losses for adverse development are calculated on a tiered structure and subject to certain limitations. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive. At December 31, 2002, the Company ceded $165 million of carried reserves. Related to those cessions, the Company also recorded $118.5 million as reinsurance funds withheld, $6.5 million as ceded reinsurance payable, and $40.0 million as deferred gain pursuant to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

The Company has $79.0 million of unused coverage under the Inter-Ocean agreement for future adverse development, if any, on workers' compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses.


6. Other Assets

Other assets at December 31 are comprised of the following:

(in millions)                                             2002           2001
                                                      -------------   ------------
Ceded unearned premiums                                     $ 30.6         $ 17.8
Furniture, fixtures and equipment, net                        17.9           10.7
Agency                                                         6.1              -
Prepaid pension asset                                          4.1            3.7
Capital lease                                                  1.3            1.4
Other                                                          5.1            2.7
                                                      -------------   ------------
Total other assets                                          $ 65.1         $ 36.3
                                                      =============   ============



7.  Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses for the years ended December 31, 2002, 2001 and 2000.

(in millions)                                                           2002            2001           2000
                                                                   ------------   -------------   ------------
Net beginning of the year                                              $ 929.6         $ 757.6        $ 706.5
Add:
Net reserves from acquired companies                                         -           197.2              -
Net reserves ceded - retroactive reinsurance contract                   (165.0)              -              -
Losses and LAE incurred during current calendar
year, net of reinsurance:
Current accident year                                                    272.6           172.5          122.6
Prior accident years                                                      62.0            17.2          125.0
                                                                   ------------   -------------   ------------
Losses and LAE acquired and incurred during
calendar year, net of reinsurance                                        169.6           386.9          247.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year                                                     60.8            46.6           39.7
Prior accident years                                                     200.2           168.3          156.8
                                                                   ------------   -------------   ------------
Losses and LAE payments made during current
calendar year, net of reinsurance                                        261.0           214.9          196.5
Net reserves -- end of period                                            838.2           929.6          757.6
Add:
Reinsurance recoverable on unpaid losses and
LAE, end of period                                                       443.4           218.2          173.1
                                                                   ------------   -------------   ------------

Gross reserves -- end of period                                      $ 1,281.6       $ 1,147.8        $ 930.7
                                                                   ============   =============   ============


Reserves for losses and loss adjustment expenses represent the estimated indemnity cost and related adjustment expenses necessary to investigate and settle claims. Such estimates are based upon individual case estimates for reported claims, estimates from ceding companies for reinsurance assumed, and actuarial estimates for losses which have been incurred but not yet reported to the insurer. Any change in probable ultimate liabilities is reflected in current operating results.

Adverse development during 2002 was primarily the result of strengthening reserves for run-off lines of $59.8 million (see note 17.) Adverse loss development incurred in 2000 was the result of reserve strengthening attributable to California workers' compensation business written prior to 2000.

In the opinion of management, the Company's reserves represent the best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties mentioned above and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. Pension-type reserves do not include medical loss reserves or loss adjustment expense reserves. Argonaut Insurance Company discounted certain workers' compensation pension-type reserves using a maximum interest rate of 3.5% in 2002 and 2001. The amount of unamortized discount was $34.0 million at December 31, 2002 and $35.5 million at December 31, 2001. Rockwood discounted certain workers' compensation pension-type reserves using a maximum interest rate of 4.0%. The amount of unamortized discount was $11.4 million at December 31, 2002 and $10.4 million at December 31, 2001.

8. Income Taxes

The Company's income tax provision includes the following components:

(in millions)                                                     2002           2001           2000
                                                              -------------   ------------   ------------
Current tax provision (benefit) related to:
    Current tax provision                                           $ (3.5)         $ 1.1          $ 1.0
Deferred tax provision (benefit) related to:
Future tax deductions                                                (10.3)         (11.7)         (12.8)
Net operating loss carryforward                                        7.8           11.8          (34.1)
Deferred alternative minimum tax provision                               -           (0.8)             -
    Valuation allowance change                                        71.9              -              -
                                                              -------------   ------------   ------------
Income tax provision (benefit)                                      $ 65.9          $ 0.4        $ (45.9)
                                                              =============   ============   ============


A reconciliation of the Company's income tax provision or benefit to the provision or benefit which would have resulted if the tax had been computed at the statutory rate is as follows:

(in millions)                                                     2002           2001           2000
                                                              -------------   ------------   ------------
Income tax provision (benefit) at statutory rates (35%)             $ (7.4)         $ 1.2        $ (45.2)
Tax effect of:
Tax exempt interest                                                   (0.3)          (0.6)          (0.2)
Dividends received deduction                                          (1.2)          (1.5)          (2.2)
Valuation allowance change                                            71.9              -              -
Other permanent adjustments, net                                       2.9            1.3            1.7
                                                              -------------   ------------   ------------
Income tax provision (benefit)                                      $ 65.9          $ 0.4        $ (45.9)
                                                              =============   ============   ============

Deferred taxes arise from temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Net deferred tax assets at December 31, 2002, 2001 and 2000 result from the tax-effected temporary differences shown in the following table. Tax benefits of $11.2 million, $12.6 million and a tax provision of $1.5 million relating to changes in the unrealized gains on available-for-sale investment securities were recorded directly to shareholders' equity. Net deferred tax assets of $9.0 million were recorded in connection with the acquisition of Front Royal, Inc. as of August 31, 2001.

(in millions)                                                     2002           2001           2000
                                                              -------------   ------------   ------------
Deferred liability on unrealized gains
Unrealized gains                                                   $ (45.7)       $ (56.9)       $ (69.5)
Deferred tax assets:
Reserve discounting                                                   48.4           52.5           44.6
Alternative minimum tax                                                4.1           13.0           12.2
Net operating loss carryforward                                       66.0           63.3           68.9
Other, net                                                            19.1            6.2           (0.4)
                                                              -------------   ------------   ------------
Deferred tax asset, gross                                            137.6          135.0          125.3
    Valuation allowance                                              (71.9)            -              -
                                                              -------------   ------------   ------------
                                                                    $ 20.0         $ 78.1         $ 55.8
                                                              =============   ============   ============

Realization of deferred tax assets is dependent upon the Company's generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. Due to the cumulative loss position of the Company over the past three years, management established a valuation allowance of $71.9 million against the deferred tax asset. Though the Company believes the deferred tax asset will be fully utilized through future net income, the valuation allowance was established based on the Company's interpretation of SFAS No. 109, particularly due to the cumulative loss position noted above and SFAS No. 109's guidance related to the facts and circumstances in such a situation. The Company has a regular federal tax net operating loss carryforward of $2.1 million to expire in 2009, $28.4 million to expire in 2012, $44.8 million to expire in 2019, and $113.2 million to expire in 2020. The alternative minimum tax assets do not expire.

9. Shareholders' Equity

The Company is authorized to issue 5,000,000 shares of $0.10 par value preferred stock. No preferred shares were issued or outstanding at December 31, 2002 and 2001.

During 2001 and 2000, the Company retired 201,500 and 601,800 shares of its common stock, respectively, at prevailing market prices. No shares were retired during 2002. The Company also retired 1,064, 147 and 1,083 shares, during 2002, 2001 and 2000, respectively, that were acquired through exercise of employee stock options, or from forfeited non-vested shares from the employee stock purchase plan.

The Company's insurance subsidiaries are regulated by the various states in which they do business and prepare their financial statements in accordance with statutory accounting principles. The amount of statutory net income and surplus (shareholders' equity) for the insurance subsidiaries for the years ended December 31, was as follows:

(in millions)                    2002           2001           2000
                             -------------   ------------   ------------
Net income (loss)                  $ (4.4)        $ 18.1       $ (120.3)
Surplus                           $ 258.0        $ 269.2        $ 360.6


Various state insurance laws restrict the amount that may be transferred to Argonaut Group, Inc. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the Company's net equity which results from the difference between statutory insurance practices and generally accepted accounting principles would not be available for dividends. During 2002, dividends of $11.5 million were paid to the Company by Argonaut Insurance Company and did not require the approval of regulatory authorities. Argonaut Insurance Company is the immediate subsidiary of the Company and is regulated by the California Insurance Code. Under California Insurance Regulations, Argonaut Insurance Company is permitted to pay dividends in 2003 up to $25.8 million to Argonaut Group. However, due to Argonaut Insurance Company's risk-based capital ratio at December 31, 2002 (see note 2), future dividends paid to the Company from Argonaut Insurance Company may require prior approval from the California Department of Insurance.

10. Earning Per Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the years ended December 31:

(dollars in millions, except per share amounts)              2002               2001               2000
                                                       ----------------   ----------------   ----------------
Net income (loss)                                              $ (87.0)             $ 2.9            $ (83.3)
                                                       ================   ================   ================

Weighted average shares-basic                               21,570,306         21,610,931         22,069,662
Effect of dilutive securities:
Stock options                                                        -              9,303                  -
                                                       ----------------   ----------------   ----------------
Weighted average shares-diluted                             21,570,306         21,620,234         22,069,662
                                                       ================   ================   ================

Net income (loss) per common share-basic                       $ (4.04)            $ 0.13            $ (3.77)
Net income (loss) per common share-diluted                     $ (4.04)            $ 0.13            $ (3.77)

In 2001, options to purchase 1,319,950 shares of common stock at a price ranging from $17.31 to $35.50 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in 2003 through 2012. For years 2002 and 2000 the options do not appear because the net loss would cause their effect to be antidilutive.

11. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition, and insurance expenses for the years ended December 31, were as follows:

(in millions)                                                           2002           2001            2000
                                                                     ------------   ------------   -------------
Commissions                                                               $ 68.6         $ 23.9          $ 14.1
General expenses                                                            86.7           63.3            61.2
State assessments                                                            9.0            5.8             6.4
Taxes, licenses and bureau fees                                             12.5            8.6             6.7
                                                                     ------------   ------------   -------------
                                                                           176.8          101.6            88.4
Amortization (deferral) of policy acquisition costs                        (32.4)          (2.0)            3.1
                                                                     ------------   ------------   -------------
Total underwriting, acquisition and insurance expenses                   $ 144.4         $ 99.6          $ 91.5
                                                                     ============   ============   =============

12.  Pension Benefits

The Company sponsors a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan.

The following table sets forth the change in benefit obligation, change in plan assets, weighted-average assumptions and components of net periodic benefit cost as of December 31 with respect to the qualified and non-qualified defined benefit pension plans.

(in millions)                                                                        2002           2001
                                                                                  ------------   ------------
Change in benefit obligation
Projected benefit obligation at beginning of year                                      $ 30.2         $ 28.3
Service cost                                                                              1.3            1.3
Interest cost                                                                             2.2            2.1
Actuarial (gain) loss                                                                     2.1            0.8
Benefits paid                                                                            (2.6)          (2.3)
                                                                                  ------------   ------------
Projected benefit obligation at end of year                                            $ 33.2         $ 30.2
                                                                                  ============   ============


(in millions)                                                                        2002           2001
                                                                                  ------------   ------------
Change in plan assets
Fair value of plan assets at beginning of year                                         $ 36.8         $ 33.2
Actual return on plan assets                                                              0.3            3.5
Employer contributions                                                                    1.6            2.4
Benefits paid                                                                            (2.7)          (2.3)
                                                                                  ------------   ------------
Fair value of plan assets at end of year                                               $ 36.0         $ 36.8
                                                                                  ============   ============

Funded status                                                                           $ 2.8          $ 6.6
Unrecognized actuarial loss                                                              (0.8)          (5.2)
Unrecognized prior service costs                                                          0.9            1.1
Unrecognized net transition obligation                                                   (0.1)          (0.2)
                                                                                  ------------   ------------
Net amount recognized                                                                   $ 2.8          $ 2.3
                                                                                  ============   ============

Amounts recognized in the balance sheet consist of:

(in millions)                                                                        2002           2001
                                                                                  ------------   ------------
Prepaid benefit costs                                                                   $ 4.3          $ 3.7
Accrued benefit liability                                                                (2.0)          (1.9)
Intangible asset                                                                          0.5            0.5
                                                                                  ------------   ------------
Net amount recognized                                                                   $ 2.8          $ 2.3
                                                                                  ============   ============

Assumption as of December 31                                                         2002           2001
                                                                                  ------------   ------------
Weighted average discount rate                                                          6.75%          7.50%
Long term rate of return on plan assets                                                  6.0%           6.0%
Expected rate of increase in future compensation levels                                  4.0%           4.5%


(in millions)                                                         2002           2001           2000
                                                                  -------------   ------------   ------------
Components of net periodic benefit costs
Service cost                                                             $ 1.3          $ 1.3          $ 1.2
Interest cost                                                              2.1            2.1            2.0
Expected return on plan assets                                            (2.2)          (2.0)          (1.8)
Amortization of:
Transition asset                                                             -              -           (0.1)
Prior service costs                                                        0.1            0.1            0.2
(Gain) loss                                                               (0.3)          (0.2)          (0.3)
                                                                  -------------   ------------   ------------
Total                                                                     (0.2)          (0.1)          (0.2)
                                                                  -------------   ------------   ------------
Net periodic benefit cost                                                $ 1.0          $ 1.3          $ 1.2
                                                                  =============   ============   ============

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit pension plan with accumulated benefit obligations in excess of plan assets were $2.2 million, $2.0 million and $0 respectively, as of December 31, 2002, and $2.1 million, $1.9 million and $0, respectively, as of December 31, 2001.

Substantially all employees of the Company are eligible to participate in employee savings plans. Under these plans, a percentage of an employee's pay may be contributed to various savings alternatives including, under one plan, investment in the Company's common stock. The plans call for the Company to match the employee's contribution under various formulae. Charges to income related to such Company matching were $0.8 million in 2002, $0.6 million in 2001, and $0.5 million in 2000.

13.  Stock Based Compensation Plans

In April 2002, the shareholders approved the 2002 Amended and Restated Stock Incentive Plan, which amended the 1986 Stock Option Plan. Under the Stock Incentive Plan, an aggregate 4.5 million shares of Argonaut Group, Inc. common stock may be issued to key employees. The options may be incentive stock options or nonqualified stock options. If incentive options are granted, the exercise price of the options will be the fair market value of the shares on the date that the option is granted. During 2002, options to purchase 709,000 shares of common stock were issued, of which 125,000 were granted at an exercise price which was below the fair market value of the shares on the date of grant.

The Stock Incentive Plan allows for up to 500,000 shares to be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to three years, subject to continued employment. The stock is not issued until the vesting requirements are met, thus the stock does not carry any voting or dividend rights. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the vesting period. As of December 31, 2002, 99,200 shares are outstanding net of forfeitures of 11,900 shares. Compensation expense of $0.6 million was recognized in 2002.

In April 2000, the Board of Directors of the Company adopted the Non-Employee Director Stock Option Plan. The Non-Employee Director Plan provides for the issuance of options to purchase common stock to directors of the Company who are not employees. The Company may issue up to 150,000 shares of common stock upon exercise of options issued under the Non-Employee Director Plan. The options issued under the Non-Employee Director Plan are not "incentive stock options". All options will have an exercise price equal to the fair market value as of the date of grant.

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has not changed its method of accounting for stock options but has provided the additional required disclosures in the tables below.

At December 31, 2002, under the Stock Incentive Plan, 1,795,630 shares were available for future grant, including up to 400,800 available as non-vested shares. The options are fully vested after 4 years and expire on the 11-year anniversary of the grant. The shareholders have approved all employee stock compensation plans.

At December 31, 2002, under the Non-Employee Director Plan, 87,000 shares were available for future grant. The options are fully vested after 1 year and expire after 10 years. The shareholders approved the Non-Employee Directors Plan at the 2000 annual meeting.

A summary of the status of the Company's stock option plans at December 31, 2002, 2001 and 2000 is presented in the table below.

                                       2002                            2001                           2000
                                    ------------------------------  -----------------------------  -----------------------------
                                    --------------------------------------------------------------------------------------------
                                                        Weighted-Average               Weighted-Average          Weighted-Average
                                      Shares      Exercise Price      Shares     Exercise Price      Shares      Exercise Price
                                    ------------  ----------------  ------------ ----------------  ------------  ---------------
                                    ------------  ----------------  ------------ ----------------  ------------  ---------------

Outstanding at beginning of the year   1,810,450       $21.34          1,423,990      $23.89            853,390       $28.62
Granted                                 730,000        21.03            628,500       16.85            672,800       18.36
Exercised                               (23,450)       18.04                 -          -                   -           -
Canceled                               (545,800)       24.47           (242,040)      24.70           (102,200)      26.93
                                    ------------                    ------------                   ------------
 Outstanding at end of the year         1,971,200        20.40          1,810,450       21.34          1,423,990       23.89
                                    ============                    ============                   ============

Exercisable at end of year              664,800        22.17            694,605       26.68            634,503       28.56
Weighted-average fair value of
options granted during the year                        $5.97                          $2.20                          $1.86


Exercise prices for options outstanding as of December 31, 2002 ranged from $15.70 to $35.50. The following table provides certain information with respect to stock options outstanding at December 31, 2002:


                                   Weighted     Weighted Average
    Range of       Stock Options    Average       Remaining
Exercise Prices     Outstanding   Exercise Price Contractual Life
-----------------  -------------- -----------------------------

$15.70 to 19.50        1,210,800      $ 17.74        9.1
$20.68 to 29.25          632,350        23.22        9.4
$30.00 to 35.50          128,250        31.64        4.4
                   --------------
                       1,971,400
                   ==============

The following table provides certain information with respect to stock options exercisable at December 31, 2002:

                                    Weighted
    Range of       Stock Options    Average
Exercise Prices     Exercisable   Exercise Price
-----------------  -------------- ------------
$15.70 to 19.50          405,400      $ 17.85
$20.68 to 29.25          131,350        26.28
$30.00 to 35.50          128,050        31.64
                   --------------
                         664,800
                   ==============


Had compensation cost of both plans been determined in accordance with SFAS No. 123, net income (loss) per common share would have been as shown in the following table:

(in millions, except per share amounts)                        2002          2001           2000
                                                           -------------  ------------  -------------
Net income (loss), as reported                                  $ (87.0)        $ 2.9        $ (83.3)
Deduct: Total stock-based employee
     compensation determined under fair
     value based methods for all awards, net of tax                (0.4)         (0.3)          (0.3)
                                                           -------------  ------------  -------------
                                                           -------------  ------------  -------------
Pro forma net income (loss)                                     $ (87.4)        $ 2.6        $ (83.6)
                                                           =============  ============  =============

Earnings per share
     Basic - as reported                                        $ (4.04)       $ 0.13        $ (3.77)
     Basic - pro forma                                          $ (4.05)       $ 0.12        $ (3.79)

     Diluted - as reported                                      $ (4.04)       $ 0.13        $ (3.77)
     Diluted - pro forma                                        $ (4.05)       $ 0.12        $ (3.79)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average:

Assumptions                             2002               2001               2000
                                  -----------------  -----------------  -----------------
Risk-free rate of return          3.06% to 4.71%     3.66% to 5.06%     5.32% to 6.67%
Expected dividend yields                     3.19%              7.92%              9.51%
Expected option life (years)                  6.07               6.21               6.21
Expected volatility                         33.26%             29.40%             25.57%


14.  Segment Information

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. Additionally, the Company no longer underwrites certain coverages and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment's insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. The segments are evaluated based on their net pre-tax operating results. Net pre-tax operating income (loss) represents net earned premiums plus investment income less operating expenses for each segment, and excludes general corporate expenses and other income and expenses of a general nature. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets are not assigned to run-off lines.

There are no major customers from whom the Company derives 10% or more of its revenue. The Company does not engage in foreign operations.

Revenues, income before taxes and identifiable assets of each reporting segment for the years ended December 31 were as follows:

(in millions)                                                  2002            2001           2000
                                                            ------------   -------------  -------------
Revenues:
Earned premiums
       Excess & surplus lines                                   $ 152.3          $ 36.8            $ -
       Specialty commercial                                       105.4            54.5           29.8
       Specialty workers' compensation                            109.2           126.5           94.6
       Public entity                                               11.5             4.1            0.2
       Run-off lines                                                  -                              -
                                                            ------------   -------------  -------------
Total earned premiums                                             378.4           221.9          124.6
Net investment income
       Excess & surplus lines                                      10.4             3.3              -
       Specialty commercial                                        10.2             6.7            5.6
       Specialty workers' compensation                             31.4            42.6           56.0
       Public entity                                                0.6             0.2              -
       Run-off lines                                                  -               -              -
       Corporate & other                                            0.3             0.8            0.4
                                                            ------------   -------------  -------------
Total net investment income                                        52.9            53.6           62.0
Realized investment gains, net                                     26.6            17.1           23.3
                                                            ------------   -------------  -------------
Total revenue                                                   $ 457.9         $ 292.6        $ 209.9
                                                            ============   =============  =============
Income (loss) before income tax Segment income (loss):
       Excess & surplus lines                                    $ 18.5           $ 5.5            $ -
       Specialty commercial                                        10.5             5.0           (6.6)
       Specialty workers' compensation                             (6.0)          (14.5)        (128.5)
       Public entity                                                0.3             0.1           (0.3)
       Run-off lines                                              (67.8)              -          (11.9)
                                                            ------------   -------------  -------------
                                                                  (44.5)           (3.9)        (147.3)
Corporate and other income (loss)                                  (3.2)           (9.9)          (5.2)
Realized investment gains, net                                     26.6            17.1           23.3
                                                            ------------   -------------  -------------
Total income (loss) before income tax                           $ (21.1)          $ 3.3       $ (129.2)
                                                            ============   =============  =============


The following table represents identifiable assets as of December 31, 2002 and 2001:

(in millions)                                             2002           2001
                                                      -------------   ------------
Excess & surplus lines                                     $ 498.6        $ 350.9
Specialty commercial                                         351.3          312.7
Specialty workers' compensation                            1,324.5        1,156.1
Public entity                                                 33.4           15.9
Run-off lines                                                    -              -
Corporate & other                                              1.1           27.7
                                                      -------------   ------------
Total                                                     $2,208.9       $1,863.3
                                                      =============   ============

Included in identifiable assets as of December 31, 2002 was allocated goodwill $48.5 million for the excess and surplus line segment, $29.8 million for the specialty commercial segment and $27.1 million for the specialty workers' compensation segment. Allocated goodwill as of December 31, 2001 was $46.6 million for the excess and surplus lines segment, $28.4 million for the specialty commercial segment and $27.1 million for the specialty workers' compensation segment.


15. Commitments and Contingencies

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

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses, and intends to vigorously contest these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. Reimbursement is being sought on claims because the amounts paid were within the MTA's deductible limits or above the MTA's policy limits and therefore due either from the MTA or excess reinsurers under the terms of the policy issued. In the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for all such amounts on a regular basis in the ordinary course of business. The Company currently carries a receivable on its financial statements in the amount of approximately $48.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy. Management has consulted with its attorneys regarding the merits of the Company's claim and based on these discussions believe the $48.6 million owed to Argonaut Insurance Company to be a valid claim. Further, management believes the MTA has the financial wherewithall to pay the Company's claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

The trial judge for the MTA litigation has ordered that the first stage of this case be tried during the third quarter of 2003 before a three-judge panel instead of jury by agreement of the parties. That trial will primarily consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due to it from the MTA. To date the Court has ruled on five motions for summary adjudication relating to the recoverability of the receivable and the number of occurrences at issue between the parties. In each instance the Court has adopted the position asserted by Argonaut Insurance Company. The Company is unable to estimate the range of any potential loss or recovery.

Voluntary Market Premium Litigation. Argonaut Insurance Company was sued in sixteen lawsuits brought on behalf of alleged classes of purchasers of retrospectively rated workers' compensation insurance, alleging that the defendants, including other compensation insurers, charged the purported class unlawful premiums. Plaintiffs have threatened to bring similar claims against Argonaut Insurance Company in several other states, but to date have not. Of the original sixteen suits filed, all but four have either been dismissed or judgment entered for defendant at the trial court level, although some rulings are subject to appeal or further review. Two of the remaining five have been determined no longer material, with all but one count having been dismissed and class certification denied, and one case has been dormant for over two years. The remaining case has been acted on through appeal to Federal Fifth Circuit Court, which reversed the trial court's ruling approving class certification. Argonaut Insurance Company intends to vigorously defend these lawsuits and has been successful in having a number of them dismissed or stayed. Management is unable to determine the potential financial impact of lawsuits which remain pending.

Diamond Woodworks vs. Argonaut Insurance Company. Filed in the Superior Court of Orange County, California, this case arose out of Argonaut Insurance Company's alleged mishandling of a workers' compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14.0 million in punitive damages against the Argonaut Insurance Company, which verdict was subsequently confirmed by the Court. Argonaut Insurance Company filed post judgment motions and the judgment for punitive damages was reduced to $5.5 million. Argonaut Insurance Company is pursuing an appeal of the adverse final judgment, and has posted a surety bond for the judgment pending appeal. The Company has recorded its best estimate of loss related to this case.

Princeville Hotel v. Argonaut Insurance Company The underlying case alleges wrongful denial of a property damage claim originally made in 1991 by the Princeville Hotel in Hawaii regarding installation of a new roof for that facility. Additional claims have also been brought for failure to provide a defense to two contractors listed as additional insureds on the policy. Although all indemnity and defense obligations arising under the policy in connection with the underlying claim have been resolved and accrued for by the Company in prior periods, claims for extra-contractual damages, including punitive damages, have been brought by the additional insureds or their assigns and are still pending. The Company is unable, with any degree of certainty, to estimate the range of any potential loss, or whether such an outcome is probable or remote, in light of ongoing discovery conducted in the case its investigation of the matter conducted thus far, but notes that punitive damages in a case of this nature could be material to the results of the Company, if awarded by a jury.

Lila Mitchell, et al. v. Argonaut Insurance Company, et al. On October 7, 2002, an action was filed in the Superior Court of Alameda County, California, Case No. 2002067900 by Western MacArthur Company, MacArthur Company, Western Asbestos Company and certain other individual claimants against Argonaut Insurance Company ("Argonaut"), The Home Insurance Company and The Hartford Accident & Indemnity Company. This case seeks coverage for claims already at issue in the previously filed action entitled Western MacArthur Company and MacArthur Company
v. United States Fidelity & Guaranty Co., The Saint Paul Companies, Inc., St. Paul Fire & Marine Ins. Co., and Argonaut Insurance Company, Alameda Superior Court Case No. 721595-7 seeking adjudication of the same issues as presented in that action. Argonaut's sole nexus to these suits is nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960s and 70's. Management estimates that approximately 1% of the claimants in the purported class action suits against Western MacArthur were associated in any way with the job sites covered by the Argonaut policies. Argonaut has in the ordinary course of business set up reserves in connection with these claims in prior years. Based on the above circumstances, management's evaluation of Argonaut's exposure to the Western MacArthur litigation remains unchanged and no adjustments to the existing reserves are planned based on any of the recent events in this series of lawsuits.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

16.  Leases

Rockwood has entered into a fifteen-year capital lease agreement for its home office building with an affiliate of one of its former owners. Under the terms of this lease, Rockwood has the option to purchase the property at any time during the lease for a scheduled price equal to all of the remaining fixed payments discounted at 8.5%, including a required payment of $2.5 million at the end of the lease term. If Rockwood fails to exercise such option, the lessor may require Rockwood to purchase the property for $2.5 million at the conclusion of the lease. For financial reporting purposes, the lease has been recorded in other liabilities at its present value using a discount rate of 8.5%. The future minimum rental payments required under this lease are as follows.

(in millions)             Amount Due
    2003                        $ 0.7
    2004                          0.7
    2005                          0.7
    2006                          0.7
    2007                          0.7
Thereafter                        5.3
                          ------------
Total                           $ 8.8
                          ============

The Company leases additional office space under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2002, future minimum payments under non-cancelable operating leases are as follows.

(in millions)             Amount Due
         2003                   $ 4.5
         2004                     3.5
         2005                     3.0
         2006                     1.3
         2007                     0.6
Thereafter                        1.6
                          ------------
Total                          $ 14.5
                          ============



17. Run-off Lines

The Company has discontinued active underwriting of certain lines of business, including general liability, assumed reinsurance and medical malpractice. Included in the reinsurance assumed and general liability are exposures to claims for asbestos and environmental liabilities. The Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims.

The following table presents the Company's reserves for run-off lines as of December 31:

    (in millions)                         2002           2001
                                     ------------  -------------
Run-off lines:
    Reinsurance assumed                  $ 173.9        $ 158.4
    Other liability                        100.4           47.4
    Medical malpractice                     18.3           18.6
                                     ------------   ------------
                                           292.6          224.4
Continuing lines                           989.0          923.4
                                     ------------   ------------
Total reserves                         $ 1,281.6      $ 1,147.8
                                     ============   ============

The following table presents the Company's net underwriting loss from run-off lines for the three years ended December 31:

(in millions)                           2002           2001          2000
Run-off lines:
    Reinsurance assumed                  $ (28.8)         $ 4.9        $ (8.3)
    Other liability                        (38.8)          (9.5)         (3.1)
    Medical malpractice                     (0.2)           4.6          (0.5)
                                     ------------   ------------  ------------
                                           (67.8)             -         (11.9)
Continuing lines                           (29.3)         (56.7)       (197.1)
                                     ------------   ------------  ------------
Underwriting loss                          (97.1)         (56.7)       (209.0)
Corporate and other expenses                (3.5)         (10.8)         (5.6)
                                     ------------   ------------  ------------
Total underwriting loss                 $ (100.6)       $ (67.5)     $ (214.6)
                                     ============   ============  ============

The Company has received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970's and into the mid 1980's. Environmental and asbestos claims have originated from polices directly written by the company and from reinsurance assumed during this period, including a portion assumed from the London market. Polices written under the direct segment did not include coverages for Fortune 500 companies, which industry analysts believe the bulk of the exposures exist. For the assumed business, the majority of the Company's exposure is for the second and third wave of asbestos claims, which is assumed to be lower than the primary company's exposure. The following table represents the total reserves for the Company's asbestos exposure as of December 31:


(in millions)                                            2002          2001           2000
                                                     -------------  ------------   ------------
Direct written
Case reserves                                              $ 15.9        $ 16.2         $ 20.6
ULAE                                                          4.3           1.5            1.2
IBNR                                                         70.4           8.3            2.9
                                                     -------------  ------------   ------------
Total direct written reserves                                90.6          26.0           24.7
Assumed domestic
Case reserves                                              $ 28.8        $ 25.3         $ 24.9
ULAE                                                          3.2           4.0            4.3
IBNR                                                         43.5          31.2           33.7
                                                     -------------  ------------   ------------
Total assumed domestic reserves                              75.5          60.5           62.9
Assumed London
Case reserves                                                13.0          12.1           11.1
ULAE                                                          1.4           1.1            1.1
IBNR                                                         19.3           6.4            6.4
                                                     -------------  ------------   ------------
Total assumed London reserves                                33.7          19.6           18.6
                                                     -------------  ------------   ------------
Total asbestos reserves                                   $ 199.8       $ 106.1        $ 106.2
                                                     =============  ============   ============


Beginning in 1986, standard liability policies contained an express exclusion for asbestos and environmental related damage. During 2002, management identified a limited number of claims associated with certain general liability policies issued through one office from 1985 to the early 1990's which did not exclude absolute asbestos coverage. Management has conducted extensive analysis on the policy files and believes this is an isolated incident involving one field office over a specified period of time. In the third quarter of 2002, the Company strengthened its asbestos reserves by $7.0 million related to claims under such policies.

Reserves for environmental and asbestos claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the environmental and asbestos reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations, and the judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the environmental and asbestos liabilities. The Company uses a variety of estimation methods to calculated reserves as a whole; however, reserves for environmental and asbestos claims were determined based on the reported year method. This method relies most heavily on the Company's historical claims and severity information. Other methods rely more heavily on industry information. Further, the Company engages an outside consulting actuary to perform semi-annual analysis on the Company's exposure to run-off lines.

During 2002, the Company reached settlements with 23 policyholders for amounts that totaled approximately $8.3 million. No settlements were pending as of December 31, 2002. The Company continues to actively pursue settlements where the facts of the claims warrant this course of action.

Case reserves and expense reserves for costs have been established where sufficient information has been developed to indicate the involvement of a specified insurance policy. Additionally, incurred but not reported reserves have been established to cover additional exposures on both known and unasserted claims. The following table details out paid losses and loss reserves for environmental and asbestos claims as of December 31, 2002:

                                                                                  Percent of total
(in millions, except number       Number of       Total paid                      environmental and
of policyholders)               policyholders     claims (1)    Reserves (1)     asbestos reserves
Direct business                            296         $ 4.3           $ 15.5           8.7%
Assumed - domestic                          89           7.3             41.7          23.4%
Assumed - London                           370           2.2             19.0          10.7%
                               ----------------   -----------   --------------  ---------------------
                                                        13.8             76.2          42.7%

Unallocated IBNR                                                        102.1          57.3%
                                                  -----------   --------------  ---------------------

Total                                      755        $ 13.8          $ 178.3          100.0%
                                                  ===========   ==============  =====================

(1) net of reinsuance ceded

Based on internal and external studies of its exposures in the run-off lines, the Company strengthened its reserves by $52.8 million in the fourth quarter of 2002 resulting in a charge to earnings of the same amount. Management uses various actuarial methods to determine the potential range of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $146.7 million to $329.7 million. As discussed in note 5, the Company has ceded $40.0 million of the increase in these reserves to the adverse development cover. The ceding of the reserve strengthening to the adverse development coverage had no impact on earnings. After considering the reserve strengthening in the fourth quarter of 2002, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

18. Permitted Statutory Accounting Practices

The Company's insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance departments of the state in which they are domiciled. Effective January 1, 2001, the insurance subsidiaries were required to prepare their statutory based financial statements in accordance with the National Association of Insurance Commissioners' Accounting Practices and Procedures ("NAIC SAP") subject to any deviations prescribed or permitted by the insurance department of their state of domicile. Statutory accounting changes adopted to conform to the provisions of NAIC SAP are reported as a cumulative effect to unassigned surplus in the period of the change. As a result of the changes in accounting principles adopted to conform to the provisions of NAIC SAP, the Company recorded an increase in unassigned surplus of $24.6 million in 2001, primarily attributable to the recording of a deferred tax asset.


Permitted statutory accounting practices encompass all accounting practices not so prescribed but which the appropriate regulatory agency has allowed in practice. In 2002, Argonaut Insurance Company received a permitted practices letter from the California Department of Insurance allowing a parcel of property that sold on March 21, 2003 to be recorded at the contracted sales price as of December 31, 2002. This permitted practice increased statutory surplus by approximately $23.0 million. No other permitted practices are currently applied by the insurance subsidiaries.

19. Acquisition

On August 23, 2001, pursuant to an Agreement and Plan of Merger, and Assignment and Assumption Agreement (the "Agreement") dated May 7, 2001 and August 15, 2001 respectively, the Company acquired all of the outstanding stock of Front Royal. Front Royal operates specialty niche insurance underwriters with particular expertise in excess and surplus lines and workers' compensation for targeted types of businesses. Its principal subsidiaries are Colony Insurance Group, located in Richmond, Virginia; Rockwood Casualty Insurance Company, located in Rockwood, Pennsylvania; and The Redwoods Group, a managing general underwriter, headquartered in Morrisville, North Carolina. The Company paid $165 million in cash for all the issued and outstanding stock of Front Royal as of the date of acquisition. During 2002, the Company paid an additional $3.3 million to the former shareholders of Front Royal, representing additional consideration and interest, and was recorded as an increase to goodwill. Front Royal's operating results are included in the Company's consolidated statement of income from the date of acquisition. The acquisition of the Front Royal insurance companies has significantly added to Argonaut Group's growing specialty insurance franchise, adding products and underwriting capabilities in areas complementary to its traditional products.

The Front Royal acquisition was recorded under the purchase method of accounting and in accordance with SFAS No. 141. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair value of assets acquired and liabilities assumed is summarized as follows:

(in millions)
Fair value of assets acquired                                 $ 466.4
Goodwill                                                         78.3
Liabilities assumed                                            (376.4)
                                                         -------------
Cash paid for acquisition                                       168.3
Cash acquired                                                    (2.1)
                                                         -------------
Net cash paid                                                 $ 166.2
                                                         =============


Included in liabilities assumed was debt of $26.3 million, which was re-paid by the Company subsequent to acquisition.

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

                                                 Years ended December 31,
                                                 ----------------------------
(in millions, except per share amounts)              2001           2000
                                                 -------------  -------------
                                                          (unaudited)
Revenue                                               $ 402.8        $ 346.2
Net income (loss)                                         4.6          (61.9)
Per share data
Primary                                                $ 0.21        $ (2.80)
Fully diluted                                          $ 0.21        $ (2.80)


20. Quarterly Financial Data -- Unaudited

The following table represents unaudited quarterly financial data for the years ended December 31, 2002 and 2001. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenues and net income include gains on the sale of investments. The Company cannot anticipate when or if similar gains may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

(in millions, except per share amounts)                      Three Months Ended
                                           --------------------------------------------------------
                                             March 31       June 30       Sept. 30       Dec. 31
                                           -------------  ------------  -------------  ------------
2002

Total revenues                                  $ 106.0       $ 103.7        $ 110.4       $ 137.8
Net income (loss) before taxes                     10.8           9.3            6.1         (47.3)
Net income (loss)                                   7.5           6.1            4.7        (105.3)
Net income (loss) per common share
Basic*                                           $ 0.35        $ 0.28         $ 0.22       $ (4.88)
Diluted*                                         $ 0.34        $ 0.28         $ 0.22       $ (4.88)

Comprehensive income (loss)                        12.0           5.7          (22.4)       (103.1)

2001

Total revenues                                   $ 45.4        $ 55.7         $ 72.4       $ 119.1
Net income (loss) before taxes                     (0.4)          2.7            1.9          (0.9)
Net income (loss)                                   0.3           1.9            1.3          (0.6)
Net income (loss) per common share
Basic*                                           $ 0.02        $ 0.09         $ 0.06       $ (0.03)
Diluted*                                         $ 0.02        $ 0.09         $ 0.06       $ (0.03)

Comprehensive income (loss)                       (15.5)          2.8          (10.9)          3.0


*Basic and diluted earnings per share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per share data may not equal the net income per share for the year.

The fourth quarter of 2002 results of operations were adversely impacted by the reserve strengthening of $52.8 million in the run-off lines as discussed in note 17 and by the establishment of a valuation allowance of $71.9 million on deferred taxes as discussed in note 8.

RESTATEMENT OF THE
                          CERTIFICATE OF INCORPORATION

                                       OF

                              ARGONAUT GROUP, INC.
                      A COMPOSITE INCLUDING ALL AMENDMENTS
                              THROUGH MAY 31, 1991

                                    * * * * *

  1.   The name of the corporation is: ARGONAUT GROUP, INC.

  2. The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

  3. The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

  4. The total number of shares of all classes of stock which the corporation shall have authority to issue is Forty Million (40,000,000), consisting of:

       (a) Five Million (5,000,000) shares of Preferred Stock of the par value of ten cents ($.10) each (hereinafter referred to as "Preferred Stock"); and

       (b) Thirty-Five Million (35,000,000) shares of Common Stock of the par value of ten cents ($.10) each (hereinafter referred to as "Common Stock").

       A.    Preferred Stock.

             The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series.

             The Board of Directors is also authorized to determine the powers, preferencesand rights, and qualifications, limitations or restrictions thereof granted to or imposed upon any wholly-unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series.

       B. Common Stock.

             (1) The holders of the Common Stock issued and outstanding, except where otherwise provided by law or by or pursuant to this Certificate of Incorporation, shall have and possess the exclusive right to notice of stockholders' meetings and the exclusive voting rights and powers, and the holders of the Preferred Stock shall not be entitled to any notice of stockholders' meetings or to vote upon the election of directors or upon any other matter, except where such notice or vote is required by law or, is as to any outstanding series of Preferred Stock, has been fixed by resolution of the Board of Directors pursuant to this Article 4.

             (2) Subject to all of the rights of the Preferred Stock, dividends may be paid on the Common Stock, as and when declared by the Board of Directors, out of any funds of the corporation legally available for the payment of such dividends.

  5. The Board of Directors is authorized to make, alter or repeal the bylaws of the corporation. Election of directors need not be by written ballot.

  6. The name and mailing address of the incorporator is:

                     M.C. Kinnamon
                     Corporation Trust Center
                     1209 Orange Street
                     Wilmington, Delaware 19801

  7. To the fullest extent permitted by the Delaware General Corporation Law as the same exists or may hereafter be amended, a director of this corporation shall not be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

8. Every person who was or is involuntarily made a party or is threatened to be made a party to or is involuntarily involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person or a person of whom such person is the legal representative is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such action, suit or proceeding is alleged action in an official capacity as a director, officer or representative, or in any other capacity while serving as a director, officer or representative, shall be indemnified and held harmless by the corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended, against all expenses, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Such right, shall be a contract right and shall include the right to be paid by the corporation expenses incurred in defending any action, suit or proceeding in advance of its final disposition in accordance with and to the fullest extent permitted by the Delaware General Corporation Law as the same exists or may hereafter be amended.

     If a claim under this Article 8 is not paid in full by the corporation within ninety days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any action, suit or proceeding in advance of its final disposition where the requirements of Delaware law have been compiled with by the claimant) that the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation Law for the corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because the claimant has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant had not met such applicable standard of conduct shall be a defense to the action or create a presumption that claimant had not met the applicable standard of conduct.

     The rights conferred by this Article 8 shall not be exclusive of any other right which any such director, officer or representative may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, Bylaw, agreement, vote of stockholders or disinterested directors or otherwise; provided, however, that the right to indemnification which any director, officer or representative may have to the extent derived from any provisions of the Certificate of Incorporation or Bylaws shall be limited to those provisions in effect at the time such director, officer or representative was acting as such.

     The corporation may maintain insurance, at its expense, to protect itself and any such director, officer or representative against any such expense, liability or loss, whether or not the corporation would have the power to indemnify such director, officer or representative against such expense, liability or loss under the Delaware General Corporation Law.

--------------------------------------------------------------------------------
                          AMENDED AND RESTATED BY-LAWS

                                       OF

                              ARGONAUT GROUP, INC.

                                 March 24, 2000

    -----------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------



ARTICLE I.            OFFICES ...........................................     1
                      -------

     Section 1.       Registered Office .................................     1
     Section 2.       Other Offices .....................................     1

ARTICLE II.           MEETINGS OF STOCKHOLDERS ..........................     1

     Section 1.       Place of Meetings .................................     1
     Section 2.       Annual Meetings ...................................     1
     Section 3.       Special Meetings ..................................     1
     Section 4.       Notice of Meetings ................................     1
     Section 5.       Quorum; Adjournment ...............................     2
     Section 6.       Proxies and Voting ................................     2
     Section 7.       Stock List ........................................     2
     Section 8.       Actions by Stockholders ...........................     3
     Section 9.       Advance Notice of Stockholder Proposals ...........     3

ARTICLE III.          BOARD OF DIRECTORS ................................     4
                      ------------------

     Section 1.       Duties and Powers ..................................    4
     Section 2.       Number and Term of Office ..........................    4
     Section 3.       Chairman of the Board ..............................    4
     Section 4.       Vacancies ..........................................    4
     Section 5.       Meetings ...........................................    5
     Section 6.       Quorum .............................................    5
     Section 7.       Actions of Board Without a Meeting .................    5
     Section 8.       Meetings by Means of Conference Telephone ..........    5
     Section 9.       Committees .........................................    5
     Section 10. Compensation ............................................    6
     Section 11. Removal ................................................     6

ARTICLE IV.           OFFICERS ...........................................    6
                      --------

     Section 1.       General ............................................    6
     Section 2.       Election; Term of Office ...........................    6
     Section 3.       President ..........................................    7
     Section 4.       Vice President .....................................    7
     Section 5.       Secretary ..........................................    7
     Section 6.       Assistant Secretaries ..............................    7
     Section 7.       Treasurer ..........................................    8
     Section 8.       Assistant Treasurer ................................    8
     Section 9.       Other Officers .....................................    8
     Section 10. Voting Securities Owned by the Corporation ..............    8

ARTICLE V.            STOCK .............................................     8
                      -----

     Section 1.       Form of Certificates ..............................     8
     Section 2.       Signatures ........................................     9
     Section 3.       Lost Certificates .................................     9
     Section 4.       Transfers .........................................     9
     Section 5.       Record Date .......................................     9
     Section 6.       Beneficial Owners .................................     9

ARTICLE VI.           NOTICES ...........................................    10
                      -------

     Section 1.       Notices ...........................................    10
     Section 2.       Waiver of Notice ..................................    10

ARTICLE VII.          GENERAL PROVISIONS ................................    10
                      ------------------

     Section 1.       Dividends .........................................    10
     Section 2.       Disbursements .....................................    10
     Section 3.       Corporation Seal ..................................    10

ARTICLE VIII.         INDEMNIFICATION ...................................    11
                      ---------------

ARTICLE IX.           AMENDMENTS ........................................    12
                      ----------

                          AMENDED AND RESTATED BY-LAWS

                                       OF

                              ARGONAUT GROUP, INC.

                     (hereinafter called the "Corporation")

                                   ARTICLE I.

                                     OFFICES

     Section 1. Registered Office. The registered office of the Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware.

     Section 2. Other Offices. The Corporation may also have offices at such\other places both within and without the State of Delaware as the Board of Directors may from time to time determine.

                                   ARTICLE II.

                            MEETINGS OF STOCKHOLDERS

     Section 1. Place of Meetings. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

     Section 2. Annual Meetings. The annual meetings of Stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meetings the stockholders shall elect by a plurality vote a Board of Directors, and transact such other business as may properly be brought before the meeting.

     Section 3. Special Meetings. Special meetings of the Stockholders, for any purpose or purposes prescribed in the notice of the meeting, may be called by the Board of Directors pursuant to a resolution adopted by a majority of the directors then in office, and shall be held at such place, on such date, and at such time as the resolution shall fix. Special meetings of Stockholders may not be called by any other means, including by Stockholder action. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice of the meeting.

     Section 4. Notice of Meetings. Written notice of the place, date, and time of all meetings of the stockholders shall be given, not less than ten (10) nor more than ninety (90) days before the date on which the meeting is to be held, to each stockholder entitled to vote at such meeting, except as otherwise provided herein or as required from time to time by the Delaware General Corporation Law or the Certificate of Incorporation.


     Section 5. Quorum; Adjournment. At any meeting of the stockholders, the holders of a majority of all of the shares of the stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number may be required by law or the Certificate of Incorporation. If a quorum shall fail to attend any meeting, the chairman of the meeting or the holders of a majority of the shares of stock entitled to vote who are present, in person or by proxy, may adjourn the meeting to another place, date, or time without notice other than announcement at the meeting, until a quorum shall be presented or represented.

     When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty (30) days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

     Section 6. Proxies and Voting. At any meeting of the stockholders, every stockholder entitled to vote may vote in person or by proxy authorized by an instrument in writing filed in accordance with the procedure established for the meeting.

     Each stockholder shall have one vote for every share of stock entitled to vote which is registered in his name on the record date for the meeting, except as otherwise provided herein or required by law or the Certificate of Incorporation.

     All voting, including on the election of directors but excepting where otherwise provided herein or required by law or the Certificate of Incorporation, may be by a voice vote; provided, however, that upon demand therefore by a stockholder entitled to vote or such stockholder's proxy, a stock vote shall be taken. Every stock vote shall be taken by ballots, each of which shall state the name of the stockholder or proxy voting and such other information as may be required under the procedure established for the meeting. Every vote taken by ballots shall be counted by an inspector or inspectors appointed by the chairman of the meeting.

     All elections shall be determined by a plurality of the votes cast, and except as otherwise required by law or the Certificate of Incorporation, all other matters shall be determined by a majority of the votes cast.

     Section 7. Stock List. A complete list of stockholders entitled to vote at any meeting of stockholders, arranged in alphabetical order for each class of stock and showing the address of each such stockholder and the number of shares registered in such stockholder's name, shall be open to the examination of any such stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.

     The stock list shall also be kept at the place of the meeting during the whole time thereof and shall be open to the examination of any such stockholder who is present. This list shall presumptively determine the identity of the stockholders entitled to vote at the meeting and the number of shares held by each of them.

     Section 8. Actions by Stockholders. Unless otherwise provided in the Certificate of Incorporation, any action required to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

     Section 9. Advance Notice of Stockholder Proposals. At any annual or special meeting of stockholders, proposals by stockholders and persons nominated for election as directors by stockholders shall be considered only if proper for action at the meeting and if advance notice thereof has been timely given as provided herein and such proposals or nominations are otherwise proper for consideration under applicable law and the Certificate of Incorporation and these By-Laws of the Corporation. Notice of any proposal to be presented by any stockholder or of the name of any person to be nominated by any stockholder for election as a director of the Corporation at any meeting of stockholders shall be delivered to the Secretary of the Corporation at its principal executive office not less than sixty (60) nor more than ninety (90) days prior to the date of the meeting; provided, however, (i) if the date of the meeting is first publicly announced or disclosed (in a public filing or otherwise) less than seventy (70) days prior to the date of the meeting, such advance notice shall be given not more than ten (10) days after such date is first so announced or disclosed and (ii) with respect to the Corporation's annual meeting to be held on April 21, 1998, such advance notice shall be given not less than fifteen (15) nor more than twenty-five (25) days prior to the date of the meeting. Public notice shall be deemed to have been given more than seventy (70) days in advance of the annual meeting if the Corporation shall have previously disclosed, in these By-laws or otherwise, that the annual meeting in each year is to be held on a determinable date, unless and until the Board of Directors determines to hold the meeting on a different date. Any stockholder who gives notice of any such proposal shall deliver therewith the text of the proposal to be presented and a brief written statement of the reasons why such stockholder favors the proposal and setting forth such stockholder's name and address, the number and class of all shares of each class of stock of the Corporation beneficially owned by such stockholder and any material interest of such stockholder in the proposal (other than as a stockholder). Any stockholder desiring to nominate a person for election as a director of the Corporation shall deliver with such notice a statement in writing setting forth the name of the person to be nominated, the number and class of all shares of each class of stock of the Corporation beneficially owned by such person, the information regarding such person required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the Securities and Exchange Commission (or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission applicable to the Corporation), such person's signed consent to serve as a director of the Corporation if elected, such stockholder's name and address and the number and class of all shares of each class of stock of the Corporation beneficially owned by such stockholder. As used herein, shares "beneficially owned" shall mean all shares as to which such person, together with such person's affiliates and associates (as defined in Rule 12b-2 under the Securities Exchange Act of 1934), may be deemed to beneficially own pursuant to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as well as all shares as to which such person, together with such person's affiliates and associates, has the right to become the beneficial owner of pursuant to any agreement or understanding, or upon the exercise of warrants, options or rights to convert or exchange (whether such rights are exercisable immediately or only after the passage of time or the occurrence of conditions).

The person presiding at the meeting, in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall determine whether a proposal is proper for action at the meeting and whether such notice has been duly given and shall direct that proposals and nominees not be considered if such notice has not been given or the proposal is otherwise not proper for action at the meeting.


                                  ARTICLE III.

                               BOARD OF DIRECTORS

     Section 1. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by law or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

     Section 2. Number and Term of Office. The Board of Directors shall consist of eight (8) members. Except as provided in Section 3 of this Article, directors shall be elected by the holders of record of a plurality of the votes cast at Annual Meetings of Stockholders, and each director so elected shall hold office until the next Annual Meeting or until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. Any director may resign at any time upon written notice to the Corporation. Directors need not be stockholders.

     Section 3. Chairman of the Board. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders, or thereafter, may designate one of its members as Chairman of the Board to serve for the ensuing year or until his successor is designated. The Chairman of the Board, if any, shall preside at all meetings of stockholders and the Board of Directors and shall have such other duties and powers as may be prescribed by the Board of Directors from time to time.

     Section 4. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director or by the stockholders entitled to vote at any Annual or Special Meeting held in accordance with

Article II, and the directors so chosen shall hold office until the next Annual or Special Meeting duly called for that purpose and until their successors are duly elected and qualified, or until their earlier resignation or removal.

     Section 5. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. The first meeting of each newly-elected Board of Directors shall be held immediately following the Annual Meeting of Stockholders and no notice of such meeting shall be necessary to be given to the newly-elected directors in order to legally constitute the meeting, provided a quorum shall be present. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President or a majority of the directors then in office. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone or telegram on twenty-four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances. Meetings may be held at any time without notice if all of the directors are present or if all those not present waive such notice in accordance with Section 2 of Article VI of these By-Laws.

     Section 6. Quorum. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the directors then in office shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 7. Actions of Board Without a Meeting. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

     Section 8. Meetings by Means of Conference Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear and speak to each other, and participation in a meeting pursuant to this Section 8 shall constitute presence in person at such meeting.

     Section 9. Committees. The Board of Directors may, by resolution passed by a majority of the directors then in office, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not such members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Any committee, to the extent allowed by law and provided in these By-Laws or resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Each committee shall keep regular minutes and report to the Board of Directors when required.

     Section 10. Compensation. Unless otherwise restricted by the Certificate of Incorporation or these By-Laws, the Board of Directors shall have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefore. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     Section 11. Removal. Unless otherwise restricted by the Certificate of Incorporation or these By-Laws, any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of shares entitled to vote at an election of directors.


                                   ARTICLE IV.

                                    OFFICERS

     Section 1. General. The officers of the Corporation shall be appointed by the Board of Directors and shall be a President, one or more Vice Presidents, a Treasurer, and a Secretary. The Board of Directors may also choose additional vice-presidents, one or more assistant secretaries and assistant treasurers, and such other officers and agents as the Board of Directors, in its discretion, shall deem necessary or appropriate as designated by the Board of Directors from time to time. Any number of offices may be held by the same person, unless the Certificate of Incorporation or these By-Laws otherwise provide.

     Section 2. Election; Term of Office. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders shall elect a President, a Vice President, a Secretary and a Treasurer and may also elect at that meeting or any other meeting, such other officers and agents as it shall deem necessary or appropriate. Each officer of the Corporation shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors together with the powers and duties customarily exercised by such officers; and each officer of the Corporation shall hold office until such officer's successor is elected and qualified or until such officer's earlier resignation or removal. Any officer may resign at any time upon written notice to the Corporation. The

Board of Directors may at any time, with or without cause, by the affirmative vote of a majority of directors then in office, remove any officer.

     Section 3. President. The President shall be the chief executive officer of the Corporation, shall have general and active management of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. The President shall possess the power to execute all bonds, mortgages, certificates, contracts and other instruments except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation. The President shall have and exercise such further powers and duties as may be specifically delegated to or vested in the President from time to time by these By-Laws or the Board of Directors. In the absence of the Chairman of the Board or in the event of his inability or refusal to act, or if the Board has not designated a Chairman, the President shall perform the duties of the Chairman of the Board, and when so acting, shall have all of the powers and be subject to all of the restrictions upon the Chairman of the Board.

     Section 4. Vice President. In the absence of the President or in the event of his inability or refusal to act, the Vice President (or in the event there be more than one vice president, the vice presidents in the order designated by the directors, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. The vice presidents shall perform such other duties and have such other powers as the Board of Directors or the President may from time to time prescribe.

     Section 5. Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or the President. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the President may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his or her signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

     Section 6. Assistant Secretaries. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there by any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, or the Secretary, and shall have the authority to perform all functions of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

     Section 7. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep complete and accurate accounts of all receipts and disbursements of the Corporation, and shall deposit all monies and other valuable effects of the Corporation in its name and to its credit in such banks and other depositories as may be designated from time to time by the Board of Directors. The Treasurer shall disburse the funds of the Corporation, taking proper vouchers and receipts for such disbursements, and shall render to the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all of his or her transactions as Treasurer and of the financial condition of the Corporation. The Treasurer shall, when and if required by the Board of Directors, give and file with the Corporation a bond, in such form and amount and with such surety or sureties as shall be satisfactory to the Board of Directors, for the faithful performance of his or her duties as Treasurer. The Treasurer shall have such other powers and perform such other duties as the Board of Directors or the President shall from time to time prescribe.

     Section 8. Assistant Treasurer. Except as may be otherwise provided in these By-Laws, Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, or the Treasurer, and shall have the authority to perform all functions of the Treasurer, and when so acting, shall have all of the powers of and be subject to all of the restrictions upon the Treasurer.

     Section 9. Other Officers. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

     Section 10. Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President, any Vice President or the Secretary and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and power incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.


                                   ARTICLE V.

                                      STOCK

     Section 1. Form of Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation
(i) by the President or a Vice President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an

Assistant Secretary of the Corporation, certifying the number of shares owned by such holder in the Corporation.

     Section 2. Signatures. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

     Section 3. Lost Certificates. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or such owner's legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

     Section 4. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by such person's attorney lawfully constituted in writing and upon the surrender of the certificate therefore, which shall be cancelled before a new certificate shall be issued.

     Section 5. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     Section 6. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of share to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                                   ARTICLE VI.

                                     NOTICES

     Section 1. Notices. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at such person's address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable and such notice shall be deemed to be given at the time of receipt thereof if given personally or at the time of transmission thereof if given by telegram, telex or cable.

     Section 2. Waiver of Notice. Whenever any notice is required by law, the Certificate of Incorporation or these By-Laws to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to notice.


                                  ARTICLE VII.

                               GENERAL PROVISIONS

     Section 1. Dividends. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting or by any Committee of the Board of Directors having such authority at any meeting thereof, and may be paid in cash, in property, in shares of the capital stock or in any combination thereof. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

     Section 2. Disbursements. All notes, checks, drafts and orders for the payment of money issued by the Corporation shall be signed in the name of the Corporation by such officers or such other persons as the Board of Directors may from time to time designate.

     Section 3. Corporation Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of the organization and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                  ARTICLE VIII.

                                 INDEMNIFICATION

Each person who was or is involuntarily made a party or is threatened to be made a party to or is involuntarily involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative ("proceeding"), by reason of the fact that such person or a person of whom such person is the legal representative is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such action, suit or proceeding is alleged to be action in an official capacity as a director, officer or representative, or in any other capacity while serving as a director, officer or representative, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended, against all expenses, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Such right shall be a contract right and shall include the right to be paid by the Corporation expenses incurred in defending any action, suit or proceeding in advance of its final disposition in accordance with and to the fullest extent permitted by the Delaware General Corporation Law as the same exists or may hereafter be amended.

If a claim under this Article VIII is not paid in full by the Corporation within ninety (90) days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the requirements of Delaware law have been complied with by the claimant) that the claimant has not met the standards of conduct which make it permissible under the General Corporation Law of the State of Delaware for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because such claimant has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant had not met such applicable standard of conduct, shall be a defense to the action or create a presumption that such claimant had not met the applicable standard of conduct.

The rights conferred by this Article VIII shall not be exclusive of any right which such persons may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, By-Laws, agreement, vote of the stockholders or disinterested directors or otherwise; provided, however, that the right to indemnification which any director, officer or representative may have to the extent derived from any provision of the Certificate of

Incorporation or By-Laws shall be limited to those provisions in effect at the time such director, officer or representative was acting as such. The Corporation may maintain insurance, at its expense, to protect itself and any such director, officer or representative against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.


                                   ARTICLE IX.

                                   AMENDMENTS

     These By-Laws may be altered, amended or repealed and new By-Laws may be adopted at any meeting of the Board of Directors or of the stockholders, provided notice of the proposed change was given in the notice of the meeting.

THIS IS TO CERTIFY:

That I am the duly elected, qualified and acting Secretary of ARGONAUT GROUP, INC., and that the foregoing By-Laws were adopted as the by-laws of said Corporation on the twenty-fourth day of March, 2000 by the Board of Directors of said Corporation.


Dated as of March 24, 2000.

                                            -----------------------------------
                                             James B. Halliday, Vice President,
                                                Secretary and Treasurer