Form 10-Q
period 2003-03-31
ARGONAUT GROUP INC
filed 2003-05-15
CIK 800082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

                         Commission file number: 0-14950

                                  ------------

                              Argonaut Group, Inc.
             (Exact name of Registrant as specified in its charter)

               Delaware                                          95-4057601
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    10101 Reunion Place, Suite 500,                              78216
          San Antonio, Texas
(Address of principal executive offices)                       (Zip code)

                                 (210) 321-8400
               (Registrant's telephone number including area code)

                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes [X]  No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2003.

               Title                                           Outstanding

Common Stock, par value $0.10 per share                        21,608,351

================================================================================

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
Part I.  FINANCIAL INFORMATION:

   Item 1.  Condensed Consolidated Financial Statements:

               Consolidated Balance Sheets
               March 31, 2003 and December 31, 2002 ..................        3

               Consolidated Statements of Operations
               Three months ended March 31, 2003 and 2002 ............        4

               Consolidated Statements of Comprehensive Income
               Three months ended March 31, 2003 and 2002 ............        5

               Consolidated Statements of Cash Flow
               Three months ended March 31, 2003 and 2002 ............        6

               Notes to Condensed Consolidated Financial Statements ..        7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............       14

   Item 3.  Market Risks .............................................       22

   Item 4.  Controls and Procedures ..................................       22

Part II. OTHER INFORMATION:

   Item 1.  Legal Proceedings ........................................       23
   Item 2.  Changes in Securities and Use of Proceeds ................       23
   Item 3.  Default Upon Senior Securities ...........................       23
   Item 4.  Submission of Matters to a vote of Security Holders ......       23
   Item 5.  Other Information ........................................       23
   Item 6.  Exhibits and Reports on Form 8-K .........................       24

Signatures ...........................................................       25

Part I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                          March       December
                                                        31, 2003      31, 2002
                                                       -----------   ----------
                                                       (Unaudited)
Assets:
   Investments:
      Fixed maturities, at fair value
       (cost: 2003 - $918.4; 2002 - $850.7)            $     963.2   $    894.1
      Equity securities, at fair value
       (cost: 2003 - 147.7; 2002 - $149.2)                   226.9        237.1
      Other long-term, at fair value
       (cost: 2003 - $10.9; 2002 - $10.8)                     10.2         10.0
      Short-term investments, at fair value
       (cost: 2003 - $49.6; 2002 - $40.1)                     49.6         40.1
                                                       -----------   ----------
   Total investments                                       1,249.9      1,181.3
                                                       -----------   ----------
   Cash and cash equivalents                                  88.2         77.4
   Accrued investment income                                  11.4         13.0
   Premiums receivable                                       212.8        221.6
   Reinsurance recoverable                                   476.1        470.1
   Notes receivable                                           51.1           --
   Goodwill                                                  105.7        105.7
   Deferred federal income tax asset, net                      5.7         20.0
   Deferred acquisition costs, net                            57.1         54.7
   Other assets                                               78.3         65.1
                                                       -----------   ----------
         Total assets                                  $   2,336.3   $  2,208.9
                                                       ===========   ==========
Liabilities and Shareholders' Equity:
   Reserves for losses and loss adjustment expenses    $   1,312.2   $  1,281.6
   Unearned premiums                                         293.5        284.9
   Funds held                                                167.6        163.6
   Deferred gain, retroactive reinsurance                     41.3         40.0
   Note payable                                               18.0           --
   Income taxes payable, net                                  10.2          1.5
   Accrued expenses and other liabilities                    101.3        109.6
                                                       -----------   ----------
         Total liabilities                                 1,944.1      1,881.2
                                                       -----------   ----------
Shareholders' equity:
   Preferred stock -$0.10 par,  5,000,000 shares
    authorized Series A mandatory convertible
    preferred stock - 2,953,310 and 0 shares issued
    and outstanding at March 31, 2003 and
    December 31, 2002                                          0.3           --
   Common stock - $0.10 par, 35,000,000 shares
    authorized; 21,602,082 shares issued and
    outstanding at March 31, 2003 and December
    31, 2002                                                   2.2          2.2
   Additional paid-in capital                                131.5         96.4
   Retained earnings                                         179.5        145.9
   Deferred stock compensation                                (1.5)        (1.7)
   Accumulated other comprehensive income                     80.2         84.9
                                                       -----------   ----------
Total shareholders' equity                                   392.2        327.7
                                                       -----------   ----------
         Total liabilities and shareholders' equity    $   2,336.3   $  2,208.9
                                                       ===========   ==========

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
Premiums and other revenue:
   Earned premiums                                $      124.1    $       84.6
   Net investment income                                  11.3            13.3
   Realized investment gains, net                         56.0             8.1
                                                  ------------    ------------
Total revenue                                            191.4           106.0

Expenses:
   Losses and loss adjustment expenses                    87.3            62.6
   Underwriting, acquisition, and insurance
    expense                                               47.4            32.6
                                                  ------------    ------------
Total expenses                                           134.7            95.2
                                                  ------------    ------------
Income before income taxes                                56.7            10.8
Provision for income taxes                                23.1             3.3
                                                  ------------    ------------
Net income                                        $       33.6    $        7.5
                                                  ============    ============
Income per common share:
      Basic                                       $       1.55    $       0.35
                                                  ============    ============
      Diluted                                     $       1.55    $       0.34
                                                  ============    ============
Dividends declared per common share:              $         --    $       0.15
                                                  ============    ============
Weighted average common shares:
      Basic                                         21,603,503      21,557,870
                                                  ============    ============
      Diluted                                       21,636,318      21,663,690
                                                  ============    ============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Dollars in millions)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------

Net income                                        $       33.6    $        7.5
Other comprehensive income (loss):
   Unrealized gains (loss) on securities:
      Gains arising during the period                     (9.0)           15.0
      Reclassification adjustment for gains
       included in net income or loss                      1.7            (8.1)
                                                  ------------    ------------
Other comprehensive income (loss) before tax              (7.3)            6.9
Income tax expense (recoverable) related to
 other comprehensive income (loss)                        (2.6)            2.4
                                                  ------------    ------------
Other comprehensive income (loss), net of tax             (4.7)            4.5
                                                  ------------    ------------
Comprehensive income                              $       28.9    $       12.0
                                                  ============    ============

See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Dollars in millions)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
Cash flows from operating activities:
   Net income                                     $       33.6    $        7.5
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization and depreciation                        2.8             2.0
      Deferred federal income tax benefit                  9.6             2.9
      Gains on sales of investments                        1.6            (8.1)
      Gains on sales of real estate                      (57.6)             --
   Change in:
   Accrued investment income                               1.6             1.7
   Receivables                                             2.8             5.9
   Unearned premiums on ceded reinsurance                (10.6)           (2.6)
   Reserves for losses and loss adjustment
    expenses                                              30.6            (4.8)
   Unearned premiums                                       8.6            13.8
   Other assets and liabilities, net                       4.1             0.6
                                                  ------------    ------------
Cash provided by operating activities                     27.1            18.9
                                                  ------------    ------------
Cash flows from investing activities:
   Sales of fixed maturity investments                     4.2            21.9
   Maturities and mandatory calls of fixed
    maturity investments                                  75.2            24.5
   Sales of equity securities                              1.7            11.1
   Purchases of fixed maturity investments              (148.7)          (54.1)
   Purchases of equity securities                         (0.7)           (5.7)
   Increase in short-term investments                     (9.6)            1.1
   Sale of real estate                                    57.6              --
   Notes receivable for real estate sale                 (51.1)             --
   Other, net                                              7.7             2.8
                                                  ------------    ------------
Cash provided (used) by investing activities             (63.7)            1.6
                                                  ------------    ------------
Cash flows from financing activities:
   Issuance of Series A mandatory convertible
    preferred stock                                       35.4              --
   Receivable for issuance of preferred stock             (6.0)             --
   Note payable                                           18.0              --
   Payment of cash dividend                                 --            (3.2)
                                                  ------------    ------------
Cash provided (used) by financing activities:             47.4            (3.2)
                                                  ------------    ------------
Change in cash and cash equivalents                       10.8            17.3
Cash and cash equivalents, beginning of period            77.4            14.0
                                                  ------------    ------------
Cash and cash equivalents, end of period          $       88.2    $       31.3
                                                  ============    ============
Additional disclosure:
   Income taxes paid                              $         --    $        0.4
                                                  ============    ============

See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Argonaut Group, Inc. and Subsidiaries (collectively "Argonaut Group" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

The interim financial data as of March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002 is unaudited. However, in the opinion of management, the interim data include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company restructured Argonaut Insurance Company and was accounted for in accordance with SFAS No. 146. With the elimination of non-strategic products, Argonaut Insurance Company has reduced its workforce by nine employees as of March 31, 2003, and anticipates the reduction of an additional 68 employees over the remainder of the year. Severance and outplacement costs of $0.9 million were recorded for these employees terminating within 60 days of the communication date of their termination. The Company will expense ratably an additional $0.5 million in restructuring costs for employees who have been notified of their termination but whose termination extends beyond 60 days from the termination communication date over the employees service period. Additionally, the Company closed two offices at a total cost of $0.1 million. Any additional costs associated with the restructuring will be recorded as incurred in the second and third quarters of 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." SFAS No. 148 establishes alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS No.

148 relating to pro forma reporting effective December 2002. The Company has not made a determination regarding accounting for stock-based compensation on the fair value method, but does not anticipate a change in methodology to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46.) It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. FIN 46 is effective July 1, 2003, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 - Preferred Stock

On March 31, 2003, the Company sold 2,453,310 shares of Series A Mandatory Convertible Preferred Stock ("the preferred shares") at an offering price of $12 per share. The preferred shares were sold to one investor. The Company received gross proceeds of approximately $29.4 million from this sale. The proceeds were contributed to a subsidiary, Argonaut Insurance Company, to increase its statutory surplus.

On March 31, 2003, the Company entered into an agreement with an investor to sell an additional 500,000 of the preferred shares at an offering price of $12 per share. The offering funded April 15, 2003, with the Company receiving gross proceeds of $6.0 million. The proceeds of this private placement were used to repay a portion of a note payable (see note 10). Total proceeds from the issuance of the preferred shares were $35.4 million.

The preferred shares are convertible at any time at the option of the holder at an initial conversion price of $12 per share. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares are senior to the common shares in regard to dividend and liquidation events.

The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the board of directors. The dividend rate is subject to certain adjustments based upon the Company's A.M. Best rating and Risk Based Capital level. Under the terms of the private placement, the Company has agreed not to pay dividends to common shareholders for a period of two years.

The holders of the preferred shares will be entitled to vote on an as-converted basis on all matters submitted for a vote of the Argonaut Group common shareholders. In the event the dividends payable on the preferred shares are in arrears in an amount equal to at least two quarterly dividends, the holders of the preferred shares will have the exclusive right, voting as a separate class, to elect two directors of the Company.

Note 4 - Sale of Real Estate Holdings

On March 20, 2003, AGI Properties, Inc., a subsidiary of Argonaut Insurance Company, sold a parcel of real estate in Torrance, California for approximately $24.0 million. AGI Properties, Inc. received $4.8 million in cash and issued a note receivable for the remainder, which is secured by the property. The note is due November 30, 2004 and bears interest at 3.5 percent annually. The principal and interest payments are due quarterly. The sale of this property met full gain recognition under SFAS No. 66, "Accounting for Real Estate Sales" and resulted in a pre-tax realized gain of $21.9 million.

On March 31, 2003, AGI Properties, Inc. sold certain parcels of real estate located in Los Angeles and Goleta, California for $40.0 million under three separate transactions with the same third party. For the three sales, AGI Properties, Inc. received a total of $8.0 million in cash and issued total notes receivable for the remaining $32.0 million. The notes receivable are secured through a first lien deed of trust on the respective properties sold. The notes bear interest at a floating rate of LIBOR plus 4 percent and are capped at 6 percent. Of the three notes, one note in the amount of approximately $4.0 million was paid in full in April 2003. The two remaining notes require monthly interest payments during 2003 with the principal due upon maturity of September 30, 2004. The sales of these properties met full gain recognition under SFAS No. 66 and resulted in a pre-tax gain of $35.7 million.

Note 5 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three months ended March 31, 2003 and 2002:

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
(Dollars in millions except per share data)           2003            2002
                                                  ------------    ------------
Net income                                        $       33.6    $        7.5
                                                  ============    ============
Weighted average shares-basic                       21,603,503      21,557,870
Effect of dilutive securities:
   Series A mandatory convertible
    preferred stock                                     32,815              --
   Stock options                                            --         105,820
                                                  ------------    ------------
Weighted average shares-diluted                     21,636,318      21,663,690
                                                  ============    ============
Net income per common share-basic                 $       1.55    $       0.35
Net income per common share-diluted               $       1.55    $       0.34

For the three months ended March 31, 2003, options to purchase 1,829,550 shares of common stock at a price ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2004 through 2013. For the three months ended March 31, 2002, options to purchase 383,300 shares of common stock at a price ranging from $25.58 to $35.50 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2003 through 2012.

Note 6 - Stock Based Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

As of March 31, 2003, the Company had 69,366 shares of restricted stock issued and outstanding. The restricted shares vest in equal annual installments over a period of two to three years, subject to continued employment. The stock is not issued until the vesting requirements are met. Thus, the stock does not carry any voting or dividend rights. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. For the three months ended March 31, 2003 and 2002, the Company recognized deferred stock compensation expense of $0.2 million and $0, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
(in millions, except per share amounts)               2003            2002
                                                  ------------    ------------
Net income, as reported                           $       33.6    $        7.5
Add: Total deferred stock compensation expense
 included in reported net income, net of taxes             0.1              --
Deduct: Total stock-based employee compensation
 determined under fair value based methods for
 all awards, net of tax                                   (0.2)           (0.1)
                                                  ------------    ------------
Pro forma net income                              $       33.5    $        7.4
                                                  ============    ============
Earnings per share
   Basic - as reported                            $       1.55    $       0.35
   Basic - pro forma                              $       1.55    $       0.34
   Diluted - as reported                          $       1.55    $       0.34
   Diluted - pro forma                            $       1.55    $       0.34

Note 7 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $26.2 million and $35.9 million as of March 31, 2003 and 2002, respectively.

Reserves for Losses and Loss Adjustment Expenses

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
(in millions)                                         2003            2002
                                                  ------------    ------------
Net beginning of year                             $      838.2    $      929.5
Net reserves ceded under retroactive reinsurance
 contracts                                                (2.0)             --
Add:
Losses and LAE incurred during current calendar
 year, net of reinsurance
   Current accident year                                  82.6            61.2
   Prior accident years                                    4.7             1.4
                                                  ------------    ------------
Losses and LAE incurred during calendar
 year, net of reinsurance                                 87.3            62.6
Deduct:
Losses and LAE payments made during current
 calendar year, net of reinsurance:
   Current accident year                                   5.5             6.2
   Prior accident years                                   55.7            59.0
                                                  ------------    ------------
Losses and LAE payments made during current
 calendar year, net of reinsurance:                       61.2            65.2
Net reserves - end of period                             862.3           926.9
Add:
Reinsurance recoverable on unpaid losses
 & LAE, end of period                                    449.9           216.0
                                                  ------------    ------------
Gross reserves - end of period                    $    1,312.2    $    1,142.9
                                                  ============    ============

Note 8 - Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, specialty commercial, risk management (formerly specialty workers' compensation) and public entity. Additionally, the Company no longer underwrites certain coverages and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment's insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decision regarding the acquisition and disposal of securities resides with the executive management of Company and is not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets are not assigned to run-off lines.

Revenues and income before taxes for each reporting group were as follows:

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
(in millions)                                         2003            2002
                                                  ------------    ------------
Revenues:
   Earned premiums
      Excess & surplus lines                      $       62.0    $       28.7
      Specialty commercial                                28.1            24.9
      Risk management                                     28.5            29.2
      Public entity                                        5.5             1.8
      Run-off lines                                         --              --
                                                  ------------    ------------
   Total earned premiums                                 124.1            84.6
   Net investment income
      Excess & surplus lines                               3.4             2.2
      Specialty commercial                                 2.2             2.6
      Risk management                                      7.3             8.4
      Public entity                                        0.2             0.1
      Run-off lines                                         --              --
      Corporate & other                                   (1.8)             --
                                                  ------------    ------------
   Total net investment income                            11.3            13.3
   Realized investment gains, net                         56.0             8.1
                                                  ------------    ------------
Total revenue                                     $      191.4    $      106.0
                                                  ============    ============
Income (loss) before income tax
      Excess & surplus lines                      $        7.9    $        2.9
      Specialty commercial                                 2.3             2.0
      Risk management                                     (8.0)           (1.3)
      Public entity                                        0.3            (0.1)
      Run-off lines                                         --              --
                                                  ------------    ------------
Total segment income before taxes                          2.5             3.5
   Corporate & other                                      (1.8)           (0.8)
   Net realized investment gains (losses)                 (1.6)            8.1
   Net realized gains on sales of real estate             57.6              --
                                                  ------------    ------------
Total income before income tax                    $       56.7    $       10.8
                                                  ============    ============

The realized gains on the sale of the real estate holdings were allocated to the risk management segment.

Identifiable assets for each reporting group were as follows:

                                                    March 31,     December 31,
                                                      2003            2002
                                                  ------------    ------------
Excess & surplus lines                            $      551.4    $      498.6
Specialty commercial                                     350.9           351.3
Risk management                                        1,402.4         1,324.5
Public entity                                             39.3            33.4
Run-off lines                                               --              --
Corporate & other                                         (7.7)            1.1
                                                  ------------    ------------
   Total                                          $    2,336.3    $    2,208.9
                                                  ============    ============

Note 9 - Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2003 and 2002 were as follows:

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
(in millions)                                         2003            2002
                                                  ------------    ------------
Commissions                                       $       21.9    $       13.0
General Expenses                                          23.0            16.4
State assessments                                          2.0             1.8
Taxes, licenses and bureau fees                            2.9             2.9
                                                  ------------    ------------
                                                          49.8            34.1
Amortization (deferral) of policy
 acquisition costs                                        (2.4)           (1.5)
                                                  ------------    ------------
Total underwriting, acquisition and
 insurance expense                                $       47.4    $       32.6
                                                  ============    ============

Note 10 - Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of March 31, 2003, Fayez Sarofim & Co. managed $162.8 million of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, the Company borrowed $18.0 million from HCC Insurance Holdings, Inc. (see note 3). The Company contributed $12.0 million of the borrowing to Argonaut Insurance Company, $5.0 million is being held in escrow for dividend payments related to the Series A Mandatory Convertible Preferred Stock, and $1.0 million is being held by the Company for general corporate purposes. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable at the Company's option at anytime. The Company has the right to repay the principal and accrued interest by issuing additional shares of the Series A Mandatory Convertible

Preferred Stock to HCC Insurance Holdings, Inc., provided the necessary regulatory approvals are received within 90 days of issuance of the note. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issue additional shares of Series A Mandatory Convertible Preferred Stock. Subsequent to March 31, 2003, the Company repaid $6.0 million principal amount of the note, plus accrued interest in conjunction with the issuance and proceeds of the additional preferred shares discussed in note 3. On May 7, 2003, the Company received a waiver from HCC Insurance Holdings, Inc. of the requirement to use proceeds from the Company's issuance of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 to repay the note payable (see note 11).

Note 11 - Subsequent Events

On April 25, 2003, Argonaut Group Statutory Trust, a recently-created Connecticut statutory trust and wholly-owned subsidiary of the Company, agreed to sell 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust will use the proceeds from this sale, together with the proceeds from its sale of Common Securities to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 from the Company. The Debentures will have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities will be equal to 3-Month LIBOR plus 4.10% (not to exceed 12.5%), which rate will be reset quarterly. The Debentures will be unsecured and will be subordinated in right of payment to all of the Company's future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures before May 2008 upon the happening of specified events at a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

The Company will use the net proceeds from the sale of the Debentures to increase the statutory capital of its insurance company subsidiaries.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated results of operations and financial condition of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three months ended March 31, 2003 and 2002. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Forward Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Conditions, Quantitative and Qualitative information about Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially from those projected as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

Risk-Based Capital

The Company's insurance subsidiaries are subject to Risk-Based Capital ("RBC") under The Insurers Model Act. RBC is designed to measure the adequacy of capital for an insurance company based on the inherent specific risks of each insurer. RBC is calculated on an annual basis, in conjunction with statutory financial filings with the departments of insurance in which the company transacts business. At December 31, 2002, Argonaut Insurance Company's RBC was within the Company Action Level Event. However, Argonaut Insurance Company requested from the California Department of Insurance permission to report a parcel of its real estate at its agreed upon sales price. The California Department of Insurance granted Argonaut Insurance Company the permitted practice. Without the permitted practice Argonaut Insurance Company's RBC would have been within the Regulatory Action Level Event, which would have required the Company's corrective action plan to be approved by the department of insurance. During the first quarter of 2003 this parcel of real estate was sold in accordance with the permitted practice granted by the California Department of Insurance.

Pursuant to the requirements under the Company Action Level, Argonaut Insurance Company submitted to the California Department of Insurance a Comprehensive Plan of Action ("the Plan"). The Plan included an analysis of the conditions that contributed to Argonaut Insurance Company's RBC condition; proposals to increase the RBC ratio; projections of Argonaut Insurance Company's RBC ratio; and key assumptions underlying the proposals. The Company submitted the Plan to the California Department of Insurance on April 8, 2003.

During the three months ended March 31, 2003, the Company contributed $41.4 million in capital to Argonaut Insurance Company. Management believes that profits generated during 2003, combined with capital raising initiatives during the first three months of 2003, will be sufficient to increase Argonaut Insurance Company's RBC ratio above the Company Action Level. If the Company's actual results differ materially from the plan submitted to the California Department of Insurance, Argonaut Insurance Company's RBC could fall within the

Company Action Level as of December 31, 2003, and therefore subject Argonaut Insurance Company to increasing levels of regulatory actions. Additionally, a decline of the statutory surplus may limit the growth opportunities of the insurance companies and may result in the downgrading of the insurance subsidiaries by the national rating agencies, potentially impacting the Company's ability to write new business and retain existing insureds.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
(in millions)                                         2003            2002
                                                  ------------    ------------
Gross written premiums                            $      173.9    $      122.8
                                                  ============    ============
Earned premiums                                   $      124.1    $       84.6
Net investment income                                     11.3            13.3
Realized investment gains, net                            56.0             8.1
                                                  ------------    ------------
   Total revenue                                  $      191.4    $      106.0
                                                  ============    ============
Income before taxes                                       56.7            10.8
Provision for income taxes                                23.1             3.3
                                                  ------------    ------------
Net income                                        $       33.6    $        7.5
                                                  ============    ============
Combined ratio                                           108.5%          112.2%
                                                  ============    ============

The increase in consolidated gross written premiums and earned premiums was primarily attributable to new business written during the three months ended March 31, 2003. For the three months then ended gross written premiums related to new business were $100.9 million compared to $50.7 million for the same period in 2002. The increase in new business was primarily attributable to a renewal rights acquisition within the excess and surplus lines segment, which was effective in May 2002. Renewal gross written premiums accounted for $81.9 million for the three months ended March 31, 2003, compared to $75.5 million for the same period of 2002. The increase in renewal gross written premiums was primarily attributable to rate increases.

The decline in consolidated net investment income was the result of lower yields partially offset by higher invested balances due to the investment of positive cash flows. Consolidated invested assets totaled $1,249.9 million and $1,167.7 million at March 31, 2003 and 2002, respectively.

Consolidated realized gains on the sale of investments increased to $56.0 million as of March 31, 2003, as compared to $8.1 million for the same period ended 2002. The increase was primarily due to the gains on sales of three real estate holdings. Total gains on sales of the real estate holdings were $57.6 million. Excluding the gains on the sale of real estate, the Company recorded a realized loss of $1.6 million on the investment portfolio, primarily attributable to recognizing other than temporary impairment on its equity portfolio of $2.3 million.

The consolidated loss ratios were 70.3% and 73.9% for the three months ended March 31, 2003 and 2002, respectively. The improvement in the loss ratios was primarily attributable to the effects of rate increases implemented over the past two years, which was partially offset by reserve strengthening of $5.0 million in the risk management segment (see discussion below).

The consolidated expense ratios were 38.2% and 38.3% for the three months ended March 31, 2003 and 2002, respectively. The expense ratios were comparable due to increased premiums volumes and cost containment, which offset increases in underwriting expenses in the risk management segment (see discussion below).

The provision for income taxes increased due to the recognition of the gain on sales of certain real estate holdings. The provision for income taxes for the three months ended March 31, 2003, includes the provision for California state taxes of $5.0 million combined with the provision for federal income tax of $18.1 million.

Segment Results

As of March 31, 2003, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, risk management (formerly specialty workers' compensation) and public entity. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decisions regarding the acquisition and disposal of securities resides with the executive management of Company and is not under the control of the individual business segments.

Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three months ended March 31, 2003 and 2002.

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
(in millions)                                        2003         2002
                                                  ----------   ----------
Gross written premiums                            $     84.6   $     40.9
                                                  ==========   ==========
Earned premiums                                         62.0         28.7
Losses and loss
 adjustment expenses                                    38.5         17.9
   Underwriting expense                                 19.0         10.1
                                                  ----------   ----------
Underwriting income                                      4.5          0.7
Interest income, net                                     3.4          2.2
                                                  ----------   ----------
   Income before taxes                            $      7.9   $      2.9
                                                  ==========   ==========
Combined ratio                                          92.6%        97.5%
                                                  ==========   ==========

The increases in gross written premiums and earned premiums for the three months ended March 31, 2003 was the result of new business and rate increases. For the three months ended March 31, 2003, gross written premiums derived from new business increased $42.9 million to $66.1 million, primarily due to business written through the renewal rights acquisition of Fulcrum Insurance Company. Renewal gross written premiums increased $4.2 million to $24.8 million for the three months ended March 31, 2003 primarily due to rate increases. This trend is a reflection of the current environment of the excess and surplus lines market, in that the current year premium has a similar risk profile to expiring policies, and is being written at higher rates. Partially offsetting these increases were cancellations and endorsements which reduced gross written premiums by approximately $3.4 million.

The excess and surplus lines segment's loss ratio improved to 62.0% for the three months ended March 31, 2003, compared to 62.5% for the same period in 2002. The improvement is primarily attributable to a reduction of the current year loss ratio, reflecting the effects of rate increases realized over the past year. Loss reserves for the excess and surplus lines were $203.5 million as of March 31, 2003, compared to $142.6 million as of March 31, 2002.

The expense ratio for the three months ended March 31, 2003 was 30.6% compared to 35.0% for the same period in 2002. Increases in variable expenses, such as commissions and premium taxes due to the increases in premiums, were offset by economies of scale resulting from the increase in gross written premiums related to fixed expenses.

Increases in net investment income were the result of an increase in invested assets due to investment of positive cash flows over the past twelve months. Net invested assets increased to $393.6 million as of March 31, 2003, compared to $240.9 million as of March 31, 2002.

Specialty Commercial. The following table summarizes the specialty commercial results of operations for the three months ended March 31, 2003 and 2002.

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
(in millions)                                        2003         2002
                                                  ----------   ----------
Gross written premiums                            $     34.4   $     29.8
                                                  ==========   ==========
Earned premiums                                         28.1         24.9
Losses and loss
 adjustment expenses                                    19.5         17.7
Underwriting expense                                     8.5          7.8
                                                  ----------   ----------
   Underwriting income(loss)                             0.1         (0.6)
Interest income, net                                     2.2          2.6
                                                  ----------   ----------
   Income before taxes                            $      2.3   $      2.0
                                                  ==========   ==========
Combined ratio                                          99.5%       102.3%
                                                  ==========   ==========

The increase in gross written premiums and earned premiums was primarily attributable to rate increases and new business. For the three months ended March 31, 2003, renewal premiums increased $5.8 million to $30.0 million due to average rate increases of approximately 10%. Premiums related to new business written increased from $5.5 million as of March 31, 2002 to $6.9 million for the same period in 2003. Partially offsetting these increases were reductions in premiums of approximately $2.5 million due to cancellations and endorsements.

The specialty commercial segment's loss ratio for the three months ended March 31, 2003 was 69.4%, compared to 70.9% for the same period in 2002. Improvement in the loss ratio was primarily attributable to rate increases over the past year. Additionally, improved underwriting standards and claims handling procedures contributed to the improved loss ratio. The specialty commercial segment's loss reserves were $177.1 million and $159.3 million as of March 31, 2003 and 2002, respectively.

The expense ratio for the specialty commercial segment was 30.1% for the three months ended March 31, 2003, compared to 31.4% for the same period in 2002. The continued improvement in the expense was primarily the result of increased premium volumes and cost containment.

The decline in investment income for the three months ended March 31, 2003, as compared to the same period in 2002, was primarily the result of lower investment yields partially offset by an increase in invested assets due to positive cash flows.

Risk Management (formerly Specialty Workers' Compensation). The following table summarizes the results of operations for the risk management segment for the three months ended March 31, 2003 and 2002.

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
(in millions)                                        2003         2002
                                                  ----------   ----------
Gross written premiums                            $     43.6   $     47.2
                                                  ==========   ==========
Earned premiums                                         28.5         29.2
Losses and loss
 adjustment expenses                                    26.5         25.6
Underwriting expense                                    17.3         13.3
                                                  ----------   ----------
   Underwriting loss                                   (15.3)        (9.7)
Interest income, net                                     7.3          8.4
                                                  ----------   ----------
   Loss before taxes                              $     (8.0)  $     (1.3)
                                                  ==========   ==========
Combined ratio                                         153.6%       133.5%
                                                  ==========   ==========

The decrease in gross written premiums and earned premiums was primarily attributable to a decline in renewal premiums in the three months ended March 31, 2003 compared to the same period in 2002. Renewal gross written premiums for the three months ended March 31, 2003 totaled $23.0 million compared to $28.7 million for the same period in 2002. Partially offsetting this decline was an increase in new business of $2.1 million to a total of $20.6 million for the three months ended March 31, 2003. The reduction in renewal gross written premiums was the result of Argonaut Insurance Company exiting certain lines of business during the first quarter of 2003, by electing to not renew certain accounts.

Losses and loss adjustment expenses for the three months ended March 31, 2003 resulted in a loss ratio of 92.7%, compared to 87.9% for the same period in 2002. Losses and loss adjustment expenses reported in 2003 included $5.0 million of adverse loss development in workers' compensation products the Company no longer underwrites. Absent this reserve strengthening, the loss ratio improved to 75.4%, primarily due to favorable development in the core workers' compensation products. Loss reserves totaled $633.7 million and $611.8 million as of March 31, 2003 and 2002, respectively.

The expense ratio was 60.9% for the three months ended March 31, 2003, compared to 45.6% for the same period in 2002. Included in underwriting expense for the three months ended March 31, 2003 was a restructuring charge of approximately $1.0 million (see discussion below). Additionally, amortization of deferred policy acquisition costs increased by $2.9 million due to a decline in unearned premiums.

In March 2003, Argonaut Insurance Company began to restructure its operations to concentrate on casualty risk management solutions for upper-middle market accounts. With the elimination of non-strategic businesses, Argonaut Insurance Company has reduced its workforce by nine employees as of March 31, 2003, and anticipates the reduction of an additional 68 employees over the remainder of the year. Severance and outplacement costs of $0.9 million were recorded for these employees terminating within 60 days of the communication date of their termination. The Company will expense ratably an additional $0.5 million in restructuring costs for employees who have been notified of their termination but whose termination extends beyond 60 days from the termination communication date over the employees service period. Additionally, the Company closed two offices at a total cost of $0.1 million. Any additional costs associated with the restructuring will be recorded as incurred.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three months ended March 31, 2003 and 2002.

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
(in millions)                                        2003         2002
                                                  ----------   ----------
Gross written premiums                            $     11.3   $      4.9
                                                  ==========   ==========
Earned premiums                                          5.5          1.8
Losses and loss
 adjustment expenses                                     3.6          1.3
Underwriting expense                                     1.8          0.7
                                                  ----------   ----------
   Underwriting (loss)
    income                                               0.1         (0.2)
Interest income, net                                     0.2          0.1
                                                  ----------   ----------
   Income (loss) before taxes                     $      0.3   $     (0.1)
                                                  ==========   ==========
Combined ratio                                          98.8%       112.7%
                                                  ==========   ==========

The increase in gross written premiums and earned premiums is primarily the result of new business written in 2003. For the three months ended March 31, 2003, the public entity segment's new business was approximately $7.2 million. Additionally, the segment wrote $4.1 million of renewal business, of which $0.5 million was the result of rate increases.

Losses and loss adjustment expenses for the three months ended March 31, 2003 resulted in a loss ratio of 65.4% compared to a 72.1% for the same period in 2002. Loss reserves for the public entity segment were $8.8 million and $6.7 million as of March 31, 2003 and December 31, 2002, respectively.

The expense ratio for the three months ended March 31, 2003 was 33.4% compared to 40.1% for the same period ended 2002. The decrease in the expense ratio primarily resulted from operational efficiencies gained from increased volume and streamlining of operations.

Run-off Lines. The Company has discontinued active underwriting of certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability, asbestos and environmental liabilities and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. Loss reserves for the run-off lines were $289.2 million and $222.5 million as of March 31, 2003 and 2002, respectively.

The Company performs an extensive analysis of the run-off line reserves semi-annually, traditionally in the second and fourth quarters. The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. For the three months ended March 31, 2003, the run-off lines did not experience adverse loss development. Management believes the reserves for losses and loss development expense is adequate based on current facts and circumstances.

Goodwill

The Company reviewed goodwill allocated to the risk management segment, due to the restructuring of Argonaut Insurance Company combined with the sale of the real estate holdings during the three months ended March 31, 2003. No impairment of the goodwill balances was indicated. However, continued operating losses within the risk management segment could result in an impairment of the goodwill assigned to this reporting unit, resulting in a write down of the goodwill in future periods. The Company will conduct its annual review of goodwill impairment as of the third quarter 2003.

Reinsurance

Certain of the Company's reinsurance carriers have experienced deteriorating financial condition or have been downgraded by rating agencies. Amounts due from such reinsurers on paid claims and case reserves totaled $27.5 million. Amounts due from such reinsurers on incurred but not reported claims totaled $28.8 million. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of such reinsurers could result in the uncollectibility of certain balances and therefore impact the financial results of the Company.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. ("HCC"). Under the terms of this agreement, the Company will cede 15% of the gross written premiums from the excess and surplus lines segment to HCC. HCC will, in turn, assume 15% of the losses from the excess and surplus lines segment. The Company will receive a ceding commission to offset its acquisition costs related to these premiums. The effect of this transaction will be to reduce gross written premiums, premiums earned and losses and loss adjustment expenses. The agreement is subject to approval by the Virginia Department of Insurance.

Liquidity

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the three months ended March 31, 2003, net cash provided by operating activities was $27.1 million, compared to $18.9 million for the same period in 2002. The increase in cash inflows was primarily attributable to improved underwriting results from rate increases implemented in 2002 and an increase in cash inflows for premiums payments.

On March 31, 2003, the Company sold approximately 2.4 million shares of Series A Mandatory Convertible Preferred Stock ("the preferred shares"). The preferred shares were sold through a private placement to HCC. The Company received gross proceeds of $29.4 million from HCC as a result of this sale. The proceeds were used to increase the statutory surplus and RBC of Argonaut Insurance Company. The preferred shares are convertible at any time into common stock at the option of the holder at an initial conversion price of $12.00. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend rate is subject to certain adjustments based upon the Company's A.M. Best rating and Risk Based Capital level. The holders of the preferred shares will be entitled to vote on an as-converted basis on all matters submitted for the vote of the Argonaut Group common shareholders. Additionally, under the terms of the preferred shares, the Company has agreed not to pay dividends to common shareholders for a period of two years from March 31, 2003.

On March 31, 2003, the Company entered into an agreement with an investor to issue an additional 500,000 preferred shares at an offering price of $12 per share through a private placement. The sale closed on April 15, 2003, and the Company used the gross proceeds of $6.0 million to repay a portion of the note payable to HCC.

On March 31, 2003, the Company borrowed $18.0 million from HCC. The Company contributed $12.0 million of the borrowing to Argonaut Insurance Company, $5.0 million is being held in escrow for dividend payments related to the Series A Mandatory Convertible Preferred Stock, and $1.0 million was held by the Company for general corporate purposes. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable without penalty at the Company's option at anytime. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issue additional shares of Series A Mandatory Convertible Preferred Stock.

On March 20, 2003, AGI Properties, Inc., a subsidiary of Argonaut Insurance Company, sold a parcel of real estate in Torrance, California for approximately $24.0 million. AGI Properties, Inc. received $4.8 million in cash and issued a note receivable for the remainder, which is secured by the property. The note is due November 30, 2004 and bears interest at 3.5 percent annually. The principal and interest payments are due quarterly. The sale of this property met full gain recognition under SFAS No. 66, "Accounting for Real Estate Sales" and resulted in a pre-tax realized gain of $21.9 million.

On March 31, 2003, AGI Properties, Inc. sold certain parcels of real estate located in Los Angeles and Goleta, California for $40.0 million under three separate transactions with the same third party. For the three sales, AGI Properties, Inc. received a total of $8.0 million in cash and issued total notes receivable for the remaining $32.0 million. The notes receivable are secured through a first lien deed of trust on the respective properties sold. The notes bear interest at a floating rate of LIBOR plus 400 basis points and are capped at 6%. Of the three notes, one note in the amount of approximately $4.0 million was paid in full in April 2003. The two remaining notes require monthly interest payments during 2003 with the principal due upon maturity of September 30, 2004. The sales of these properties met full gain recognition under SFAS No. 66 and resulted in a pre-tax gain of $35.7 million.

On April 25, 2003, Argonaut Group Statutory Trust, a recently-created Connecticut statutory trust and wholly-owned subsidiary of the Company, agreed to sell 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust will use the proceeds from this sale, together with the proceeds from its sale of Common Securities to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 from the Company. The Debentures will have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities will be equal to 3-Month LIBOR plus 4.10% (not to exceed 12.5%), which rate will be reset quarterly. The Debentures will be unsecured and will be subordinated in right of payment to all of the Company's future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures before May 2008 upon the happening of specified events at a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 7, 2003, the Company received a waiver from HCC of the requirement to use the proceeds from the issuance of the Debentures to repay the HCC note described above. The Company will use the net proceeds from the sale of the Debentures to increase the statutory capital of its insurance company subsidiaries. The sale is expected to close on May 15, 2003.

Refer to Part I, Item 7 - "Management's Discussion and Analysis of Operating Results and Financial Condition - Liquidity" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion on the Company's liquidity.

Recent Accounting Pronouncements and Significant Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in "Note 2 - Recently Issued Accounting Pronouncements" in the Notes to the Condensed Financial Statements, included in
Item 1.

Critical Accounting Policies

Refer to "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3.  Market Risks

The primary market risk exposures that result in an impact to the investment portfolio relates to equity price changes and interest rate changes. The Company does not hold any foreign currency risk or derivative instruments.

The Company holds a well-diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. At March 31, 2003, investments in equity securities included an investment in the common stock of Curtiss-Wright Corporation which represents approximately 10% (pre-tax) of the total shareholders' equity.

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

Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better rated municipal bonds, corporate bonds and preferred stocks). Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BBB", with a 20-year maximum effective maturity. During the three months ended March 31, 2003, the Company recognized other than temporary losses on the investment portfolio of $2.3 million. During the three months ended March 31, 2002, there was no other than temporary impairment to the Company's investment portfolio.

Management has assessed these risks and believes that there have been no material changes since December 31, 2002.

Item 4.  Controls and Procedures

In connection with the filing of this Form 10-Q, management, including the chief executive officer and the chief financial officer, has reviewed the effectiveness of the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. Based on the evaluation, management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003.

During the three month period ended March 31, 2003 and through the date of filing, there were, a) no significant changes in the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries, b) no significant changes in other factors that could significantly affect internal controls, and c) no corrective action required or taken with regard to significant deficiencies and material weaknesses in such internal controls.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Part I, Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for discussion on the Company's pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

On March 31, 2003, the Company sold 2.4 million shares of Series A Mandatory Convertible Preferred Stock ("preferred shares") in a private placement to one investor. Additionally, the Company had an agreement to issue an additional 500,000 preferred shares to another investor the proceeds of which were received on April 15, 2003. The preferred shares were sold for $12 per share, resulting in gross proceeds to the Company of $35.4 million.

The preferred shares are convertible at any time at the option of the holder at an initial conversion price of $12 per share. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares are senior to the common shares in regards to dividend and liquidation events.

The sale of the preferred shares was not registered with the Securities and Exchange Commission. The Company has agreed to use its best efforts to file a shelf registration statement filed on Form S-3 relating to the resale of the preferred shares with the Securities and Exchange Commission no later than May 30, 2003, and to have the registration statement declared effective no later than July 29, 2003 and to keep the shelf registration continuously effective, supplemented and/or amended.

The Company contributed the $29.4 million of the proceeds received on March 31, 2003 to Argonaut Insurance Company to increase its statutory surplus and RBC. The Company used the $6.0 million received on April 15, 2003, to repay a portion of the note payable that was outstanding as of March 31, 2003.

The Company estimates that expenses incurred associated with these transactions were $1.2 million, consisting of investment banker fees of $0.8 million, accounting fees of $0.2 million and legal fees of $0.2 million. The Company did not make payments, direct or indirect, to directors, officers, general partners of the Company or persons owning ten percent or more of any class of the Company's securities. The net offering proceeds were estimated to be $34.2 million.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K

     On March 12, 2003, the Company filed a current report on Form 8-K announcing the results of its asbestos and environmental reserve study, its entering into an adverse loss development reinsurance agreement and the results of its risk-based capital calculation.

     On May 8, 2003, the Company filed a current report on Form 8-K announcing its operating results for the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
(Registrant)


By:       /s/ Mark E. Watson III
   ---------------------------------------
           Mark E. Watson III
     Chief Executive Officer and President
        (principal executive officer)


By:        /s/ Mark W. Haushill
   ---------------------------------------
             Mark W. Haushill
         Chief Financial Officer,
       Vice President and Treasurer
     (principal financial and accounting
                 officer)


By:      /s/ Byron L. LeFlore, Jr.
   ---------------------------------------
           Byron L. LeFlore, Jr.
       General Counsel, Vice President
               and Secretary


May 15, 2003

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


CERTIFIED this 15th day of May, 2003.
                                                 /s/  Mark E. Watson III
                                           -------------------------------------
                                                    Mark E. Watson III
                                           President and Chief Executive Officer

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


CERTIFIED this 15th day of May , 2003.
                                                  /s/  Mark W. Haushill
                                           -------------------------------------
                                                    Mark W. Haushill
                                                     Vice President
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
Exhibit
  No.      Description
-------    -----------
    3.1 Composite Copy of Certificate of Incorporation of Argonaut Group, Inc., including Certificate of Designations, Preferences and Rights of Series A Mandatory Convertible Preferred Stock.

    3.2    Amended and Restated Bylaws of Argonaut Group, Inc.

   10.1 Quota Share Reinsurance Agreement, dated as of March 31, 2003, by and among Colony Insurance Company, Colony National Insurance Company, Colony Specialty Insurance Company and Houston Casualty Company.

   10.2 Subscription Agreement, dated as of March 12, 2003, by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc.

   10.3 Amendment No. 1, dated as of March 31, 2003 to Subscription Agreement by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc.

   10.4 Registration Rights Agreement, dated as of March 31, 2003, by and among Argonaut Group, Inc. and the other parties identified therein.

   10.5 Promissory Note, dated March 31, 2003, in the principal amount of $18,000,000 payable by Argonaut Group, Inc. to HCC Insurance Holdings, Inc.

   10.6 Letter Agreement, dated May 7, 2003, by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc.

   99.1 Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.