Form 10-K/A
period 2002-12-31
ARGONAUT GROUP INC
filed 2003-07-24
CIK 800082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                               Amendment No. 1 on
                    FORM 10-K/ATO ANNUAL REPORT ON FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from           to          .
                                            ---------    ---------

                         Commission file number: 0-14950

                              Argonaut Group, Inc.
             (Exact name of Registrant as specified in its charter)

                   Delaware                                  95-4057601
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

         10101 Reunion Place, Suite 500
                San Antonio, Texas                              78216
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argonaut Group, Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003

                               Argonaut Group, Inc
                        Amendment No. 1 on Form 10-K/A to
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2002

                                TABLE OF CONTENTS

                                     PART 1
                                                                                          Page
                                                                                          ----
Item    1.   Business..................................................................     3
Item    2.   Properties................................................................    15
Item    3.   Legal Proceedings.........................................................    15
Item    4.   Submission of Matters to a Vote of Security Holders.......................    17

                                     PART II

Item    5.   Market for Registrant's Common Equity and Related
                Stockholder Matters....................................................    17
Item    6.   Selected Financial Data...................................................    18
Item    7.   Management's Discussion and Analysis of Results of Operations
                and Financial Condition................................................    19
Item   7A.   Quantitative and Qualitative Disclosures about Market Risk................    38
Item    8.   Financial Statements and Supplementary Data...............................    39
Item    9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure...............................................    39

                                    PART III

Item   10.   Directors and Executive Officers of the Registrant........................    39
Item   11.   Executive Compensation....................................................    39
Item   12.   Security Ownership of Certain Beneficial Owners and Management............    40
Item   13.   Certain Relationships and Related Transactions............................    40
Item   14.   Controls and Procedures...................................................    40

                                     PART IV

Item   15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    40

Explanatory Note

This Amendment No. 1 to the Annual Report filed on Form 10-K/A is being filed to amend the following disclosures:

     . Adding additional disclosures to Part I, Item 1 - Reinsurance, on page 9; . Clarifying the footnotes to Table II on page 13;
     . Adding additional disclosure to Part I, Item 1 - Reserves for Losses and
       Loss Adjustment Expenses on page 14;
     . Adding additional disclosure to Part I, Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition - Overview on page 20;
     . Adding additional disclosure to Part I, Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition
       - Segment Results, Run-off lines on page 29; and
     . Correcting an error in the unaudited table in footnote 19 - Acquisitions on page F-32.

Forward Looking Statements

This report on Form 10-K/A contains "forward looking statements", including but not limited to, those under Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Conditions" section relating to liquidity and capital resources, significant accounting policies, the discussion of asbestos and environmental liability claims, the notes to the consolidated financial statements, and other sections herein, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on Argonaut Group, Inc.'s (the "Company") current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company's public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

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

On February 4, 2003, Standard & Poors Ratings Services ("S&P") announced it was lowering the Company's counterparty credit and financial strength ratings to 'BBB+' from 'A'. S&P stated that the reduction of the rating was based on declines in the Company's capitalization.

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

The Company entered into a retroactive adverse loss development reinsurance agreement ("the agreement") with Inter-Ocean N.A. Reinsurance Company, Ltd. ("Inter-Ocean") effective December 31, 2002 for the workers' compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. The ceded losses for adverse development are calculated on a tiered structure and subject to certain limitations. The overall adverse development coverage of $119.0 million is in the following layers:

     First $90.0 million of Adverse Development - 100% covered ($90.0 million of coverage)
     Next $40.0 million of Adverse Development - 25% covered ($10.0 million of coverage)
     Next $20.0 million of Adverse Development - 50% covered ($10.0 million of coverage)
     Next $15.0 million of Adverse Development - 60% covered ($9.0 million of coverage)

The primary limitation relate to asbestos, environmental and other latent losses, which are as follows.

     First $40 million of adverse development is available to be ceded under the agreement
     Next $15 million of adverse development is retained by the Company under the agreement
     Next $25 million of adverse development is available to be ceded under the agreement
     Remaining adverse development is retained by the Company under the agreement

Due to the long-term nature of this contract, management determined it was prudent to provide for a commutation provision should business conditions warrant. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive. Should future adverse development be minimal it could be economical for the Company to commute the agreement depending on the funds withheld balance. The funds withheld balance is credited at the greater of (1) the five year treasury strip rate plus 2.0% or
(2) 4.5%. The interest rate is adjusted quarterly. The funds withheld balance is payable to the reinsurers, less losses paid and profit share, if the agreement is not commuted by December 31, 2017. In addition, the funds withheld balance, less losses paid and profit share, is required to be placed in a trust for the benefit of the reinsurer should the Company's A.M. Best Rating fall below B++ (currently at A) or Statutory Surplus fall below $193.5 million (at $258.0 million as of 12/31/02).

At December 31, 2002, the Company ceded $165 million of carried reserves. Related to those cessions, the Company also recorded $118.5 million as reinsurance funds withheld, $6.5 million as ceded reinsurance payable, and $40.0 million as deferred gain pursuant to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The deferred gain will be amortized over the estimated settlement period using the interest method also in accordance with SFAS No. 113.

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

Table I

 Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)
                              (Net of Reinsurance)

                            1993       1994       1995       1996      1997     1998      1999      2000      2001     2002
                          --------   --------   --------   --------   ------   -------   -------   -------   ------   ------
Reserves for Losses
   and LAE (a)            $1,107.6   $  976.6   $  858.1   $  951.0   $884.0   $ 763.2   $ 706.5   $ 757.6   $929.6   $838.2
Cumulative Amount
   Paid as of: (b)
   1 year later           $  259.9   $  239.7   $  214.2   $  179.0   $172.7   $ 149.8   $ 160.9   $ 154.0   $200.2
   2 years later             444.7      417.9      356.2      309.7    278.7     274.0     282.8     255.1
   3 years later             588.8      531.5      468.6      392.7    374.1     373.6     366.3
   4 years later             684.1      623.9      537.9      469.5    452.4     442.8
   5 years later             758.5      682.9      606.2      537.9    511.8
   6 years later             814.8      742.4      668.8      589.8
   7 years later             864.8      799.2      717.4
   8 years later             915.3      844.4
   9 years later             958.0

Reserves Re-estimated
   as of:
   1 year later           $1,086.8   $  996.5   $1,073.6   $  934.0   $819.2   $ 785.4   $ 833.9   $ 773.2   $991.6
   2 years later           1,083.0    1,180.8    1,038.9      895.5    851.1     884.3     835.6     820.3
   3 years later           1,283.4    1,159.2    1.014.1      916.0    922.8     879.8     889.4
   4 years later           1,277.3    1,152.5    1,033.8      979.4    917.9     934.5
   5 years later           1,268.2    1,154.6    1,092.6      972.5    973.5
   6 years later           1,262.2    1,202.0    1,082.8    1,024.9
   7 years later           1,299.8    1,190.8    1,136.8
   8 years later           1,282.8    1,246.0
   9 years later           1,339.6

Cumulative (Deficiency)
Redundancy: (c)           $ (232.0)  $ (269.4)  $ (278.7)  $  (73.9)  $(89.5)  $(171.3)  $(182.9)  $ (62.7)  $(62.0)

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

Table II

 Analysis or Losses and Loss Adjustment Expense (LAE) Development (in millions)
                         (Direct and Assumed Insurance)

                           1993       1994       1995       1996      1997        1998       1999       2000       2001       2002
                         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Reserves for Losses
   and LAE (a)           $1,284.1   $1,161.5   $1,026.1   $1,158.8   $1,063.2   $  935.8   $  897.4   $  930.7   $1,147.8   $1,281.6

Cumulative Amount
 Paid as of: (b)
   1 year later          $  288.3   $  267.5   $  245.2   $  234.7   $  197.0   $  177.8   $  218.9   $  190.0   $  246.0
   2 years later            499.3      474.8      437.8      389.3      329.6      358.2      375.2      316.1
   3 years later            668.9      625.4      572.1      498.5      479.0      490.8      481.6
   4 years later            787.9      737.5      665.5      617.0      588.5      580.1
   5 years later            881.4      817.9      774.0      712.1      666.8
   6 years later            951.1      916.0      861.6      782.5
   7 years later          1,039.2      996.5      928.6
   8 years later          1,113.1    1.059.7
   9 years later          1,173.5

Reserves Re-estimated
   as of:
   1 year later          $1,291.7   $1,179.7   $1.300.3   $1,159.7   $1,006.2   $  990.1   $1,048.3   $  966.2   $1,265.3
   2 years later          1,278.8    1,423.1    1,282.8    1,134.3    1,069.7    1,108.6    1,063.3    1,061.3
   3 years later          1,533.8    1,404.1    1.267.2    1,182.5    1,156.5    1,115.1    1,167.6
   4 years later          1,526.6    1,412.1    1,317.3    1,248.4    1,162.3    1,219.4
   5 years later          1,532.5    1,440.9    1.379.7    1,251.9    1,268.3
   6 years later          1,546.4    1,489.9    1,380.7    1,354.4
   7 years later          1,585.5    1,488.4    1,483.7
   8 years later          1,578.7    1,592.1
   9 years later          1,683.5

Cumulative (Deficiency)
   Redundancy: (c)       $ (399.4)  $ (430.6)  $ (457.6)  $ (195.6)  $ (205.1)  $ (283.6)  $ (270.2)  $ (130.6)  $ (117.5)

(a)  Gross reserves for losses and LAE, prior to the effects of reinsurance

(b)  Cumulative gross amounts paid, prior to the effect of reinsurance

(c) Represents changes of gross reserves between the original estimate of the indicated year and the reserve re-estimate as of the end of the current year. Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year end to remaining estimated unpaid losses and LAE for each year.

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

Loss deterioration recognized in 2000 increased due to poor experience in the workers' compensation line of business. In particular, loss experience in the State of California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999, and continuing through 2000 the workers' compensation industry in California reported results that worsened with each quarter. The impact of the legal ruling increased claim costs for California workers' compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker's physician complete control in determining all aspects of a workers' compensation leave and return, eliminating any input from insurers. The full effect of the legal changes was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers' claims. It took many months before the injured workers went through the system with a claim coming under the law and subsequent claims are administered according to the new standard. As a result, loss estimates established by the Company, and the industry, in prior years proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased net workers compensation loss and loss adjustment expense reserves by $124.0 million during 2000, of which $29.1 million related to the 1999 accident year, $27.5 million related to the 1998 accident year and $13.4 million related to the 1997 accident year. The balance was spread over a number of years, dating back to 1990. A reasonable possibility exists that the claims experience could be the indication of an unfavorable trend which would require the Company to record additional reserves. Adverse development on these claims continued into 2001, though ata greatly reduced rate. During 2001, the Company recorded an additional $7.0 million in net loss and loss adjustment expense reserves related to its specialty workers' compensation segment.

     In the quarter ended September 30, 1996 the Company increased reserves for asbestos and environmental exposure and construction defect exposure by approximately $200 million for general liability coverage written in the 1970's and into the mid 1980's. This increase to loss reserves resulted in adverse loss development for those accident years (see Table I and Table II Analysis of Losses and Loss Adjustment Expense Development). The reasons for the significant reserve increase included the following industry developments: (1) the industry's ultimate exposure to pollution liability was finally judged to be quantifiable. It was said that virtually all pollution sites had been identified, clean up costs were judged easier to calculate, and there was more stable legal precedent on apportionment among potentially responsible parties, primary carriers, excess carriers and reinsurers; (2) claims were reaching levels where reinsurers were notified of the exposure; and (3) industry estimates of asbestos and environmental reserves were twice what they were in early 1996. In establishing the liability for unpaid claims and claim adjustment expenses related to asbestos-related illness and toxic waste cleaning, Argonaut management considered facts currently known and the current state of the law and coverage litigation. Liabilities were recognized for known claims when sufficient information had been developed to indicate the involvement of a specific insurance policy, and management could reasonably estimate its liability.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock trades on the NASDAQ National Market under the symbol "AGII." The following table sets forth the range of high and low sales prices for the Company's common stock for fiscal year 2002 and 2001:

                       2002            2001
                  -------------   -------------
                   High    Low     High    Low
                  -----   -----   -----   -----
First Quarter     22.89   18.17   21.25   13.50
Second Quarter    23.50   17.43   20.19   14.50
Third Quarter     23.55   15.05   20.10   13.46
Fourth Quarter    18.23   13.20   19.81   14.85

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

Item 6. Selected Financial Data

The following selected financial data are derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operation and Financial Condition", included under Item 7 on pages 18 - 35 and the financial statements and notes thereto, included in Item 8 "Financial Statements and Supplementary Data" on pages 36.

                                                      For the Years Ended December 31,
                                           ----------------------------------------------------
(in millions except per share amounts)       2002       2001       2000       1999       1998
-------------------------------------      --------   --------   --------   --------   --------
Statement of Operations Data
Gross written premiums                     $  622.1   $  272.1   $  186.1   $  140.3   $  162.7
Net written premiums                          484.0      219.6      163.9      122.2      144.1
                                           --------   --------   --------   --------   --------
Earned Premiums                               378.4      221.9      124.6       93.0      138.5
Net investment income                          52.9       53.6       62.0       68.5       77.4
Gains on sales of investments                  26.6       17.1       23.3        2.8       51.2
                                           --------   --------   --------   --------   --------
Total revenue                                 457.9      292.6      209.9      164.3      267.1

Losses and loss adjustment expenses           334.6      189.7      247.6      121.4       95.1
Underwriting, acquisition and insurance
   expense                                    144.4       99.6       91.5       68.4       78.5
                                           --------   --------   --------   --------   --------
Total expenses                                479.0      289.3      339.1      189.8      173.6

Income (loss) before income taxes             (21.1)       3.3     (129.2)     (25.5)      93.5
Provision (benefit) for income taxes           65.9        0.4      (45.9)     (10.3)      30.8
                                           --------   --------   --------   --------   --------
Net income (loss)                          $  (87.0)  $    2.9   $  (83.3)  $  (15.2)  $   62.7
                                           ========   ========   ========   ========   ========
Net income (loss) per common share:
   Basic                                   $  (4.04)  $   0.13   $  (3.77)  $  (0.64)  $   2.62
                                           ========   ========   ========   ========   ========
   Diluted                                 $  (4.04)  $   0.13   $  (3.77)  $  (0.64)  $   2.61
                                           ========   ========   ========   ========   ========
Balance Sheet Data

Invested assets                            $1,181.3   $1,153.2   $1,085.5   $1,175.9   $1,372.8
Total assets                               $2,208.9   $1,863.2   $1,568.3   $1,625.1   $1,823.0

Reserves for losses and loss adjustment
expense                                    $1,281.6   $1,147.8   $  930.7   $  897.4   $  935.8
Shareholders'equity                        $  327.7   $  447.5   $  501.1   $  628.4   $  754.4

Cash dividends declared per common share   $   0.45   $   1.38   $   1.64   $   1.64   $   1.64

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

The fair value of the reserve for loss and loss adjustment expenses was determined by applying the following procedures:

     1. A consulting actuary was engaged to review the reserves for loss and loss adjustment expenses. Such analysis included but was not limited to a review of internal and external actuarial data, interviews with claims personnel, analysis of loss payout patterns as well as historical loss trends. The result of this analysis provided the Company with its best estimate of Front Royal, Inc.'s reserve for loss and loss adjustment expenses and was consistent with the historical financial statements of Front Royal, Inc.

     2. The Company's consulting actuary and management analyzed the fair value of the reserve for loss and loss adjustment expenses by first applying a risk margin to stated reserves. A risk margin incorporates the inherent variability in the reserve for losses and loss adjustment expenses for the particular lines of business underwritten by an insurer. In order to determine the risk margin management reviewed the risk charge as calculated in the acquired companies' Risk Based Capital calculation ("RBC" see liquidity and capital resources). RBC utilizes industry data for the respective lines of business as well as company specific data and applies a risk charge to such lines of business based on historical development over the most recent ten years. The risk charge of approximately 10% was then applied to the stated reserves in order to estimate the value of the reserve for loss and loss adjustment expenses utilizing the RBC factors. A discount factor was then applied to the reserves utilizing the historical payout patterns of the insurance companies acquired. The approximate yield on the investment portfolio of the acquired insurance companies reflects an average yield on securities held by the companies to meet the obligations of the underlying loss liabilities as they are paid. This was the discount rate applied and approximated 5%. The result of this analysis indicated the reserve for loss and loss adjustment expenses as stated in the Front Royal, Inc. financial statements approximated fair value. Accordingly, the stated value of the reserve for loss and loss adjustment expenses represented fair market value for purposes of applying purchase accounting principles.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                         Years ended December 31,
                                        -------------------------
(in milliions)                           2002     2001      2000
--------------                          ------   ------   -------
Gross written premiums                  $622.1   $272.1   $ 186.1
                                        ======   ======   =======
Earned premiums                         $378.4   $221.9   $ 124.6
Net investment income                     52.9     53.6      62.0
Realized investment gains, net            26.6     17.1      23.3
                                        ------   ------   -------
   Total revenue                        $457.9   $292.6   $ 209.9
                                        ======   ======   =======
Income (loss) before taxes               (21.1)     3.3    (129.2)
Provision (benefit) for income taxes      65.9      0.4     (45.9)
                                        ------   ------   -------
Net income (loss)                       $(87.0)  $  2.9   $ (83.3)
                                        ======   ======   =======
Combined ratio                           126.6%   130.3%    272.2%
                                        ======   ======   =======

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

The following table summarizes the results of operations for the excess and surplus segment:

                                      Years ended December 31,
                                      ------------------------
(in millions)                               2002    2001
                                           ------   -----
Gross written premiums                     $257.9   $50.5
                                           ======   =====
Premiums earned                             152.3    36.8
Losses and loss adjustment expenses          96.6    22.3
Underwriting expense                         47.6    12.3
                                           ------   -----
   Underwriting income                        8.1     2.2

Interest income, net                         10.4     3.3
                                           ------   -----
   Segment income                          $ 18.5   $ 5.5
                                           ======   =====
Combined ratio                               94.7%   94.0%
                                           ======   =====

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

                                      Years ended December 31,
                                      ------------------------
(in millions)                          2002     2001     2000
                                      ------   ------   ------
Gross written premiums                $128.5   $ 64.6   $ 38.5
                                      ======   ======   ======
Premiums earned                        105.4     54.5     29.8
Losses and loss adjustment expenses     74.8     40.3     28.2
Underwriting expense                    30.3     15.9     13.8
                                      ------   ------   ------
Underwriting income                      0.3     (1.7)   (12.2)

Interest income, net                    10.2      6.7      5.6
                                      ------   ------   ------
Segment results                       $ 10.5   $  5.0   $ (6.6)
                                      ======   ======   ======
Combined ratio                          99.7%   103.0%   140.9%
                                      ======   ======   ======

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

The following table summarizes the results of operations for the specialty workers' compensation segment:

                                       Years ended December 31,
                                      -------------------------
(in millions)                          2002     2001     2000
                                      ------   ------   -------
Gross written premiums                $201.9   $145.7   $ 146.0
                                      ======   ======   =======
Premiums earned                        109.2    126.5      94.6
Losses and loss adjustment expenses     94.5    129.2     207.3
Underwriting expense                    52.1     54.3      71.8
                                      ------   ------   -------
   Underwriting loss                   (37.4)   (57.0)   (184.5)

Interest income, net                    31.4     42.5      56.0
                                      ------   ------   -------
   Segment loss                       $ (6.0)  $(14.5)  $(128.5)
                                      ======   ======   =======
Combined ratio                         134.2%   145.1%    295.0%
                                      ======   ======   =======

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

As of December 31, 2002, 2001 and 2000, the following is certain claims data with respect to specialty workers' compensation:

                                               2002      2001      2000
                                              -------   -------   -------
Open claims                                    10,354    11,485    12,209
Claims closed during year                      13,885    17,246    21,896
Average net paid loss on closed claims        $ 6,042   $ 5,840   $ 4,886
Average net outstanding loss on open claims   $29,812   $30,206   $26,040

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

The following table summarizes the results of operations for the public entity segment:

                                      Years ended December 31,
                                      ------------------------
(in millions)                          2002     2001     2000
                                      ------   ------   ------
Gross written premiums                $ 33.8   $ 12.7    $ 1.5
                                      ======   ======   ======
Earned premiums                         11.5      4.1      0.2
Losses and loss adjustment expenses      8.1      3.0      0.2
Underwriting expense                     3.7      1.1      0.3
                                      ------   ------   ------
   Underwriting loss                    (0.3)      --     (0.3)

Interest income, net                     0.6      0.1       --
                                      ------   ------   ------
   Segment profit (loss)              $  0.3   $  0.1    $(0.3)
                                      ======   ======   ======
Combined ratio                         102.3%   101.0%    NM(1)
                                      ======   ======   ======

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

(in millions)                               2002     2001     2000
------------                               ------   ------   ------
Asbestos:
   Direct written
      Case reserves                        $ 15.9   $ 16.2   $ 20.6
      ULAE                                    4.3      1.5      1.2
      IBNR                                   70.4      8.3      2.9
                                           ------   ------   ------
         Total direct written reserves       90.6     26.0     24.7
   Assumed domestic
      Case reserves                        $ 28.8   $ 25.3   $ 24.9
      ULAE                                    3.2      4.0      4.3
      IBNR                                   43.5     31.2     33.7
                                           ------   ------   ------
         Total assumed domestic reserves     75.5     60.5     62.9
   Assumed London
      Case reserves                          13.0     12.1     11.1
      ULAE                                    1.4      1.1      1.1
      IBNR                                   19.3      6.4      6.4
                                           ------   ------   ------
         Total assumed London reserves       33.7     19.6     18.6
                                           ------   ------   ------
            Total asbestos reserves         199.8    106.1    106.2
Environmental:
   Case reserves                             17.8     20.0     25.6
   ULAE                                       1.4      4.4      6.4
   IBNR                                      17.5     37.7     54.9
                                           ------   ------   ------
         Total environmental reserves        36.7     62.1     86.9
Other run-off lines                          56.1     56.2     63.6
                                           ------   ------   ------
Total reserves - ruin-off lines            $292.6   $224.4   $256.7
                                           ======   ======   ======

The following table represents a reconciliation of total gross and net reserves for the run-off lines for each of the years in the three-year period ended December 31, 2002. Amounts in the net column are reduced by reinsurance recoverables.

(in millions)                                   2002              2001              2000
------------                              ---------------   ---------------   ---------------
                                           Gross     Net     Gross     Net     Gross     Net
                                          ------   ------   ------   ------   ------   ------
Environmental and asbestos:
   Loss reserves, beginning of the year   $168.2   $130.7   $193.1   $152.3   $231.5   $164.5
   Incurred losses                          93.1     61.4      5.9     (5.8)     8.5      9.1
   Losses paid                              24.7     13.8     30.9     15.8     46.9     21.4
                                          ------   ------   ------   ------   ------   ------
Loss reserves - environmental and
   asbestos, end of the year               236.5    178.3    168.2    130.7    193.1    152.3
Other run-off lines                         56.1     44.1     56.2     49.1     63.6     54.9
Net reserves ceded - retroactive
   reinsurance contract                       --    (40.0)      --       --       --       --
                                          ------   ------   ------   ------   ------   ------
Total reserves - run-off lines            $292.6   $182.4   $224.4   $179.8   $256.7   $207.2
                                          ======   ======   ======   ======   ======   ======

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

Total reserves for environmental and asbestos claims were $178.3 million, net of reinsurance. Management uses various actuarial methods to determine the potential range of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $117.6 million to $300.6 million. In determining their best estimate, management primarily relied on the report year method. The report year method relies the most heavily on the Company's historical claims and severity information, whereas other methods rely more heavily on industry information. This method produces an estimate of losses which have been incurred but not yet reported based on projections of numbers of future claims and the average severity for those future claims. The severities were calculated based on Argonaut specific data and in management's opinion best reflect Argonaut liabilities based upon the insurance policies issued. As a result of this reserve increase, the reserve for incurred but not reported environmental and asbestos claims (net of reinsurance) at December 31, 2002, was $102.1 million for total environmental and asbestos reserves, compared to $58.2 million as of December 31, 2001. The reserve for incurred but not reported claims for the remaining run-off lines (net of reinsurance) was $15.3 million as of December 31, 2002, compared to $18.8 million as of December 31, 2001.

The following table represents a reconciliation of environmental and asbestos claims outstanding for each of the years in the three-year period ended December 31, 2002.

                                      2002    2001    2000
                                     -----   -----   ------
Open claims, beginning of the year   8,291   8,742   10,409
Claims closed during the year        1,376   1,511    3,166
Claims opened during the year        1,325   1,060    1,499
                                     -----   -----   ------
Open claim end of the year           8,240   8,291    8,742
                                     =====   =====   ======

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2002.

(in millions)                      2002    2001    2000
------------                      -----   -----   -----
Gross payments on closed claims   $ 0.4   $ 5.2   $14.3
Gross payments on open claims      24.3    25.7    32.6
                                  -----   -----   -----
Total gross payments              $24.7   $30.9   $46.9
                                  =====   =====   =====

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

     . An analysis of the conditions that contributed to the company's financial condition;
     .    Proposals to improve Argonaut Insurance Company's RBC;
     . Projections of the company's financial results, such as operating income, net income, capital and surplus, with and without proposed corrective actions;
     . Key assumptions underlying the projections and their related sensitivity; and
     .    Quality of and problems with the company's business.

The following factors contributed to deterioration of the Company's RBC ratio during the year ended December 31, 2002:

     .    Reserve increases for asbestos and environmental liabilities;
     .    Declines in the fair value of the equity portfolio;
     .    High rate of growth in gross written premiums; and
     .    Losses in the specialty workers' compensation segment.

Argonaut Insurance Company's plan to increase RBC includes:

     .    Reducing its exposure to the equity markets;
     . Selling certain real estate holdings that will result in realized gains and therefore increase surplus;
     .    Scaling back operations of the less profitable business segments; and
     .    Pursuing capital raising avenues.

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

Interest Rate Sensitivity Analysis

                                                               Base
                                    -300     -200     -100     Case     100      200      300
                                   ------   ------   ------   ------   ------   ------   ------
Book Yield                            5.0%     5.0%     5.0%     5.0%     5.1%     5.1      5.2%
Market Yield                          3.4%     3.4%     3.4%     3.6%     3.7%     3.7%     3.7%
Average Life (years)                  5.1      5.1      5.1      5.2      5.4      5.5      5.6
Option Adjusted Duration (years)      3.5      3.6      3.6      3.5      3.5      3.6      3.7
Market Value                       $985.3   $955.8   $923.8   $892.6   $861.0   $829.1   $798.3

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has two equity based compensation plans, the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the Argonaut Group, Inc. Non-Employee Director Stock Option Plan. The following table sets forth information as of December 31, 2002 concerning the Company's equity compensation plans, each of which was approved by the shareholders:

                                    Number of           Weighted_
                                Securities To Be       Average Per            Number of Securities
                                   Issued Upon        Share Exercise        Remaining Available For
                                   Exercise of           Price of            Future Issuance Under
                                   Outstanding          Outstanding       Equity Compensation Plans
                                Options, Warrants   Options, Warrants        (Excluding Securities
         Plan Category              and Rights          and Rights      Reflected in the First Column)
-----------------------------   -----------------   -----------------   ------------------------------
Equity compensation plans
  approved by shareholders          2,043,350            $20.40                    1,882,630

Equity compensation plans not
  approved by shareholders                 --                --                           --

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

3.1 Composite Copy of Certificate of Incorporation of Registrant (previously filed).

3.2  Amended and Restated Bylaws of the Registrant (previously filed).

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

10.10 Employee Stock Investment Plan (incorporated by reference to the Exhibit
      4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999).

10.11 Stock Purchase Agreement By and Among Queensway Financial Holdings Limited, Queensway Holdings, Inc., Hermitage Insurance Company, North Pointe Financial Services, Inc., Universal Fire And Casualty Insurance Company, Argonaut Specialty Group, Inc., and Argonaut Insurance Company (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001.) Dated as of April 12, 2001.

10.12 Agreement and Plan of Merger By and Among Argonaut Insurance Company, Argonaut Midwest Insurance Company, Argonaut Acquisition Corp. and Front Royal, Inc. (incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001.) Dated as of May 7, 2001.


10.13 Argonaut Group, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's registration statement on Form S-8 (File No. 333-43228)).

21. Subsidiaries of Registrant, as amended (incorporated by reference to the Exhibit 21 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.)

23.   Consent of Independent Auditors - Ernst & Young LLP (previously filed).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized

                                     Argonaut Group, Inc.
                                     (Registrant)


                                     /s/ Mark W. Haushill
                                     -------------------------------------------
                                     Mark W. Haushill
                                     Vice President, Chief Financial Officer and
                                        Treasurer (principal financial and
                                        accounting  officer)

Dated:  July 23, 2003

                            CERTIFICATE OF COMPLIANCE

I, Mark E. Watson III, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Argonaut Group, Inc.;

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

     CERTIFIED this 23rd day of July, 2003.


                                       /s/ Mark E. Watson III
                                       -----------------------------------------
                                           Mark E. Watson III
                                           President and Chief Executive Officer

                            CERTIFICATE OF COMPLIANCE

I, Mark W. Haushill, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Argonaut Group, Inc.;

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

     CERTIFIED this 23rd day of July, 2003


                                       /s/ Mark W. Haushill
                                       -----------------------------------------
                                           Mark W. Haushill
                                           Vice President
                                           Chief Financial Officer and Treasurer

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


                                                        /s/  ARTHUR ANDERSEN LLP
                                                        ------------------------

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

                              ARGONAUT GROUP, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)

BALANCE SHEETS

                                                                 December 31,
                                                               ---------------
                                                                2002     2001
                                                               ------   ------
Assets
   Short-term investments                                      $   --   $  4.4
   Cash & cash equivalents                                        1.9      0.1
   Investment in subsidiaries                                   344.7    453.8
   Cost in excess of net assets purchased                        27.4     27.4
   Deferred federal income taxes                                (17.4)    (6.7)
   Other assets                                                   8.1      8.8
                                                               ------   ------
      Total Assets                                             $364.7   $487.8
                                                               ======   ======

Liabilities & Shareholders' Equity
   Income taxes payable                                        $  6.6   $  3.1
   Other liabilities                                              1.8      2.3
   Due to subsidiaries                                           28.6     34.9
                                                               ------   ------
      Total Liabilities                                          37.0     40.3
   Shareholders Equity                                          327.7    447.5
                                                               ------   ------
      Total Liabilities and Shareholders' Equity               $364.7   $487.8
                                                               ======   ======

STATEMENTS OF OPERATIONS

                                                          For The Year Ended December 31,
                                                          -------------------------------
                                                               2002     2001    2000
                                                              ------   -----   ------
Revenues                                                      $  0.5   $(0.5)     3.8
                                                              ------   -----   ------
Expenses:
   Amortization of cost in excess of net assets                   --     2.8      2.8
   Other expenses                                                9.8     4.1      9.5
                                                              ------   -----   ------
   Total operating expenses                                      9.8     6.9     12.3
                                                              ------   -----   ------

Loss before tax and undistributed earnings                      (9.3)   (7.4)    (8.5)
Provision (benefit) for income taxes                             3.1    (1.2)    (4.5)
                                                              ------   -----   ------
Net loss before equity in earnings of subsidiaries             (12.4)   (6.2)    (4.0)
Equity in undistributed earnings (loss) of subsidiaries        (74.6)    9.1    (79.3)
                                                              ------   -----   ------
Net Income (loss)                                             $(87.0)  $ 2.9   $(83.3)
                                                              ======   =====   ======

                              ARGONAUT GROUP, INC.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 ($ in millions)

STATEMENTS OF CASH FLOWS

                                                          For The Years Ended
                                                              December 31,
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
Cash flows from operating activities:
   Net income (loss)                                    $(87.0)  $  2.9   $(83.3)
   Adjustments to reconcile net income (loss) to
      net cash provided by operations:
      Amortization                                         0.6      2.8      2.8
      Undistributed loss (earnings) in subsidiaries       74.6     (9.1)    79.3
      Dividend from subsidiary                            11.5     34.1     50.6
      Decrease in deferred federal income taxes
         receivable                                       10.6      3.2      6.9
      Increase (decrease) in due from/to subsidiaries     (6.3)     2.1     (3.2)
      Increase (decrease) in income taxes payable          3.5     (0.5)     2.8
      Other, net                                           3.6      0.9     (8.3)
                                                        ------   ------   ------
   Net cash provided by operations                        11.1     36.4     47.6
                                                        ------   ------   ------

Cash flows from investing activities:
      Increase acquisition of fixed assets                (1.0)      --       --
      Decrease (increase) in short-term investments        4.4     (3.4)    (0.9)
                                                        ------   ------   ------
   Net cash provided (used) by investing activities        3.4     (3.4)    (0.9)
                                                        ------   ------   ------

Cash flows from financing activities:
      Repurchase of common stock                            --     (3.2)   (10.6)
      Payment of cash dividend                           (13.1)   (29.8)   (36.2)
      Exercise of stock options                            0.4       --       --
                                                        ------   ------   ------
   Net cash used by financing activities                 (12.7)   (33.0)   (46.8)
                                                        ------   ------   ------

Increase (decrease) in cash & cash equivalents             1.8      0.0     (0.1)
Cash & cash equivalents, beginning of period               0.1      0.1      0.2
                                                        ------   ------   ------
Cash & cash equivalents, end of period                  $  1.9   $  0.1   $  0.1
                                                        ======   ======   ======

                               ARGONAUT GROUP, INC.
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                  Years Ended December 31, 2002, 2001 and 2000
                                 ($ in millions)

                                                                                            Amortization
                                         Future           Premium  Net Invest.  Ben, Loss,   (Deferral)    Other      Premiums
                                  DAC   Benefits   UPR    Revenue    Income      & LAE          DPAC      Insur. Exp   Written
       Segment                    (a)      (b)     (c)      (d)      (e)(1)       (f)           (g)        (h)(2)       (i)
-------------------------------  -----  --------  ------  -------  -----------  ----------  ------------  ----------  --------
Year Ended December 31, 2002

Excess & Surplus Lines           $30.8  $  180.1  $134.7   $152.3     $10.4       $ 96.6      $(15.1)       $ 62.7     $219.3
Specialty Commercial              10.9     172.2    61.3    105.4      10.2         74.8        (2.6)         32.9      111.0
Specialty Workers' Compensation   13.0     630.0    88.9    109.2      31.4         94.5       (13.0)         65.1      134.2
Public Entity                       --       6.7      --     11.5       0.6          8.1        (1.7)          5.4       19.5
Run-off Lines                       --     292.6      --       --        --         60.6          --           7.2         --
Corporate & Other                   --        --      --       --       0.3           --          --           3.5         --
                                 -----  --------  ------   ------     -----       ------      ------        ------     ------
                                 $54.7  $1,281.6  $284.9   $378.4     $52.9       $334.6      $(32.4)       $176.8     $484.0
                                 =====  ========  ======   ======     =====       ======      ======        ======     ======

Year Ended December 31, 2001

Excess & Surplus Lines           $15.7  $  138.7  $ 64.1   $ 36.8     $ 3.3       $ 22.3      $   --        $ 12.3     $ 39.8
Specialty Commercial               6.6     156.9    43.3     54.5       6.7         40.3        (1.2)         17.1       55.3
Specialty Workers' Compensation     --     622.2    56.3    126.5      42.5        129.2          --          54.4      118.0
Public Entity                       --       5.6      --      4.1       0.2          3.0        (0.8)          2.0        6.5
Run-off Lines                       --     224.4      --       --        --         (5.1)         --           5.1         --
Corporate & Other                   --        --      --       --       0.9           --          --          10.8         --
                                 -----  --------  ------   ------     -----       ------      ------        ------     ------
                                 $22.3  $1,147.8  $163.7   $221.9     $53.6       $189.7      $ (2.0)       $101.6     $219.6
                                 =====  ========  ======   ======     =====       ======      ======        ======     ======

Year Ended December 31, 2000

Excess & Surplus Lines           $  --  $     --  $   --   $   --     $  --       $   --      $   --        $   --     $   --
Specialty Commercial               0.2      51.1    19.4     29.8       5.6         28.2         1.7          12.1       32.7
Specialty Workers' Compensation     --     622.9    50.3     94.6      56.0        207.3         1.4          70.4      130.4
Public Entity                       --        --      --      0.2        --          0.2          --           0.3        0.8
Run-off Lines                       --     256.7      --       --        --         11.9          --            --         --
Corporate & Other                   --        --      --       --       0.4           --          --           5.6         --
                                 -----  --------  ------   ------     -----       ------      ------        ------     ------
                                 $ 0.2  $  930.7  $ 69.7   $124.6     $62.0       $247.6      $  3.1        $ 88.4     $163.9
                                 =====  ========  ======   ======     =====       ======      ======        ======     ======

(a)  Deferred Acquisition Costs
(b)  Future Policy Benefits, Claims and Claim Adjustment Expenses
(c)  Unearned Premiums
(d)  Premium Revenue, net (premiums earned)
(e)  Net Investment Income
(f)  Benefits, Claims and Claim Adjustment Expenses
(g)  Amortization of Deferred Policy Acquisition Costs
(h)  Other Insurance Expenses
(i)  Premiums Written, net
(1) Net investment income allocated based upon each segment's share of investable funds
(2) Other insurance expenses allocated based on specific identification, where possible, and related activities.

                              ARGONAUT GROUP, INC.
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)

                                                   Balance at   Charged to   Charged to
                                                    Beginning    Cost and       Other                   Balance at
                                                    of Period    Expense      Accounts    Deductions   End of Period
                                                   ----------   ----------   ----------   ----------   -------------
Year ended December 31, 2002
   Deducted form assets:
      Valuation allowance for deferred tax asset       $--        $71.9         $--          $--           $71.9
                                                       ===        =====         ===          ===           =====

                              ARGONAUT GROUP, INC.
                                   SCHEDULE VI
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 ($ in millions)

                                                                 Years Ended December 31,
                                                               ----------------------------
                                                                 2002       2001      2000
                                                               --------   --------   ------
Deferred acquisition costs                                     $   54.7   $   22.3   $  0.2
                                                               ========   ========   ======
Reserves for losses and loss adjustment expenses               $1,281.6   $1,147.8   $930.7
                                                               ========   ========   ======
Unamortized discount in reserves for losses                    $   45.4   $   45.9   $ 42.8
                                                               ========   ========   ======
Unearned premium                                               $  284.9   $  163.7   $ 69.7
                                                               ========   ========   ======
Premiums earned                                                $  378.4   $  221.9   $124.6
                                                               ========   ========   ======
Net investment income                                          $   52.9   $   53.6   $ 62.0
                                                               ========   ========   ======
Losses and loss adjustment expenses incurred:
     Current Year                                              $  272.6   $  172.5   $122.6
     Prior Years                                               $   62.0   $   17.2   $125.0
                                                               ========   ========   ======
Amortization (deferral) of policy acquisition costs            $  (32.4)  $   (2.0)  $  3.1
                                                               ========   ========   ======
Paid losses and loss adjustment expenses, net of reinsurance   $  261.0   $  214.9   $196.5
                                                               ========   ========   ======
Gross premiums written                                         $  622.1   $  272.1   $186.1
                                                               ========   ========   ======

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors -- Ernst & Young LLP.......................    F-2
Report of Independent Public Accountants -- Arthur Andersen LLP...........    F-3
Report of Independent Auditors -- Ernst & Young LLP for Front Royal, Inc..    F-4
Consolidated Financial Statements:
   Consolidated Balance Sheets............................................    F-5
   Consolidated Statements of Operations..................................    F-6
   Consolidated Statements of Comprehensive Income (Loss).................    F-7
   Consolidated Statements of Shareholders' Equity........................    F-8
   Consolidated Statements of Cash Flow...................................    F-9
   Notes to Consolidated Financial Statements.............................   F-10

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


                                                 /s/ ERNST & YOUNG LLP
                                                 -------------------------------

San Antonio, Texas
April 1, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Argonaut Group, Inc.:

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


                                                 /s/ ERNST & YOUNG LLP
                                                 -------------------------------

Richmond, Virginia
January 29, 2002

                              ARGONAUT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (in millions, except per share amounts)

                                                                    December 31,
                                                                -------------------
                                                                  2002       2001
                                                                --------   --------
               Assets
   Investments:
      Fixed maturities, available for sale, at fair value       $  894.1   $  779.4
         (cost: 2002 - $850.7; 2001 - $767.1)
      Equity securities, available for sale, at fair value         237.1      326.3
         (cost: 2002 - $149.2; 2001 - $175.6)
      Other long term, at fair value                                10.0        4.8
         (cost: 2002 - $10.8; 2001 - $5.2)
      Short-term investments, at fair value                         40.1       42.7
         (cost: 2002 - $40.1; 2001 - $42.7)
                                                                --------   --------
   Total investments                                             1,181.3    1,153.2
                                                                --------   --------

   Cash and cash equivalents                                        77.4       14.0
   Accrued investment income                                        13.0       12.5
   Receivables:
      Due from insureds                                            221.6      187.9
      Due from reinsurance                                         470.1      256.5
   Goodwill                                                        105.7      102.4
   Deferred federal income tax asset, net                           20.0       78.1
   Deferred acquisition costs                                       54.7       22.3
   Other assets                                                     65.1       36.3
                                                                --------   --------
            Total assets                                        $2,208.9   $1,863.2
                                                                ========   ========

         Liabilities and Shareholders' Equity

   Reserves for losses and loss adjustment expenses             $1,281.6   $1,147.8
   Unearned premiums                                               284.9      163.7
   Funds held                                                      163.6       33.7
   Accrued underwriting expenses                                    49.8       31.3
   Ceded reinsurance payable, net                                   34.0        6.2
   Deferred gain, retroactive reinsurance                           40.0         --
   Income taxes payable, net                                         1.5        5.0
   Other liabilities                                                25.8       28.0
                                                                --------   --------
            Total liabilities                                    1,881.2    1,415.7
                                                                --------   --------

Shareholders' equity:
   Common stock - $0.10 par, 35,000,000 shares authorized
      21,602,082 and 21,557,238 shares issued and outstanding
      at December 31, 2002 and 2001, respectively                    2.2        2.2
   Additional paid-in capital                                       96.4       93.6
   Retained earnings                                               145.9      246.0
   Deferred stock compensation                                      (1.7)        --
   Accumulated other comprehensive income                           84.9      105.7
                                                                --------   --------
Total shareholders' equity                                         327.7      447.5
                                                                --------   --------
         Total liabilities and shareholders' equity             $2,208.9   $1,863.2
                                                                ========   ========

See accompanying notes.

                              ARGONAUT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)

                                                     For the years ended December 31,
                                                     --------------------------------
                                                         2002     2001      2000
                                                        ------   ------    -------
Premiums and other revenue:
   Earned premiums                                      $378.4   $221.9    $ 124.6
   Net investment income                                  52.9     53.6       62.0
   Realized investment gains, net                         26.6     17.1       23.3
                                                        ------   ------    -------
Total revenue                                            457.9    292.6      209.9
                                                        ------   ------    -------

Expenses:
   Losses and loss adjustment expenses                   334.6    189.7      247.6
   Underwriting, acquisition and insurance expense       144.4     99.6       91.5
                                                        ------   ------    -------
Total expenses                                           479.0    289.3      339.1
                                                        ------   ------    -------

Income (loss) before income taxes                        (21.1)     3.3     (129.2)
Provision (benefit) for income taxes                      65.9      0.4      (45.9)
                                                        ------   ------    -------
Net income  (loss)                                      $(87.0)  $  2.9    $ (83.3)
                                                        ======   ======    =======

Net income (loss) per common share:
      Basic                                             $(4.04)  $ 0.13    $ (3.77)
                                                        ======   ======    =======
      Diluted                                           $(4.04)  $ 0.13    $ (3.77)
                                                        ======   ======    =======

See accompanying notes.

                              ARGONAUT GROUP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (in millions)

                                                       For the years ended December 31,
                                                       --------------------------------
                                                            2002      2001     2000
                                                           -------   ------   ------
Net income (loss)                                          $ (87.0)  $  2.9   $(83.3)
                                                           -------   ------   ------
Other comprehensive income (loss):
   Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                (5.4)   (19.0)    27.6
      Reclassification adjustment for gains included
         in net income or loss                               (26.6)   (17.1)   (23.3)
                                                           -------   ------   ------
Other comprehensive income (loss) before tax                 (32.0)   (36.1)     4.3
Income tax expense (benefit) related to other
   comprehensive income (loss)                               (11.2)   (12.6)     1.5
                                                           -------   ------   ------
Other comprehensive income (loss), net of tax                (20.8)   (23.5)     2.8
                                                           -------   ------   ------
Comprehensive loss                                         $(107.8)  $(20.6)  $(80.5)
                                                           =======   ======   ======

See accompanying notes

                              ARGONAUT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in millions except per share amounts)

                                                                                    Accumulated
                                            Additional                Deferred         Other
                                   Common    Paid-In     Retained       Stock      Comprehensive   Shareholders'
                                   Stock     Capital     Earnings   Compensation       Income          Equity
                                   ------   ----------   --------   ------------   -------------   -------------
Balance, January 1, 2000            $2.2      $96.8       $403.0       $  --          $126.4          $628.4
   Net loss                           --         --        (83.3)         --              --           (83.3)
   Change in net unrealized
      appreciation on securities      --         --           --          --             2.8             2.8
   Retirement of common stock         --       (2.4)        (8.2)         --              --           (10.6)
   Cash dividend ($1.64/share)        --         --        (36.2)         --              --           (36.2)
                                    ----      -----       ------       -----          ------          ------
Balance, December 31, 2000           2.2       94.4        275.3          --           129.2           501.1
   Net income                                                2.9                                         2.9
   Change in net unrealized
      appreciation on securities      --         --           --          --           (23.5)          (23.5)
   Retirement of common stock         --       (0.8)        (2.4)         --              --            (3.2)
   Cash dividend ($1.38/share)        --         --        (29.8)         --              --           (29.8)
                                    ----      -----       ------       -----          ------          ------
Balance, December 31, 2001           2.2       93.6        246.0          --           105.7           447.5
   Net loss                           --         --        (87.0)         --              --           (87.0)
   Change in net unrealized
      appreciation on securities      --         --           --          --           (20.8)          (20.8)
   Exercise of stock options          --        0.4           --          --              --             0.4
   Non vested stock, net of
      amortization                    --        2.4           --        (1.7)             --             0.7
   Cash dividend ($0.60/share)        --         --        (13.1)         --              --           (13.1)
                                    ----      -----       ------       -----          ------          ------
Balance, December 31, 2002          $2.2      $96.4       $145.9       $(1.7)         $ 84.9          $327.7
                                    ====      =====       ======       =====          ======          ======

See accompanying notes

                              ARGONAUT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (in millions)

                                                                  For the years ended December 31,
                                                                  --------------------------------
                                                                      2002      2001      2000
                                                                     -------   -------   ------
Cash flows from operating activities:
   Net income (loss)                                                 $ (87.0)  $   2.9   $(83.3)
   Adjustments to reconcile net income (loss) to
      net cash provided (used) by operations:
         Amortization and depreciation                                   7.4       7.3      5.4
         Deferred federal income tax expense (benefit)                  69.4      (0.7)   (46.9)
         Gains on sales of investments                                 (26.6)    (17.1)   (23.3)
   Change in:
      Accrued investment income                                         (0.5)      6.7      0.3
      Receivables                                                     (247.3)    (19.0)   (16.5)
      Unearned premiums on ceded reinsurance                           (12.8)     (8.4)    (2.7)
      Reserves for losses and loss adjustment expenses                 133.8     (16.9)    33.3
      Unearned premiums                                                121.2      15.3     25.8
      Deferred policy acquisition costs                                (32.4)    (22.1)     3.1
      Accrued underwriting expenses and funds held                     148.4       1.0      0.4
      Deferred gain, retroactive reinsurance                            40.0        --       --
      Other assets and liabilities, net                                  3.2      13.6     10.3
                                                                     -------   -------   ------
Cash provided (used) by operating activities                           116.8     (37.4)   (94.1)
                                                                     -------   -------   ------

Cash flows from investing activities:
   Sales of fixed maturity investments                                  65.7     280.0     64.9
   Maturities and mandatory calls of fixed maturity investments        176.1     295.3     16.1
   Sales of equity securities                                           69.6      78.5     87.5
   Purchases of fixed maturity investments                            (330.8)   (347.7)   (18.2)
   Purchases of equity securities                                      (15.2)    (33.9)   (28.4)
   Change in short-term investments                                      2.7      (2.9)    (7.5)
   Acquisition, net of cash received                                    (3.3)   (162.9)      --
   Other, net                                                           (5.5)     (2.9)     2.5
                                                                     -------   -------   ------
Cash (used) provided by investing activities                           (40.7)    103.5    116.9
                                                                     -------   -------   ------

Cash flows from financing activities:
   Retirement of common stock                                             --      (3.2)   (10.6)
   Stock options exercised                                               0.4        --       --
   Payment of cash dividend                                            (13.1)    (29.8)   (36.2)
   Repayment of debt                                                      --     (26.3)      --
                                                                     -------   -------   ------
Cash used by financing activities:                                     (12.7)    (59.3)   (46.8)
                                                                     -------   -------   ------

Change in cash and cash equivalents                                     63.4       6.8    (24.0)
Cash and cash equivalents, beginning of period                          14.0       7.2     31.2
                                                                     -------   -------   ------
Cash and cash equivalents, end of period                             $  77.4   $  14.0   $  7.2
                                                                     =======   =======   ======

Additional disclosure:
   Income taxes paid                                                 $   0.9   $   0.9   $ (5.8)
                                                                     =======   =======   ======

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Had SFAS No. 142 been adopted the first day of 2000, net income (loss) as of December 31 would have been adjusted as follows:

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions, except per share amounts)                   2002     2001     2000
--------------------------------------                   ------   -----   ------
Net income (loss) as reported                            $(87.0)  $ 2.9   $(83.3)
Add back: Goodwill amortization                              --     2.8      2.8
                                                         ------   -----   ------
Adjusted net income (loss)                               $(87.0)  $ 5.7   $(80.5)
                                                         ======   =====   ======

Net income (loss) per common share - basic
   As reported                                           $(4.04)  $0.13   $(3.77)
   Goodwill amortization                                     --    0.13     0.12
                                                         ------   -----   ------
Adjusted net income (loss) per common share - basic      $(4.04)  $0.26   $(3.65)
                                                         ======   =====   ======

Net income (loss) per common share - dilutive
   As reported                                           $(4.04)  $0.13   $(3.77)
   Goodwill amortization                                           0.13     0.12
                                                         ------   -----   ------
Adjusted net income (loss) per common share - dilutive   $(4.04)  $0.26   $(3.65)
                                                         ======   =====   ======

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

4. Investments

Gains and losses on sales and calls of investments for the years ended December 31, were as follows:

(in millions)               2002    2001    2000
------------                -----   -----   -----
Fixed maturities            $(1.2)  $(1.7)  $(0.6)
Equity securities            27.8    18.8    23.9
                            -----   -----   -----
Realized investment gains   $26.6   $17.1   $23.3
                            =====   =====   =====

The amortized cost and fair value of investments as of December 31 were as follows:

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized     Fair
(in millions)                                  Cost        Gains        Losses      Values
------------                                 ---------   ----------   ----------   --------
2002
Fixed maturities
   U.S. Treasury securities                   $  184.7     $ 13.7        $ 0.4     $  198.0
   U.S. Government agencies                      292.1       10.7          0.2        302.6
   Obligations of states and political                                                   --
      subdivisions                                18.3        1.2          0.3         19.2
   Corporate securities                          234.7       14.9          1.6        248.0
   Mortgage backed securities                    118.5        6.9          1.5        123.9
   Foreign Government                              0.9         --                       0.9
   Redeemable preferred stock                      1.5         --           --          1.5
                                              --------     ------        -----     --------
Total fixed maturities                        $  850.7     $ 47.4        $ 4.0     $  894.1
                                              --------     ------        -----     --------
Equity securities
   Banks, trusts and insurance companies      $   13.5     $ 12.9        $ 0.2     $   26.2
   Industrial, miscellaneous and all other       135.7       84.4          9.2        210.9
                                              --------     ------        -----     --------
Total equity securities                       $  149.2     $ 97.3        $ 9.4     $  237.1
Other long term investments                       10.8        0.1          0.9         10.0
Short term investments                            40.1         --           --         40.1
                                              --------     ------        -----     --------
Total invested assets                         $1,050.8     $144.8        $14.3     $1,181.3
                                              ========     ======        =====     ========

                                                           Gross        Gross
                                             Amortized   Unrealized   Unrealized     Fair
(in millions)                                  Cost        Gains        Losses      Values
------------                                 ---------   ----------   ----------   --------
2001
Fixed maturities
   U.S. Treasury securities                    $177.4      $  8.1        $  --     $  185.5
   U.S. Government agencies                     244.3         4.8          0.9        248.2
   Obligations of states and political
      subdivisions                               31.9         0.1          0.2         31.8
   Corporate securities                         213.5         2.2          1.9        213.8
   Mortgage backed securities                    96.8         0.5          0.4         96.9
   Foreign Government                             2.0          --           --          2.0
   Redeemable preferred stock                     1.2          --           --          1.2
                                               ------      ------        -----     --------
Total fixed maturities                         $767.1      $ 15.7        $ 3.4     $  779.4
                                               ------      ------        -----     --------
Equity securities
   Banks, trusts and insurance companies       $ 16.8      $ 23.8        $ 0.1     $   40.5
   Industrial, miscellaneous and all other      158.8       134.4          7.4        285.8
                                               ------      ------        -----     --------
Total equity securities                        $175.6      $158.2        $ 7.5     $  326.3
Other long term investments                       5.2          --          0.4          4.8
Short term investments                           42.7          --           --         42.7
                                               ------      ------        -----     --------
Total invested assets                          $990.6      $173.9        $11.3     $1,153.2
                                               ======      ======        =====     ========

The amortized cost and fair values of fixed maturity investments as of December 31, 2002, by contractual maturity, were as follows:

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                         Amortized    Fair
(in millions)                              Costs      Value
------------                             ---------   ------
Due in one year or less                      30.6      31.1
Due after one year through five years       398.3     419.3
Due after five years through ten years      233.6     246.3
Thereafter                                   69.7      73.5
Mortgage-backed                             118.5     123.9
                                         ---------   ------
Total                                      $850.7    $894.1
                                         =========   ======

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31, were as follows:

(in millions)                                   2002    2001    2000
------------                                    -----   -----   -----
Investment income:
   Interest and dividends on fixed maturities   $43.0   $39.3   $49.1
   Dividends on equity securities                 7.0     7.3    10.4
   Interest on short-term investments             0.9     4.9     0.3
   Other                                          4.6     4.0     3.8
                                                -----   -----   -----
                                                 55.5    55.5    63.6
Investment expenses                              (2.6)   (1.9)   (1.6)
                                                -----   -----   -----
Net investment income                           $52.9   $53.6   $62.0
                                                =====   =====   =====

Proceeds from sales of fixed maturity investments were $65.7 million, $280.0 million and $64.9 million in 2002, 2001 and 2000, respectively. Proceeds from sales of equity securities were $69.6 million, $78.5 million and $87.5 million in 2002, 2001 and 2000, respectively. The following table presents the Company's realized gains (losses) from investment sales:

(in millions)                  2002     2001    2000
------------                  ------   ------   -----
Realized gains
   Fixed maturities           $  0.9   $  4.6   $ 1.5
   Equity securities            38.0     26.9    24.9
                              ------   ------   -----
      Gross realized gains      38.9     31.5    26.4
Realized losses
   Fixed maturities             (2.1)    (6.3)   (2.1)
   Equity securities           (10.2)    (8.1)   (1.0)
                              ------   ------   -----
      Gross realized losses    (12.3)   (14.4)   (3.1)
Net realized gains
                              ------   ------   -----
   from investment sales      $ 26.6   $ 17.1   $23.3
                              ======   ======   =====

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Premiums for the years ended December 31, were as follows:

(in millions)                               2002      2001     2000
------------                               -------   ------   ------

Direct written premiums                    $ 592.5   $263.2   $184.0
Reinsurance ceded to other companies        (138.1)   (52.4)   (22.2)
Reinsurance assumed from other companies      29.6      8.8      2.1
                                           -------   ------   ------
   Net written premiums                    $ 484.0   $219.6   $163.9
                                           =======   ======   ======

Direct earned premiums                     $ 483.9   $259.1   $142.8
Reinsurance ceded to other companies        (133.2)   (44.0)   (19.4)
Reinsurance assumed from other companies      27.7      6.8      1.2
                                           -------   ------   ------
   Net earned premiums                     $ 378.4   $221.9   $124.6
                                           =======   ======   ======

Percentage of reinsurance assumed to net
   earned premiums                             7.3%     3.1%     1.0%

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reinsurance funds withheld, $6.5 million as ceded reinsurance payable, and $40.0 million as deferred gain pursuant to SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

The Company has $79.0 million of unused coverage under the Inter-Ocean agreement for future adverse development, if any, on workers' compensation, commercial multiple peril, general liability and asbestos environmental and other latent losses.

6. Other Assets

Other assets at December 31 are comprised of the following:

(in millions)                             2002    2001
------------                             -----   -----
Ceded unearned premiums                  $30.6   $17.8
Furniture, fixtures and equipment, net    17.9    10.7
Agency                                     6.1      --
Prepaid pension asset                      4.1     3.7
Capital lease                              1.3     1.4
Other                                      5.1     2.7
                                         -----   -----
   Total other assets                    $65.1   $36.3
                                         =====   =====

7. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses for the years ended December 31, 2002, 2001 and 2000.

(in millions)                                             2002       2001      2000
------------                                            --------   --------   ------
Net beginning of the year                               $  929.6   $  757.6   $706.5
Add:
Net reserves from acquired companies                          --      197.2       --
Net reserves ceded - retroactive reinsurance contract     (165.0)        --       --
Losses and LAE incurred during current calendar
   year, net of reinsurance:
      Current accident year                                272.6      172.5    122.6
      Prior accident years                                  62.0       17.2    125.0
                                                        --------   --------   ------
Losses and LAE acquired and incurred during
   calendar year, net of reinsurance                       169.6      386.9    247.6
Deduct:
Losses and LAE payments made during current
   calendar year, net of reinsurance:
      Current accident year                                 60.8       46.6     39.7
      Prior accident years                                 200.2      168.3    156.8
                                                        --------   --------   ------
Losses and LAE payments made during current
   calendar year, net of reinsurance                       261.0      214.9    196.5
Net reserves -- end of period                              838.2      929.6    757.6
Add:
Reinsurance recoverable on unpaid losses and
   LAE, end of period                                      443.4      218.2    173.1
                                                        --------   --------   ------
Gross reserves -- end of period                         $1,281.6   $1,147.8   $930.7
                                                        ========   ========   ======

Reserves for losses and loss adjustment expenses represent the estimated indemnity cost and related adjustment expenses necessary to investigate and settle claims. Such estimates are based upon individual case estimates for reported claims,

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

8. Income Taxes

The Company's income tax provision includes the following components:

(in millions)                                    2002     2001     2000
------------                                    ------   ------   ------

Current tax provision (benefit) related to:
   Current tax provision                        $ (3.5)  $  1.1   $  1.0
Deferred tax provision (benefit) related to:
   Future tax deductions                         (10.3)   (11.7)   (12.8)
   Net operating loss carryforward                 7.8     11.8    (34.1)
   Deferred alternative minimum tax provision       --     (0.8)      --
   Valuation allowance change                     71.9       --       --
                                                ------   ------   ------
Income tax provision (benefit)                  $ 65.9   $  0.4   $(45.9)
                                                ======   ======   ======

A reconciliation of the Company's income tax provision or benefit to the provision or benefit which would have resulted if the tax had been computed at the statutory rate is as follows:

(in millions)                                              2002    2001    2000
------------                                              -----   -----   ------
Income tax provision (benefit) at statutory rates (35%)   $(7.4)  $ 1.2   $(45.2)
Tax effect of:
   Tax exempt interest                                     (0.3)   (0.6)    (0.2)
   Dividends received deduction                            (1.2)   (1.5)    (2.2)
   Valuation allowance change                              71.9      --       --
   Other permanent adjustments, net                         2.9     1.3      1.7
                                                          -----   -----   ------
Income tax provision (benefit)                            $65.9   $ 0.4   $(45.9)
                                                          =====   =====   ======

Deferred taxes arise from temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Net deferred tax assets at December 31, 2002, 2001 and 2000 result from the tax-effected temporary differences shown in the following table. Tax benefits of $11.2 million, $12.6 million and a tax provision of $1.5 million relating to

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

changes in the unrealized gains on available-for-sale investment securities were recorded directly to shareholders' equity. Net deferred tax assets of $9.0 million were recorded in connection with the acquisition of Front Royal, Inc. as of August 31, 2001.

(in millions)                             2002     2001     2000
------------                             ------   ------   ------
Deferred liability on unrealized gains
   Unrealized gains                      $(45.7)  $(56.9)  $(69.5)
Deferred tax assets:
   Reserve discounting                     48.4     52.5     44.6
   Alternative minimum tax                  4.1     13.0     12.2
   Net operating loss carryforward         66.0     63.3     68.9
   Other, net                              19.1      6.2     (0.4)
                                         ------   ------   ------
Deferred tax asset, gross                 137.6    135.0    125.3
   Valuation allowance                    (71.9)      --       --
                                         ------   ------   ------
                                         $ 20.0   $ 78.1   $ 55.8
                                         ======   ======   ======

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

The Company's insurance subsidiaries are regulated by the various states in which they do business and prepare their financial statements in accordance with statutory accounting principles. The amount of statutory net income and surplus (shareholders' equity) for the insurance subsidiaries for the years ended December 31, was as follows:

(in millions)        2002     2001      2000
------------        ------   ------   -------
Net income (loss)   $ (4.4)  $ 18.1   $(120.3)
Surplus             $258.0   $269.2   $ 360.6

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Earning Per Share

The following table presents the calcualtion of net income (loss) per common share on a basic and diluted basis for the years ended December 31:

(dollars in millions, except per share amounts)      2002           2001          2000
----------------------------------------------    -----------   -----------   -----------
Net income (loss)                                 $     (87.0)  $       2.9   $     (83.3)
                                                  ===========   ===========   ===========

Weighted average shares-basic                      21,570,306    21,610,931    22,069,662
Effect of dilutive securities:
   Stock options                                           --         9,303            --
                                                  -----------   -----------   -----------
Weighted average shares-diluted                    21,570,306    21,620,234    22,069,662
                                                  ===========   ===========   ===========

Net income (loss) per common share-basic          $     (4.04)  $      0.13   $     (3.77)
Net income (loss) per common share-diluted        $     (4.04)  $      0.13   $     (3.77)

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

11. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition, and insurance expenses for the years ended December 31, were as follows:

(in millions)                                             2002     2001     2000
------------                                             ------   ------   -----
Commissions                                              $ 68.6   $ 23.9   $14.1
General expenses                                           86.7     63.3    61.2
State assessments                                           9.0      5.8     6.4
Taxes, licenses and bureau fees                            12.5      8.6     6.7
                                                         ------   ------   -----
                                                          176.8    101.6    88.4
Amortization (deferral) of policy acquisition costs       (32.4)    (2.0)    3.1
                                                         ------   ------   -----
Total underwriting, acquisition and insurance expenses   $144.4   $ 99.6   $91.5
                                                         ======   ======   =====

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

(in millions)                                        2002    2001
------------                                        -----   -----
Change in benefit obligation
Projected benefit obligation at beginning of year   $30.2   $28.3
Service cost                                          1.3     1.3
Interest cost                                         2.2     2.1
Actuarial (gain) loss                                 2.1     0.8
Benefits paid                                        (2.6)   (2.3)
                                                    -----   -----
Projected benefit obligation at end of year         $33.2   $30.2
                                                    =====   =====

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)                                     2002    2001
------------                                     -----   -----
Change in plan assets
Fair value of plan assets at beginning of year   $36.8   $33.2
Actual return on plan assets                       0.3     3.5
Employer contributions                             1.6     2.4
Benefits paid                                     (2.7)   (2.3)
                                                 -----   -----
Fair value of plan assets at end of year         $36.0   $36.8
                                                 =====   =====

Funded status                                    $ 2.8   $ 6.6
Unrecognized actuarial loss                       (0.8)   (5.2)
Unrecognized prior service costs                   0.9     1.1
Unrecognized net transition obligation            (0.1)   (0.2)
                                                 -----   -----
Net amount recognized                            $ 2.8   $2.3
                                                 =====   =====

Amounts recognized in the balance sheet consist of:

(in millions)                                     2002    2001
------------                                     -----   -----
Prepaid benefit costs                            $ 4.3   $ 3.7
Accrued benefit liability                         (2.0)   (1.9)
Intangible asset                                   0.5     0.5
                                                 -----   -----
Net amount recognized                            $ 2.8   $ 2.3
                                                 =====   =====

Assumption as of December 31:

                                                          2002   2001
                                                          ----   ----
Weighted average discount rate                            6.75%  7.50%
Long term rate of return on plan assets                    6.0%   6.0%
Expected rate of increase in future compensation levels    4.0%   4.5%

(in millions)                               2002    2001    2000
------------                               -----   -----   -----
Components of net periodic benefit costs
Service cost                               $ 1.3   $ 1.3   $ 1.2
Interest cost                                2.1     2.1     2.0
Expected return on plan assets              (2.2)   (2.0)   (1.8)
Amortization of:
   Transition asset                           --      --    (0.1)
   Prior service costs                       0.1     0.1     0.2
   (Gain) loss                              (0.3)   (0.2)   (0.3)
                                           -----   -----   -----
Total                                       (0.2)   (0.1)   (0.2)
                                           -----   -----   -----
Net periodic benefit cost                  $ 1.0   $ 1.3   $ 1.2
                                           =====   =====   =====

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A summary of the status of the Company's stock option plans at December 31, 2002, 2001 and 2000 is presented in the table below.

                                                  2002                          2001                           2000
                                      ----------------------------   ----------------------------   ----------------------------
                                                  Weighted-Average               Weighted-Average               Weighted-Average
                                      Shares       Exercise Price     Shares      Exercise Price    Shares       Exercise Price
                                      ---------   ----------------   ---------   ----------------   ---------   ----------------
Oustanding at beginning of the year   1,810,450        $21.34        1,423,990        $23.89          853,390        $28.62
Granted                                 730,000         21.03          628,500         16.85          672,800         18.36
Exercised                               (23,450)        18.04               --            --               --            --
Canceled                               (545,800)        24.47         (242,040)        24.70         (102,200)        26.93
                                      ----------                     ---------                      ---------
Oustanding at end of the year         1,971,200         20.40        1,810,450         21.34        1,423,990         23.89
                                      ==========                     =========                      =========
Exercisable at end of year              664,800         22.17          694,605         26.68          634,503         28.56
Weighted-average fair value of
   options granted during the year                     $ 5.97                         $ 2.20                         $ 1.86

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Exercise prices for options outstanding as of December 31, 2002 ranged from $15.70 to $35.50. The following table provides certain information with respect to stock options outstanding at December 31, 2002:

                                     Weighted      Weighted Average
   Range of       Stock Options       Average         Remaining
Exercise Prices    Outstanding    Exercise Price   Contractual Life
---------------   -------------   --------------   ----------------
$15.70 to 19.50     1,210,800         $17.74              9.1
$20.68 to 29.25       632,350          23.22              9.4
$30.00 to 35.50       128,050          31.64              4.4
                    ---------
                    1,971,200
                    =========

The following table provides certain information with respect to stock options exercisable at December 31, 2002:

                                     Weighted
   Range of       Stock Options       Average
Exercise Prices    Exercisable    Exercise Price
---------------   -------------   --------------
$15.70 to 19.50      405,400          $17.85
$20.68 to 29.25      131,350           26.28
$30.00 to 35.50      128,050           31.64
                     -------
                     664,800
                     =======

Had compensation cost of both plans been determined in accordance with SFAS No. 123, net income (loss) per common share would have been as shown in the following table:

(in millions, except per share amounts)              2002     2001    2000
--------------------------------------              ------   -----   ------
Net income (loss), as reported                      $(87.0)  $ 2.9   $(83.3)
Deduct: Total stock-based employee
   compensation determined under fair
   value based methods for all awards, net of tax     (0.4)   (0.3)    (0.3)
                                                    ------   -----   ------
Pro forma net income (loss)                         $(87.4)  $ 2.6   $(83.6)
                                                    ======   =====   ======

Earnings per share
   Basic - as reported                              $(4.04)  $0.13   $(3.77)
   Basic - pro forma                                $(4.05)  $0.12   $(3.79)

   Diluted - as reported                            $(4.04)  $0.13   $(3.77)
   Diluted - pro forma                              $(4.05)  $0.12   $(3.79)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average:

                                    2002            2001            2000
                               -------------   -------------   -------------
Risk-free rate of return       3.06% to 4.71%  3.66% to 5.06%  5.32% to 6.67%
Expected dividend yields                3.19%           7.92%           9.51%
Expected option life (years)            6.07            6.21            6.21

14.  Segment Information

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, specialty commercial, specialty workers' compensation and public entity. Additionally, the Company no longer underwrites certain coverages and classifies the results as run-off for

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There are no major customers from whom the Company derives 10% or more of its revenue. The Company does not engage in foreign operations.

Revenues, income before taxes and identifiable assets of each reporting segment for the years ended December 31 were as follows:

(in millions)                             2002     2001      2000
------------                            -------   ------   -------
Revenues:
   Earned premiums
      Excess & surplus lines            $ 152.3   $ 36.8   $    --
      Specialty commercial                105.4     54.5      29.8
      Specialty workers' compensation     109.2    126.5      94.6
      Public entity                        11.5      4.1       0.2
      Run-off lines                          --                 --
                                        -------   ------   -------
   Total earned premiums                  378.4    221.9     124.6
   Net investment income
      Excess & surplus lines               10.4      3.3        --
      Specialty commercial                 10.2      6.7       5.6
      Specialty workers' compensation      31.4     42.6      56.0
      Public entity                         0.6      0.2        --
      Run-off lines                          --       --        --
      Corporate & other                     0.3      0.8       0.4
                                        -------   ------   -------
   Total net investment income             52.9     53.6      62.0
   Realized investment gains, net          26.6     17.1      23.3
                                        -------   ------   -------
Total revenue                           $ 457.9   $292.6   $ 209.9
                                        =======   ======   =======

Income (loss) before income tax
   Segment income (loss):
      Excess & surplus lines            $  18.5   $  5.5   $    --
      Specialty commercial                 10.5      5.0      (6.6)
      Specialty workers' compensation      (6.0)   (14.5)   (128.5)
      Public entity                         0.3      0.1      (0.3)
      Run-off lines                       (67.8)      --     (11.9)
                                        -------   ------   -------
                                          (44.5)    (3.9)   (147.3)
   Corporate and other income (loss)       (3.2)    (9.9)     (5.2)
   Realized investment gains, net          26.6     17.1      23.3
                                        -------   ------   -------
Total income (loss) before income tax   $ (21.1)  $  3.3   $(129.2)
                                        =======   ======   =======

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents identifiable assets as of December 31, 2002 and 2001:

(in millions)                       2002       2001
------------                      --------   --------
Excess & surplus lines            $  498.6   $  350.9
Specialty commercial                 351.3      312.7
Specialty workers' compensation    1,324.5    1,156.1
Public entity                         33.4       15.9
Run-off lines                           --         --
Corporate & other                      1.1       27.7
                                  --------   --------
   Total                          $2,208.9   $1,863.3
                                  ========   ========

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

other liabilities at its present value using a discount rate of 8.5%. The future minimum rental payments required under this lease are as follows.

(in millions)   Amount Due
------------    ----------
2003               $0.7
2004                0.7
2005                0.7
2006                0.7
2007                0.7
Thereafter          5.3
                   ----
Total              $8.8
                   ====

The Company leases additional office space under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2002, future minimum payments under non-cancelable operating leases are as follows.

(in millions)   Amount Due
------------    ----------
2003              $ 4.5
2004                3.5
2005                3.0
2006                1.3
2007                0.6
Thereafter          1.6
                  -----
Total             $14.5
                  =====

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

(in millions)              2002       2001
------------             --------   --------
Run-off lines:
   Reinsurance assumed   $  173.9   $  158.4
   Other liability          100.4       47.4
   Medical malpractice       18.3       18.6
                         --------   --------
                            292.6      224.4
Continuing lines            989.0      923.4
                         --------   --------
Total reserves           $1,281.6   $1,147.8
                         ========   ========

The following table presents the Company's net underwriting loss from run-off lines for the three years ended December 31:

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)                   2002      2001     2000
------------                   -------   ------   -------
Run-off lines:
   Reinsurance assumed         $ (28.8)  $  4.9   $  (8.3)
   Other liability               (38.8)    (9.5)     (3.1)
   Medical malpractice            (0.2)     4.6      (0.5)
                               -------   ------   -------
                                 (67.8)      --     (11.9)
Continuing lines                 (29.3)   (56.7)   (197.1)
                               -------   ------   -------
Underwriting loss                (97.1)   (56.7)   (209.0)
Corporate and other expenses      (3.5)   (10.8)     (5.6)
                               -------   ------   -------
Total underwriting loss        $(100.6)  $(67.5)  $(214.6)
                               =======   ======   =======

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

(in millions)                            2002     2001     2000
------------                            ------   ------   ------
Direct written
   Case reserves                        $ 15.9   $ 16.2   $ 20.6
   ULAE                                    4.3      1.5      1.2
   IBNR                                   70.4      8.3      2.9
                                        ------   ------   ------
      Total direct written reserves       90.6     26.0     24.7
Assumed domestic
   Case reserves                        $ 28.8   $ 25.3   $ 24.9
   ULAE                                    3.2      4.0      4.3
   IBNR                                   43.5     31.2     33.7
                                        ------   ------   ------
      Total assumed domestic reserves     75.5     60.5     62.9
Assumed London
   Case reserves                          13.0     12.1     11.1
   ULAE                                    1.4      1.1      1.1
   IBNR                                   19.3      6.4      6.4
                                        ------   ------   ------
      Total assumed London reserves       33.7     19.6     18.6
                                        ------   ------   ------
Total asbestos reserves                 $199.8   $106.1   $106.2
                                        ======   ======   ======

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

                                                                          Percent of total
(in millions, except number     Number of     Total paid                 environmental and
     of policyholders)        policyholders   claims (1)   Reserves (1)  asbestos reserves
---------------------------   -------------   ----------   -----------   -----------------
Direct business                    296           $ 4.3        $ 15.5           8.7%
Assumed - domestic                  89             7.3          41.7          23.4%
Assumed - London                   370             2.2          19.0          10.7%
                                   ---           -----        ------         -----
                                                  13.8          76.2          42.7%

Unallocated IBNR                                               102.1          57.3%
                                                 -----        ------         -----
Total                              755           $13.8        $178.3         100.0%
                                                 =====        ======         =====

(1) net of reinsuance ended

Based on internal and external studies of its exposures in the run-off lines, the Company strengthened its reserves by $52.8 million in the fourth quarter of 2002 resulting in a charge to earnings of the same amount. Management uses various actuarial methods to determine the potential range of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $146.7 million to $329.7 million. As discussed in note 5, the Company has ceded $40.0 million of the increase in these reserves to the adverse development cover. The ceding of these the reserve strengthening to the adverse development coverage had no impact on earnings. After considering the reserve strengthening in the fourth quarter of 2002, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

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

                              ARGONAUT GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.  Acquisition

On August 23, 2001, pursuant to an Agreement and Plan of Merger, and Assignment and Assumption Agreement (the "Agreement") dated May 7, 2001 and August 15, 2001 respectively, the Company acquired all of the outstanding stock of Front Royal. Front Royal operates specialty niche insurance underwriters with particular expertise in excess and surplus lines and workers' compensation for targeted types of businesses. Its principal subsidiaries are Colony Insurance Group, located in Richmond, Virginia; Rockwood Casualty Insurance Company, located in Rockwood, Pennsylvania; and The Redwoods Group, a managing general underwriter, headquartered in Morrisville, North Carolina. The Company paid $165 million in cash for all the issued and outstanding stock of Front Royal as of the date of acquisition. During 2002, the Company paid an additional $3.3 million to the former shareholders' of Front Royal, representing additional consideration and interest, and was recorded as an increase to goodwill. Front Royal's operating results are included in the Company's consolidated statement of income from the date of acquisition. The acquisition of the Front Royal insurance companies has significantly added to Argonaut Group's growing specialty insurance franchise, adding products and underwriting capabilities in areas complementary to its traditional products.

The Front Royal acquisition was recorded under the purchase method of accounting and in accordance with SFAS No. 141 . The purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair value of assets acquired and liabilities assumed is summarized as follows:

(in millions)
------------
Fair value of assets acquired   $ 466.4
Goodwill                           78.3
Liabilities assumed              (376.4)
                                -------
Cash paid for acquisition         168.3
Cash acquired                      (2.1)
                                -------
Net cash paid                   $ 166.2
                                =======

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

                                          Years ended December 31,
                                          ------------------------
(in millions, except per share amounts)        2001     2000
--------------------------------------        ------   ------
                                                (unaudited)
Revenue                                       $400.0   $346.2
Net income (loss)                                4.6    (61.9)
Per share data
   Primary                                    $ 0.21   $(2.80)
   Fully diluted                              $ 0.21   $(2.80)

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

                                                    Three Months Ended
                                          ---------------------------------------
(in millions, except per share amounts)   March 31   June 30   Sept. 30   Dec. 31
--------------------------------------    --------   -------   --------   -------
2002

Total revenues                             $106.0     $103.7    $110.4    $ 137.8
Net income (loss) before taxes               10.8        9.3       6.1      (47.3)
Net income (loss)                             7.5        6.1       4.7     (105.3)
Net income (loss) per common share
   Basic*                                  $ 0.35     $ 0.28    $ 0.22    $ (4.88)
   Diluted*                                $ 0.34     $ 0.28    $ 0.22    $ (4.88)

Comprehensive income (loss)                  12.0        5.7     (22.4)    (103.1)

2001

Total revenues                             $ 45.4     $ 55.7    $ 72.4    $ 119.1
Net income (loss) before taxes               (0.4)       2.7       1.9       (0.9)
Net income (loss)                             0.3        1.9       1.3       (0.6)
Net income (loss) per common share
   Basic*                                  $ 0.02     $ 0.09    $ 0.06    $ (0.03)
   Diluted*                                $ 0.02     $ 0.09    $ 0.06    $ (0.03)

Comprehensive income (loss)                 (15.5)       2.8     (10.9)       3.0

* Basic and diluted earnings per share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per share data may not equal the net income per share for the year.

The fourth quarter of 2002 results of operations were adversely impacted by the reserve strengthening of $52.8 million in the run-off lines as discussed in note 17 and by the establishment of a valuation allowance of $71.9 million on deferred taxes as discussed in note 8.