Form 10-Q
period 2003-06-30
ARGONAUT GROUP INC
filed 2003-08-14
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No ____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 2003.

       Title                                                    Outstanding

Common Stock, par value $0.10 per share                          21,608,351

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

     Item 1.  Condensed Consolidated Financial Statements:

          Consolidated Balance Sheets
           June 30, 2003 and December 31, 2002............................    3

          Consolidated Statements of Operations
           Three and six months ended June 30, 2003 and 2002..............    4

          Consolidated Statements of Comprehensive Income
           Three and six months ended June 30, 2003 and 2002..............    5

          Consolidated Statements of Cash Flow
           Six months ended June 30, 2003 and 2002........................    6

          Notes to Condensed Consolidated Financial Statements............    7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............   14

     Item 3.  Market Risks................................................   22

     Item 4.  Controls and Procedures.....................................   23

Part II. OTHER INFORMATION:

     Item 1.  Legal Proceedings...........................................   24
     Item 2.  Changes in Securities and Use of Proceeds...................   24
     Item 3.  Default Upon Senior Securities..............................   24
     Item 4.  Submission of Matters to a vote of Security Holders.........   24
     Item 5.  Other Information...........................................   24
     Item 6.  Exhibits and Reports on Form 8-K ...........................   25



Signatures        ........................................................   26

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                                     ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (Dollars in millions, except per share amounts)

                                                                                       June 30,       December 31,
                                                                                          2003             2002
                                                                                      --------------   --------------
                                                                                       (Unaudited)
Assets:
   Investments:
     Fixed maturities, at fair value (cost: 2003 - $961.5; 2002 - $850.7)                 $ 1,017.3          $ 894.1
     Equity securities, at fair value (cost: 2003 - $145.5; 2002 - $149.2)                    241.2            237.1
     Other long-term investments, at fair value (cost: 2003 - $12.1; 2002 - $10.8)             11.5             10.0
     Short-term investments, at fair value which approximates cost                            102.3             40.1
                                                                                      --------------   --------------
   Total investments                                                                        1,372.3          1,181.3
                                                                                      --------------   --------------
   Cash and cash equivalents                                                                   64.2             77.4
   Accrued investment income                                                                   13.2             13.0
   Premiums receivable                                                                        230.6            221.6
   Reinsurance recoverable                                                                    470.5            470.1
   Notes receivable                                                                            47.1                -
   Goodwill                                                                                   105.7            105.7
   Deferred federal income tax asset, net                                                       5.7             20.0
   Deferred acquisition costs, net                                                             57.7             54.7
   Other assets                                                                                87.1             65.1
                                                                                      --------------   --------------
Total assets                                                                              $ 2,454.1        $ 2,208.9
                                                                                      ==============   ==============

Liabilities:
   Reserves for losses and loss adjustment expenses                                       $ 1,348.2        $ 1,281.6
   Unearned premiums                                                                          318.0            284.9
   Funds held                                                                                 171.6            163.6
   Deferred gain, retroactive reinsurance                                                      40.5             40.0
   Junior subordinated debentures                                                              15.5                -
   Related party note payable                                                                  12.0                -
   Income taxes payable, net                                                                    7.6              1.5
   Accrued expenses and other liabilities                                                     111.4            109.6
                                                                                      --------------   --------------
Total liabilities                                                                           2,024.8          1,881.2
                                                                                      --------------   --------------
Shareholders' equity:
   Preferred stock -$0.10 par,  5,000,000 shares authorized
     Series A mandatory convertible preferred stock - 2,953,310 and 0 shares
     issued and outstanding at June 30, 2003 and December 31, 2002                              0.3                -
   Common stock - $0.10 par, 35,000,000 shares authorized; 21,608,351 and 21,602,082
     shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively         2.2              2.2
   Additional paid-in capital                                                                 131.8             96.4
   Retained earnings                                                                          198.6            145.9
   Deferred stock compensation                                                                 (1.7)            (1.7)
   Accumulated other comprehensive income, net                                                 98.1             84.9
                                                                                      --------------   --------------
Total shareholders' equity                                                                    429.3            327.7
                                                                                      --------------   --------------
Total liabilities and shareholders' equity                                                $ 2,454.1        $ 2,208.9
                                                                                      ==============   ==============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                              -----------------------------    ----------------------------
                                                         June 30,                        June 30,
                                                  2003            2002             2003           2002
                                              --------------  -------------    -------------  -------------
Premiums and other revenue:
    Earned premiums                                 $ 144.9         $ 84.0          $ 269.0        $ 168.6
    Net investment income                              13.3           13.8             26.8           27.1
    Realized investment gains, net                      7.7            5.9             63.7           14.0
                                              --------------  -------------    -------------  -------------
Total revenue                                         165.9          103.7            359.5          209.7
                                              --------------  -------------    -------------  -------------

Expenses:
    Losses and loss adjustment expenses               101.5           61.6            188.8          124.2
    Underwriting, acquisition, and
      insurance expenses                               52.2           32.8             99.6           65.4
    Interest expense                                    1.9              -              4.1              -
                                              --------------  -------------    -------------  -------------
Total expenses                                        155.6           94.4            292.5          189.6
                                              --------------  -------------    -------------  -------------

Income before income taxes                             10.3            9.3             67.0           20.1
Provision (benefit) for income taxes                   (9.4)           3.2             13.7            6.5
                                              --------------  -------------    -------------  -------------
Net income                                           $ 19.7          $ 6.1           $ 53.3         $ 13.6
                                              ==============  =============    =============  =============

Net income per common share:
        Basic                                        $ 0.89         $ 0.28           $ 2.44         $ 0.63
                                              ==============  =============    =============  =============
        Diluted                                      $ 0.80         $ 0.28           $ 2.31         $ 0.63
                                              ==============  =============    =============  =============

Dividends declared per common share:                 $   -          $ 0.15           $   -          $ 0.30
                                              ==============  =============    =============  =============

Weighted average common shares:
        Basic                                  21,607,032      21,563,823       21,605,268     21,560,847
                                              ==============  =============    =============  =============
        Diluted                                24,579,549      21,698,566       23,116,001     21,677,658
                                              ==============  =============    =============  =============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Dollars in millions)
                                   (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                           --------------------------   --------------------------
                                                                    June 30,                     June 30,
                                                              2003          2002           2003          2002
                                                           ------------  ------------   ------------  ------------

Net income                                                      $ 19.7         $ 6.1         $ 53.3        $ 13.6
                                                           ------------  ------------   ------------  ------------
Other comprehensive income:
    Unrealized gains on securities:
      Gains arising during the period                             35.4           5.3           26.4          20.2
      Reclassification adjustment for gains included
       in net income or loss                                      (7.7)         (5.9)          (6.1)        (14.0)
                                                           ------------  ------------   ------------  ------------
Other comprehensive income (loss) before tax                      27.7          (0.6)          20.3           6.2
Income tax expense (benefit) related to other
    comprehensive income (loss)                                    9.7          (0.2)           7.1           2.2
                                                           ------------  ------------   ------------  ------------
Other comprehensive income (loss), net of tax                     18.0          (0.4)          13.2           4.0
                                                           ------------  ------------   ------------  ------------
Comprehensive income                                            $ 37.7         $ 5.7         $ 66.5        $ 17.6
                                                           ============  ============   ============  ============

See accompanying notes

                                     ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (Dollars in millions)
                                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     ---------------------------
                                                                                        2003           2002
                                                                                     ------------   ------------
Cash flows from operating activities:
    Net income                                                                            $ 53.3         $ 13.6
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization and depreciation                                                        4.8            6.9
        Deferred federal income tax benefit                                                  7.2            4.9
        Gains on sales of investments                                                       (6.1)         (14.0)
        Gains on sales of real estate                                                      (57.6)             -
    Change in:
    Accrued investment income                                                               (0.2)          (0.4)
    Receivables                                                                             (9.4)         (11.8)
    Unearned premiums on ceded reinsurance                                                 (26.0)          (5.5)
    Reserves for losses and loss adjustment expenses                                        66.6           (6.9)
    Unearned premiums                                                                       33.1           37.4
    Other assets and liabilities, net                                                        8.5          (12.6)
                                                                                     ------------   ------------
Cash provided by operating activities                                                       74.2           11.6
                                                                                     ------------   ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                                     36.8           36.4
    Maturities and mandatory calls of fixed maturity investments                           107.5           40.5
    Sales of equity securities                                                              10.9           20.2
    Purchases of fixed maturity investments                                               (257.4)         (93.1)
    Purchases of equity securities                                                          (1.8)          (8.2)
    Change in short-term investments                                                       (62.3)          (0.9)
    Sale of real estate                                                                     57.6              -
    Notes receivable for real estate                                                       (47.1)             -
    Other, net                                                                               6.0           (0.3)
                                                                                     ------------   ------------
Cash used by investing activities                                                         (149.8)          (5.4)
                                                                                     ------------   ------------

Cash flows from financing activities:
    Issuance of Series A mandatory convertible preferred stock                              34.9              -
    Issuance of junior subordinated debentures                                              15.5              -
    Related party note payable                                                              12.0              -
    Stock options exercised                                                                    -            0.1
    Payment of cash dividend                                                                   -           (6.5)
                                                                                     ------------   ------------
Cash provided (used) by financing activities:                                               62.4           (6.4)
                                                                                     ------------   ------------

Change in cash and cash equivalents                                                        (13.2)          (0.2)
Cash and cash equivalents, beginning of period                                              77.4           14.0
                                                                                     ------------   ------------
Cash and cash equivalents, end of period                                                  $ 64.2         $ 13.8
                                                                                     ============   ============

Additional disclosure:
    Income taxes paid                                                                      $ 0.1          $ 0.8
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

The interim financial data as of June 30, 2003 and 2002 and for the three months and six months ended June 30, 2003 and 2002 is unaudited. However, in the opinion of management, the interim data include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company restructured the Risk Management segment of Argonaut Insurance Company which was accounted for in accordance with SFAS No. 146. With the elimination of non-strategic products, Argonaut Insurance Company has reduced its workforce by 63 employees as of June 30, 2003, and anticipates the reduction of an additional eight employees over the remainder of the year. Severance costs of $0.9 million and outplacement and relocation costs of $0.3 million have been recognized as of June 30, 2003. Additionally, the Company closed three offices at a total cost of $0.3 million. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expenses line item in the accompanying condensed consolidated statements of operations. Any additional costs associated with the restructuring will be recorded as incurred in the third quarter of 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." SFAS No. 148 establishes alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS No. 148 relating to pro forma reporting effective December 2002. The Company has not made a determination regarding accounting for stock-based compensation on the fair value method (see note 5.)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. One requirement under the Statement is that trust preferred securities be presented as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company elected to adopt SFAS No. 150 in the second quarter of 2003, and accordingly, the Floating Rate Junior Subordinated Deferrable Interest Debentures issued through a trust preferred pool have been classified as liabilities in the accompanying consolidated balance sheet. There was no impact from the adoption of SFAS No. 150 on the consolidated statement of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46.) It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. FIN 46 is effective for variable interest created after January 31, 2003 in the second quarter of 2003 and for variable interest created before February 1, 2003 the effective date is July 1, 2003. FIN 46 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2003 and 2002:

                                                            Three Months Ended                 Six Months Ended
                                                      -------------------------------  --------------------------------
                                                         June 30         June 30          June 30           June 30
(Dollars in millions except per share data)               2003             2002             2003             2002
                                                      --------------  ---------------  ---------------   --------------
Net income                                                   $ 19.7            $ 6.1           $ 53.3           $ 13.6
Preferred stock dividends                                      (0.6)               -             (0.6)               -
                                                      --------------  ---------------  ---------------   --------------
Income available to common shareholders                      $ 19.1            $ 6.1           $ 52.7           $ 13.6
Effect of dilutive securities:
    Preferred stock dividends                                   0.6                -              0.6                -
Income available to common shareholders
after assumed conversion                                       19.7              6.1             53.3             13.6

Weighted average shares-basic                            21,607,032       21,563,823       21,605,268       21,560,847
Effect of dilutive securities:
Stock options                                                19,207          134,743            9,603          116,811
Convertible preferred stock                               2,953,310                -        1,501,130                -
                                                      --------------  ---------------  ---------------   --------------

Weighted average shares-diluted                          24,579,549       21,698,566       23,116,001       21,677,658
                                                      ==============  ===============  ===============   ==============

Net income per common share-basic                            $ 0.89           $ 0.28           $ 2.44           $ 0.63
Net income  per common share-diluted                         $ 0.80           $ 0.28           $ 2.31           $ 0.63

For the three and six months ended June 30, 2003, options to purchase 1,697,800 shares of common stock at a price ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2004 through 2013. For the three and six months ended June 30, 2002, options to purchase 344,550 shares of common stock at a price ranging from $22.56 to $35.50 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2003 through 2012.

Note 4 - Income Taxes

The Company's income tax provision includes the following components:

                                                           Three Months Ended       Six Months Ended
                                                               June 30,                   June 30,
                                                    ---------------------------   ---------------------------
(in millions)                                            2003          2002            2003          2002
                                                    -------------  ------------   -------------  ------------
Current tax provision related to:
    Current tax provision                                  $ 0.2         $ 0.4           $ 6.5         $ 0.8
Deferred tax provision (benefit) related to:
Future tax deductions                                       (2.4)          0.5            (5.9)          0.2
Net operating loss carryforward                              5.8           2.5            27.1           5.8
Deferred alternative minimum tax provision                  (0.3)         (0.2)           (1.6)         (0.3)
    Valuation allowance change                             (12.7)            -           (12.4)            -
                                                    -------------  ------------   -------------  ------------
Income tax provision (benefit)                            $ (9.4)        $ 3.2          $ 13.7         $ 6.5
                                                    =============  ============   =============  ============

A reconciliation of the Company's income tax provision or benefit to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

                                                             Three Months Ended       Six Months Ended
                                                                June 30,                   June 30,
                                                     ---------------------------   ---------------------------
(in millions)                                             2003          2002            2003          2002
                                                     -------------  ------------   -------------  ------------
Income tax provision at statutory rates (35%)                $ 3.7         $ 3.2          $ 21.7         $ 7.0
Tax effect of:
Tax exempt interest                                             -          (0.1)           (0.1)         (0.2)
Dividends received deduction                                 (0.3)         (0.3)           (0.5)         (0.6)
Valuation allowance change                                  (12.7)            -           (12.4)            -
Other permanent adjustments, net                                -           0.3             0.1           0.1
State income tax provision                                   (0.1)          0.1             4.9           0.2
                                                     -------------  ------------   -------------  ------------
Income tax provision (benefit)                             $ (9.4)        $ 3.2          $ 13.7         $ 6.5
                                                     =============  ============   =============  ============

Note 5 - Stock-Based Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

As of June 30, 2003, the Company had 126,416 shares of non-vested stock issued and outstanding. The non-vested shares vest in equal annual installments over a period of two to three years, subject to continued employment. The stock is not issued until the vesting requirements are met. Thus, the stock does not carry any voting or dividend rights. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. For the three months ended June 30, 2003 and 2002, the Company recognized deferred stock compensation expense of $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2003 and 2002, the Company recognized deferred stock compensation expense of $0.5 million and $0.1 million, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                            ---------------------------   ---------------------------
(in millions, except per share amounts)                          2003          2002            2003          2002
                                                            -------------  ------------   -------------  ------------
Net income, as reported                                           $ 19.7         $ 6.1          $ 53.3        $ 13.6
Add: Total deferred stock compensation expense included
     in reported net income, net of taxes                            0.2           0.1             0.3           0.1
Deduct: Total stock-based employee compensation
     determined under fair value based methods for all
     awards, net of tax                                             (0.3)         (0.1)           (0.5)         (0.2)
                                                            -------------  ------------   -------------  ------------
Pro forma net income                                              $ 19.6         $ 6.1          $ 53.1        $ 13.5
                                                            =============  ============   =============  ============
Earnings per share
     Basic - as reported                                          $ 0.89        $ 0.28          $ 2.44        $ 0.63
     Basic - pro forma                                            $ 0.88        $ 0.28          $ 2.43        $ 0.62

     Diluted - as reported                                        $ 0.80        $ 0.28          $ 2.31        $ 0.63
     Diluted - pro forma                                          $ 0.80        $ 0.28          $ 2.30        $ 0.62

Note 6 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $21.4 million and $38.7 million as of June 30, 2003 and 2002, respectively.

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       -----------------------
(Dollars in millions)                                                                     2003        2002
                                                                                       ----------- -----------
Net reserves - beginning of year                                                          $ 838.2     $ 929.6
Net reserves from renewal rights acquisition                                                  0.7           -
Net reserves ceded under retroactive reinsurance contracts                                   (0.5)          -

Add:
  Loss and LAE incurred during calendar year, net of reinsurance
   Current accident year                                                                    177.3       123.9
   Prior accident years                                                                      11.5         0.3
                                                                                       ----------- -----------
  Loss and LAE incurred during current accident year, net of reinsurance                    188.8       124.2

Deduct:
  Loss and LAE payments made during current calendar year, net of reinsurance:
   Current accident year                                                                     22.5        19.7
   Prior accident years                                                                     105.6       109.1
                                                                                       ----------- -----------
  Loss and LAE payments made during current calendar year, net of reinsurance:              128.1       128.8
                                                                                       ----------- -----------
Net reserves, end of period                                                                 899.1       925.0

Add
  Reinsurance recoverable on unpaid losses & LAE, end of period                             449.1       215.9
                                                                                       ----------- -----------
Gross reserves - end of period                                                          $ 1,348.2   $ 1,140.9
                                                                                       =========== ===========

Note 7 - Business Segments

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

Revenues and income before taxes for each reporting group were as follows:

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
(in millions)                                          2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
Revenues:
Earned premiums
       Excess & surplus lines                            $ 72.5         $ 30.9        $ 134.5         $ 59.6
       Specialty commercial                                30.2           25.8           58.3           50.7
       Risk management                                     35.6           25.4           64.1           54.6
       Public entity                                        6.6            1.9           12.1            3.7
       Run-off lines                                          -              -              -              -
                                                    ------------   ------------   ------------   ------------
Total earned premiums                                     144.9           84.0          269.0          168.6
Net investment income
       Excess & surplus lines                               4.1            2.7            7.5            4.8
       Specialty commercial                                 2.5            2.4            4.7            5.0
       Risk management                                      6.6            8.2           13.9           16.6
       Public entity                                        0.1            0.1            0.3            0.3
       Run-off lines                                          -              -              -              -
       Corporate & other                                      -            0.4            0.4            0.4
                                                    ------------   ------------   ------------   ------------
Total net investment income                                13.3           13.8           26.8           27.1
Realized investment gains, net                              7.7            5.9           63.7           14.0
                                                    ------------   ------------   ------------   ------------
Total revenue                                           $ 165.9        $ 103.7        $ 359.5        $ 209.7
                                                    ============   ============   ============   ============

Income (loss) before income tax
       Excess & surplus lines                              10.9          $ 3.4         $ 18.8          $ 6.2
       Specialty commercial                                 1.2            2.5            3.5            4.5
       Risk management                                     (8.7)          (0.8)         (16.7)          (2.1)
       Public entity                                        0.3           (0.1)           0.6           (0.1)
       Run-off lines                                          -           (0.6)             -           (0.6)
                                                    ------------   ------------   ------------   ------------
Total segment income before taxes                           3.7            4.4            6.2            7.9
Corporate & other                                          (1.1)          (1.0)          (2.9)          (1.8)
Net realized investment gains (losses)                      7.7            5.9            6.1           14.0
Net realized gains on sales of real estate                    -              -           57.6              -
                                                    ------------   ------------   ------------   ------------
Total income before income tax                           $ 10.3          $ 9.3         $ 67.0         $ 20.1
                                                    ============   ============   ============   ============

Identifiable assets for each reporting group were as follows:

                                                 June 30,        December 31,
(in millions)                                      2003              2002
                                              ---------------   ---------------
Excess & Surplus Lines                               $ 612.4           $ 498.6
Specialty Commercial                                   352.5             351.3
Risk Management                                      1,433.6           1,324.5
Public Entity                                           58.2              33.4
Run-off Lines                                             -                 -
Corporate & Other                                       (2.6)              1.1
                                              ---------------   ---------------
Total                                              $ 2,454.1         $ 2,208.9
                                              ===============   ===============

Note 8 - Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                   Three Months Ended                Six Months Ended
                                              -----------------------------   ------------------------------
                                                       June 30,                         June 30,
(Dollars in millions)                             2003            2002            2003            2002
                                              -------------   -------------   --------------  --------------
Commissions                                         $ 24.2          $ 16.1           $ 46.0          $ 29.1
General Expenses                                      22.1            18.0             45.2            35.6
State assessments                                      3.6             2.3              5.6             4.0
Taxes, licenses and bureau fees                        3.0             3.2              5.9             6.3
                                              -------------   -------------   --------------  --------------
                                                      52.9            39.6            102.7            75.0

Deferral of policy acquisition costs                  (0.7)           (6.8)            (3.1)           (9.6)
                                              -------------   -------------   --------------  --------------
Total underwriting, acquisition and
insurance expense                                   $ 52.2          $ 32.8           $ 99.6          $ 65.4
                                              =============   =============   ==============  ==============

Note 9 - Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of June 30, 2003, Fayez Sarofim & Co. managed $194.6 million of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, the Company sold 2,453,310 shares of Series A Mandatory Convertible Preferred Stock ("the preferred shares") at an offering price of $12 per share to HCC Insurance Holdings, Inc. ("HCC"). Additionally, effective March 31, 2003, the Company sold an additional 500,000 shares to an unrelated investor. The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the board of directors. Dividends of approximately $0.6 million were declared by the board of directors in May 2003 and were accrued as of June 30, 2003.

On March 31, 2003, the Company borrowed $18.0 million from HCC. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable at the Company's option at anytime. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issue additional shares of Series A Mandatory Convertible Preferred Stock. On April 16, 2003, the Company repaid $6.0 million principal amount of the note, plus accrued interest in conjunction with the issuance and proceeds of the additional preferred shares. On May 7, 2003, the Company received a waiver from HCC Insurance Holdings, Inc. of the requirement to use proceeds from the Company's issuance of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 to repay the note payable (see note 10).

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC. Under the terms of this agreement, the Company will cede 15% of the gross written premiums from the excess and surplus lines segment to HCC. HCC will, in turn, assume 15% of the losses from the excess and surplus lines segment. As of June 30, 2003, the Company ceded approximately $11.3 million of gross written premiums, $1.7 million of earned premiums and $1.0 million of losses and loss adjustment expenses. The Company receives a ceding commission to offset its acquisition costs related to these premiums. As of June 30, 2003, the Company earned a ceding commission of $0.3 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the terms of the agreement, the Company will assume 3.33% of the losses under HCC's USA Directors and Officers Liability program. Additionally, the Company will assume 5.0% of the losses under HCC's International Directors and Officers Liability program. In turn, HCC will cede 3.33% and 5.0% of gross written premiums under each respective program to the Company. For the six months ended June 30, the Company assumed gross written premiums of $5.8 million, earned premium of $1.5 million and assumed losses of $0.8 million. The Company will pay to HCC ceding and other commissions to offset costs related to these premiums. For the six months ended June 30, 2003, the Company expensed ceding and other commissions of $0.5 million.

Note 10 - Floating Rate Junior Subordinated Deferrable Interest Debentures

On April 25, 2003, Argonaut Group Statutory Trust, a recently-created Connecticut statutory trust and wholly-owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (the "Capital Securities") (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") due 2033 from the Company. The Debentures will have the same payment terms as the Capital Securities. The sale closed on May 15, 2003.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 4.10%, reset quarterly, not to exceed 12.5%. The Debentures are unsecured and are subordinated in right of payment to all of the Company's future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures before May 2008 upon the happening of specified events at a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

The Company used $12.0 million of the net proceeds from the sale of the Debentures to increase the statutory capital of its insurance company subsidiaries.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated results of operations and financial condition of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three and six months ended June 30, 2003 and 2002. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Risk-Based Capital

The Company's insurance subsidiaries are subject to Risk-Based Capital ("RBC") under The Insurers Model Act. RBC is designed to measure the adequacy of capital for an insurance company based on the inherent specific risks of each insurer. RBC is calculated on an annual basis, in conjunction with statutory financial filings with the departments of insurance in which the Company transacts business. At December 31, 2002, Argonaut Insurance Company's RBC was within the Company Action Level Event. However, Argonaut Insurance Company requested from the California Department of Insurance permission to report a parcel of its real estate at its agreed upon sales price. The California Department of Insurance granted Argonaut Insurance Company the permitted practice. Without the permitted practice Argonaut Insurance Company's RBC would have been within the Regulatory Action Level Event, which would have required the Company's corrective action plan to be approved by the California Department of Insurance. During the first quarter of 2003 this parcel of real estate was sold in accordance with the permitted practice granted by the California Department of Insurance.

Pursuant to the requirements under the Company Action Level, Argonaut Insurance Company submitted to the California Department of Insurance, on April 8, 2003, a Comprehensive Plan of Action ("the Plan"). The Plan included an analysis of the conditions that contributed to Argonaut Insurance Company's RBC condition, proposals to increase the RBC ratio, projections of Argonaut Insurance Company's RBC ratio, and key assumptions underlying the proposals.

During the six months ended June, 2003, the Company contributed $53.4 million in capital to Argonaut Insurance Company. If the Company's actual results differ materially from the plan submitted to the California Department of Insurance, Argonaut Insurance Company's RBC could fall within the Company Action Level as of December 31, 2003, and therefore subject Argonaut Insurance Company to increasing levels of regulatory actions. Additionally, a decline of the statutory surplus may limit the growth opportunities of the insurance companies and may result in the downgrading of the insurance subsidiaries by the national rating agencies, potentially impacting the Company's ability to write new business and retain existing insureds.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                 ----------------------------   ---------------------------
(in millions)                                        2003           2002            2003          2002
                                                 -------------  -------------   -------------  ------------
Gross written premiums                                $ 199.5        $ 136.6         $ 373.5       $ 259.4
                                                 =============  =============   =============  ============
Earned premiums                                       $ 144.9         $ 84.0         $ 269.0       $ 168.6
Net investment income                                    13.3           13.8            26.8          27.1
Realized investment gains, net                            7.7            5.9            63.7          14.0
                                                 -------------  -------------   -------------  ------------
Total revenue                                         $ 165.9        $ 103.7         $ 359.5       $ 209.7
                                                 =============  =============   =============  ============
Income before taxes                                      10.3            9.3            67.0          20.1
Provision for income taxes                               (9.4)           3.2            13.7           6.5
                                                 -------------  -------------   -------------  ------------
Net income                                             $ 19.7          $ 6.1          $ 53.3        $ 13.6
                                                 =============  =============   =============  ============
Combined ratio                                         106.2%         112.1%          107.2%        112.2%
                                                 =============  =============   =============  ============

The increase in consolidated gross written premiums and earned premiums was primarily attributable to new business written during the three and six months ended June 30, 2003. For the three months ended June 30, 2003, gross written premiums related to new business were $116.1 million compared to $58.5 million for the same period in 2002. For the six months ended June 30, 2003, gross written premiums related to new business were $217.0 million compared to $108.7 million for the same period in 2002. The increase in new business was primarily attributable to a renewal rights acquisition within the excess and surplus lines segment, which was effective in May 2002. Renewal gross written premiums accounted for $85.8 million and $167.7 million for the three and six months ended June 30, 2003, respectively, compared to $79.3 million and $154.8 million for the three and six months ended June 30, 2002, respectively. The increase in renewal gross written premiums was primarily attributable to rate increases.

The decline in consolidated net investment income was the result of lower yields partially offset by higher invested balances due to the investment of positive cash flows. Consolidated invested assets totaled $1,372.3 million and $1,176.2 million at June 30, 2003 and 2002, respectively.

The Company manages its investment portfolio to minimize losses, both realized and unrealized. Consolidated realized investment gains increased to $7.7 million during the three months ended June 30, 2003, as compared to $5.9 million for the same period ended 2002. Realized investment gains for the three months ended June 30, 2003 are net of write downs for other than temporary impairment of securities totaling $2.7 million. No other than temporary impairments of securities were recognized during the same period in 2002. Realized investment gains for the six months ended June 30, 2003 include gains on sales of three real estate holdings. Total gains on sales of the real estate holdings were $57.6 million. Excluding the gains on the sale of real estate, the Company realized gains of $6.1 million on the investment portfolio for the six months ended June 30, 2003. Included in realized investment gains as of June 30, 2003, are write downs of $3.8 million due to the recognition of other than temporary impairments of securities.

The consolidated loss ratios were 70.1% and 70.2% for the three and six months ended June 30, 2003, respectively, compared to 73.4% and 73.7% for the three and six months ended June 30, 2002, respectively. The improvement in the loss ratios was primarily attributable to the effects of rate increases implemented over the past two years, which was partially offset by an increase in the allowance for uncollectible reinsurance recoverables recorded during the second quarter in the Risk Management segment, combined with loss development in one large construction account in the Risk Management segment recorded during the first quarter of 2003 (see discussion in "Segment Results - Risk Management" below).

The consolidated expense ratios were 36.1% and 38.7% for the three months ended June 30, 2003 and 2002, respectively. The consolidated expense ratios were 37.0% and 38.5% for the six months ended June 30, 2003 and 2002, respectively. The improvement in the expense ratios were due to increased premiums volumes and cost containment, which offset increases in underwriting expenses in the risk management segment (see discussion below).

The tax provision is the sum of the provision (benefit) on income before federal income taxes, change in the deferred tax asset valuation allowance, and state income tax expense. A deferred tax asset is recognized only to the extent of income taxes on current taxable income, taxable income resulting from future reversals of existing taxable temporary differences, changes in unrealized gains on the Company's available for sale investment securities and a tax planning strategy related to the unrecorded gains on real estate owned by the Company. During the three months ending June 30, 2003 the increase in the deferred tax liability on unrealized gains on securities available for sale recorded in other comprehensive income reduced the net deferred tax asset and the related amount of deferred tax asset valuation allowance required by approximately $9.4 million. Future changes in the fair value of available for sale investment securities is subject to market fluctuation as is the impact on the related deferred tax valuation allowance and resulting income tax expense (benefit).


Segment Results

As of June 30, 2003, the Company's operations include four continuing business segments: excess and surplus lines, specialty commercial, risk management (formerly specialty workers' compensation) and public entity. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decisions regarding the acquisition and disposal of securities resides with the executive management of Company and is not under the control of the individual business segments.

Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three and six months ended June 30, 2003 and 2002.

                                                     Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                -----------------------------  -----------------------------
(in millions)                                       2003            2002           2003            2002
                                                --------------  -------------  --------------  -------------
Gross written premiums                                 $ 99.4         $ 49.8         $ 184.1         $ 90.7
                                                ==============  =============  ==============  =============
Earned premiums                                          72.5           30.9           134.5           59.6
Losses and loss adjustment expenses                      43.7           19.7            82.2           37.6
Underwriting expense                                     22.0           10.5            41.0           20.6
                                                --------------  -------------  --------------  -------------
Underwriting income                                       6.8            0.7            11.3            1.4
Interest income, net                                      4.1            2.7             7.5            4.9
                                                --------------  -------------  --------------  -------------
Income before taxes                                    $ 10.9          $ 3.4          $ 18.8          $ 6.3
                                                ==============  =============  ==============  =============
Combined ratio                                          90.7%          97.7%           91.6%          97.6%
                                                ==============  =============  ==============  =============

The increases in gross written premiums and earned premiums for the three and six months ended June 30, 2003 were primarily the result of new business and rate increases. For the three months ended June 30, 2003, gross written premiums derived from new business increased $40.2 million to $73.9 million. For the six months ended June 30, 2003, gross written premiums derived from new business increased $83.1 million to $140.0 million, primarily due to business written through the renewal rights acquisition of Fulcrum Insurance Company. Renewal gross written premiums increased $12.9 million to $30.5 million for the three months ended June 30, 2003 and $17.2 million to $55.4 million for the six months then ended. Rate increases were the primary driver for the increase in renewal premiums. This trend is a reflection of the current environment of the excess and surplus lines market, in that the current year premium has a similar risk profile to expiring policies, and is being written at higher rates. Partially offsetting these increases were cancellations and endorsements which reduced gross written premiums by approximately $5.0 million and $11.4 million for the three and six month ended June 30, 2003, respectively.

On March 31, 2003, Colony Insurance Group entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. ("HCC"). Under the terms of this agreement, the Company will cede 15% of the gross written premiums from the excess and surplus lines segment to HCC. HCC will, in turn, assume 15% of the losses from the excess and surplus lines segment. As of June 30, 2003, the Company ceded approximately $11.3 million of gross written premiums, $1.7 million of earned premiums and $1.0 million of losses and loss adjustment expense. The Company receives a ceding commission to offset its acquisition costs related to these premiums. As of June 30, 2003, the Company earned a ceding commission of $0.3 million.

The excess and surplus lines segment's loss ratio improved to 60.3% and 61.1% for the three and six months ended June 30, 2003, respectively, compared to 63.7% and 63.1% for the same periods in 2002. The improvement is primarily attributable to a reduction of the current year loss ratio, reflecting the effects of rate increases realized over the past year. Loss reserves for the excess and surplus lines were $225.6 million as of June 30, 2003, compared to $147.9 million as of June 30, 2002.

The expense ratio for the three months ended June 30, 2003 was 30.4% compared to 34.0% for the same period in 2002. The expense ratio for the six months ended June 30, 2003 was 30.5% compared to 34.5% for the same period in 2002. Increases in variable expenses were offset by economies of scale resulting from the increase in gross written premiums related to fixed expenses.

Increases in net investment income were the result of an increase in invested assets due to positive cash flows over the past twelve months, combined with a capital contribution of $12.0 million. Net invested assets increased to $443.9 million as of June 30, 2003, compared to $251.1 million as of June 30, 2002.

Specialty Commercial. The following table summarizes the specialty commercial results of operations for the three and six months ended June 30, 2003 and 2002.

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                       June 30,
                                                -----------------------------   --------------------------
(in millions)                                       2003            2002           2003          2002
                                                --------------  -------------   ------------  ------------
Gross written premiums                                 $ 35.6         $ 30.0         $ 70.0        $ 59.7
                                                ==============  =============   ============  ============
Earned premiums                                          30.2           25.8           58.3          50.7
Losses and loss adjustment expenses                      22.6           17.9           42.1          35.5
Underwriting expense                                      8.9            7.8           17.4          15.7
                                                --------------  -------------   ------------  ------------
Underwriting income (loss)                               (1.3)           0.1           (1.2)         (0.5)
Interest income, net                                      2.5            2.4            4.7           5.0
                                                --------------  -------------   ------------  ------------
Income before taxes                                     $ 1.2          $ 2.5          $ 3.5         $ 4.5
                                                ==============  =============   ============  ============
Combined ratio                                         104.5%          99.8%         102.1%        101.0%
                                                ==============  =============   ============  ============

The increase in gross written premiums and earned premiums was primarily attributable to rate increases and new business. Renewal premiums increased from $21.9 million for the three months ended June 30, 2002 to $23.5 million for the same period in 2003. Renewal premiums for the six months ended June 30, 2003 were $53.5 million compared to $46.1 million for the same period in 2002. The increases in renewal premiums were primarily due to average rate increases of approximately 8%. Premiums related to new business written increased from $8.1 million for the three months ended June 30, 2002 to $9.4 million for the same period in 2003. Premiums related to new business were $16.3 million for the six months ended June 30, 2003, compared to $13.6 million for the same period in 2002.

The specialty commercial segment's loss ratios were 75.1% and 72.4% for the three and six months ended June 30, 2003, respectively, compared to 69.4% and 70.1% for the same periods in 2002. During the three month period ended June 30, 2003, the specialty commercial segment incurred approximately $1.9 million in catastrophe losses related to the May storms in the South and Midwest. Additionally, five large liability losses were reported during this period, resulting in approximately $1.0 million in losses. The specialty commercial segment's loss reserves were $174.6 million and $164.6 million as of June 30, 2003 and 2002, respectively.

The expense ratios for the specialty commercial segment were 29.4% and 29.7% for the three and six months ended June 30, 2003, respectively, compared to 30.4% and 30.9% for the same periods in 2002. The continued improvement in the expense was primarily the result of increased premium volumes and cost containment.

The changes in investment income for the three and six months ended June 30, 2003, as compared to the same periods in 2002, was primarily the result of lower investment yields partially offset by an increase in invested assets due to positive cash flows. Invested assets were $242.6 million as of June 30, 2003, compared to $232.8 million as of June 30, 2002.

Risk Management (formerly Specialty Workers' Compensation). The following table summarizes the results of operations for the risk management segment for the three and six months ended June 30, 2003 and 2002.


                                                     Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                -----------------------------   --------------------------
(in millions)                                       2003            2002           2003          2002
                                                -------------   -------------   -----------   ------------
Gross written premiums                                 $ 53.1         $ 52.6         $ 96.7        $ 98.8
                                                ==============  =============   ============  ============
Earned premiums                                          35.6           25.4           64.1          54.6
Losses and loss adjustment expenses                      31.7           22.7           58.0          48.4
Underwriting expense                                     19.2           11.7           36.7          24.9
                                                --------------  -------------   ------------  ------------
Underwriting loss                                       (15.3)          (9.0)         (30.6)        (18.7)
Interest income, net                                      6.6            8.2           13.9          16.6
                                                --------------  -------------   ------------  ------------
Loss before taxes                                      $ (8.7)        $ (0.8)       $ (16.7)       $ (2.1)
                                                ==============  =============   ============  ============
Combined ratio                                         143.0%         135.6%         147.8%        134.7%
                                                ==============  =============   ============  ============

Gross written premiums in the three months ended June 30, 2003 were consistent with the same period in 2002. New business for the directly written voluntary portion of the Company's business increased $11.4 million to $26.3 million while renewal gross written premiums decreased $10.9 million as compared to the same period in 2002. The decrease in gross written premiums for the six months ended June 30, 2003 as compared to the same period in 2002 was primarily the result of a decline in renewal premiums due to the restructuring in this segment discussed below. For the six months ended June 30, 2003, renewal premiums were $49.8 million, compared to $66.4 million for the same period in 2002. Premiums related to new business were $46.9 million for the six months ended June 30, 2003 compared to $33.4 million for the same period in 2002.

The Company, through its subsidiary Argonaut Insurance Company, has entered into an agreement with Kemper Insurance Company ("Kemper") to purchase the renewal rights to its bundled large risk national accounts. Under the terms of the agreement, the Company has the right to acquire the assets and liabilities of certain policies originally underwritten by Kemper. The Company can acquire and for such accounts selected will be liable for all losses and will be entitled to any unearned premiums from the account, less commissions, paid to Kemper. The Company has sole discretion as to which accounts it will acquire, and is guaranteed at least one renewal of the policy. The Company acquired these policies during the three month period ended June 30, 2003. All unearned premiums acquired are being recognized as income ratably over the remaining life of the policy. The Company entered into this agreement in accordance with its previously announced plan to concentrate on casualty risk management solutions for upper-middle market accounts. As part of this focus, $6.6 million of the $11.4 million of new business represents premium written under the renewal rights agreement signed with Kemper in the spring of 2003.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. (HCC). Under the terms of the agreement, the Company will assume 3.33% of the losses under HCC's USA Directors and Officers Liability program. Additionally, the Company will assume 5.0% of the losses under HCC's International Directors and Officers Liability program. HCC will cede 3.33% and 5.0% of gross written premiums under each respective program to the Company. For the three and six months ending June 30, 2003, gross written premiums recorded under this program totaled $5.8 million. The Company will pay to HCC ceding and other commissions to offset costs related to these premiums. For the six months ended June 30, 2003, the Company expensed ceding and other commissions of $0.5 million.

The Company assumed $7.9 million of gross written premiums from involuntary pools in the quarter, as compared to $0.9 million for the same period in 2002. The increase in the assumption of pool premium and related pool operating results was a function of an increase in the amount of premium being placed with involuntary pools, as well as an increase in the Company's pool percentage participation in certain states in which the Company writes premium.

Earned premiums for the three and six months ended June 30, 2003 were $10.2 million and $9.5 million greater, respectively than the same period in 2002. This three and six month increase was attributable to the following factors: (a) earning of higher unearned premium on directly written voluntary inforce business during the three months ended June 30, 2003 produced $3.8 million of additional net earned premium as compared to the same period in 2002; (b) the assumption of business underwritten by HCC accounted for $1.5 million of increased earned premium; and (c) the involuntary pool assumption added $4.9 million to net earned premium as compared to the same quarter in 2002.

Losses and loss adjustment expenses for the three and six months ended June 30, 2003 resulted in loss ratios of 88.8% and 90.6%, respectively, compared to 89.8% and 88.9% for the same periods in 2002. Adverse loss development for the quarter ended June 30, 2003 was caused by an increase to the allowance for doubtful accounts for balances due from reinsurers. The $10.0 million of adverse loss development for the six months ended June 30, 2003 includes $5.0 million of adverse development recognized in the first quarter of 2003. The adverse loss development was primarily attributable to one construction account that was a multi-year policy. This account was not renewed in January of 2003 and additional adverse development may occur but management is unable to determine the amount, if any, of additional possible loss. Loss reserves totaled $644.4 million and $604.6 million as of June 30, 2003 and 2002, respectively.

The expense ratio was 54.2% for the three months ended June 30, 2003, compared to 45.8% for the same period in 2002. Continued restructuring charges for the program initiated in March 2003 (see discussion below) resulted in an additional $0.6 million of underwriting expense. The increase in the assumption of involuntary pool premium discussed above was accompanied by an additional $2.3 million of administrative charges for the pools. Deferred policy acquisition costs were $0.4 million for the three months ended June 30, 2003, a $4.8 million increase over the same period in 2002. This increase in expense was due to acquisition costs not being deferred in the year prior to 2002.

The expense ratios were 57.2% and 45.8% for the six months ended June 30, 2003 and 2002, respectively. The increase in the expense ratio was due primarily to $1.5 million in restructuring charges for the six month period, combined with an increase in deferred policy acquisition costs of approximately $7.7 million for the reasons discussed above.

In March 2003, Argonaut Insurance Company began to restructure its operations to concentrate on casualty risk management solutions for upper-middle market accounts. With the elimination of non-strategic products, Argonaut Insurance Company has reduced its workforce by 63 employees as of June 30, 2003, and anticipates the reduction of an additional eight employees over the remainder of the year. Severance costs of $0.9 million and outplacement and relocation costs of $0.3 million have been recognized as of June 30, 2003. Additionally, the Company closed three offices at a total cost of $0.3 million. Any additional costs associated with the restructuring will be recorded as incurred.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three and six months ended June 30, 2003 and 2002.

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                -----------------------------  --------------------------
(in millions)                                       2003            2002          2003          2002
                                                --------------  -------------  ------------  ------------
Gross written premiums                                 $ 11.4          $ 4.2        $ 22.7        $ 10.2
                                                ==============  =============  ============  ============
Earned premiums                                           6.6            1.9          12.1           3.7
Losses and loss adjustment expenses                       4.3            1.3           8.0           2.6
Underwriting expense                                      2.1            0.8           3.8           1.5
                                                --------------  -------------  ------------  ------------
Underwriting (loss) income                                0.2           (0.2)          0.3          (0.4)
Interest income, net                                      0.1            0.1           0.3           0.3
                                                --------------  -------------  ------------  ------------
Income (loss) before taxes                              $ 0.3         $ (0.1)        $ 0.6        $ (0.1)
                                                ==============  =============  ============  ============
Combined ratio                                          97.4%         109.4%         98.0%        111.0%
                                                ==============  =============  ============  ============

The increase in gross written premiums and earned premiums was primarily the result of new business written in 2003. For the three and six months ended June 30, 2003, the public entity segment's new business was approximately $6.5 million and $13.7 million respectively. Additionally, the segment wrote $4.8 million of renewal business for the three months ended June 30, 2003, of which $0.2 million was the result of rate increases. For the six months ended June 30, 2003, gross written premiums on renewal business were $8.9 million, of which $0.7 million was due to rate increases. Premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insured's fiscal year end.

Losses and loss adjustment expenses for the three months and six months ended June 30, 2003 resulted in a loss ratio of 65.0% and 65.1%, respectively, compared to 69.0% and 70.5%, respectively, for the same periods in 2002. The decrease in the loss ratios was attributable to increased rates. Loss reserves for the public entity segment were $17.8 million and $6.3 million as of June, 2003 and 2002, respectively.

The expense ratios for the three months and six months ended June 30, 2003 were 32.4% and 32.9%, respectively, compared to 40.4% and 40.5%, respectively, for the same periods in 2002. The decrease in the expense ratio primarily resulted from operational efficiencies gained from increased premium volume.

Run-off Lines. The Company has discontinued active underwriting of certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability, asbestos and environmental liabilities and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. Loss reserves for the run-off lines were as follows:

                                                                     June 30,
                                                   --------------------------------------------
                                                           2003                   2002
                                                   ---------------------  ---------------------
(in millions)                                        Gross       Net        Gross       Net
                                                   ---------- ----------  ---------- ----------
Environmental and asbestos:
Loss reserves, beginning of the period                $236.5     $178.3      $168.2     $130.7
Incurred losses                                         (0.7)       0.8         3.6        3.2
Losses paid                                              5.3        6.1        14.9        7.7
                                                   ---------- ----------  ---------- ----------
Loss reserves - environmental and
  asbestos, end of the period                          230.5      173.0       156.9      126.2
Other run-off lines                                     55.4       43.0        60.6       48.4
Net reserves ceded - retroactive
reinsurance contract                                       -      (40.0)          -          -
                                                   ---------- ----------  ---------- ----------
Total reserves - run-off lines                        $285.9     $176.0      $217.5     $174.6
                                                   ========== ==========  ========== ==========

The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. For the three and six months ended June 30, 2003, the run-off lines did not experience adverse loss development. The Company expects to complete its annual review of its reserves prior to the end 2003.

Goodwill

The Company reviewed goodwill of approximately $27.1 million allocated to the risk management segment, due to the restructuring of Argonaut Insurance Company combined with the sale of the real estate holdings during the three months ended March 31, 2003. No impairment of the goodwill balances was indicated. However, continued operating losses within the risk management segment could result in an impairment of the goodwill assigned to this reporting unit, resulting in a write down of the goodwill in future periods. The Company will conduct its annual review of goodwill impairment prior to the end 2003.

Reinsurance

Certain of the Company's reinsurance carriers have experienced deteriorating financial condition or have been downgraded by rating agencies. Amounts due from such reinsurers on paid loss recoverables and case reserves totaled $25.8 million. Amounts due from such reinsurers on incurred but not reported claims totaled $27.1 million. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. Included in the aforementioned reinsurance balances recoverable is approximately $44.5 million due from insurance subsidiaries of Trenwick Group Ltd., which has announced its intent to restructure its operations in August 2003. The balances are due from the insurance subsidiaries not Trenwick Group Ltd; accordingly, the Company is unable to estimate the amount that may be uncollectible, if any. The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of such reinsurers could result in the uncollectibility of certain balances and therefore impact the financial results of the Company. During the three months ended June 30, 2003, the Company increased its allowance for uncollectible reinsurance recoverables by $5.0 million.

Liquidity

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the six months ended June 30, 2003, net cash provided by operating activities was $74.2 million, compared to $11.6 million for the same period in 2002. The increase in cash inflows was primarily attributable to improved underwriting results. The Company also holds marketable investment securities of approximately $1,372.3 million that could be sold to cover liquidity.

On April 25, 2003, Argonaut Group Statutory Trust, a Connecticut statutory trust and wholly-owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of Common Securities to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 from the Company. The Debentures will have the same payment terms as the Capital Securities. The sale closed on May 15, 2003.

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

On May 7, 2003, the Company received a waiver from HCC of the requirement to use the proceeds from the issuance of the Debentures to repay the HCC note described above. The Company used $12.0 million of the net proceeds from the sale of the Debentures to increase the statutory capital of its insurance company subsidiaries.

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

Item 3.  Market Risks

The primary market risk exposures that result in an impact to the investment portfolio relates to equity price changes and interest rate changes. The Company does not hold any derivative instruments.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC. Accounts under the International Directors & Officers Liability Quota Share program may settle in the following currencies:
U.S dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. Management is unable at this time to estimate the future gain or losses, if any.

The Company holds a well-diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. At June 30, 2003, investments in equity securities included an investment in the common stock of Curtiss-Wright Corporation which represents approximately 6.9% (pre-tax) of the total shareholders' equity, down from 12.4% as of December 31, 2002. The Company has implemented steps to reduce its exposure to any individual security, and therefore, has reduced its holdings by 167,400 shares as of June 30, 2003. The Company realized gains on the sales of these securities of approximately $9.1 million. Additionally, through August 11, 2003, the Company sold an additional 173,400 shares of Curtiss-Wright, resulting in a realized gain of $9.2 million, which will be recognized in the third quarter of 2003. The Company also reduced its holdings in International Paper, selling 50,541 shares in July for a realized gain of $1.6 million, also to be recognized in the third quarter of 2003.

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

Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better rated municipal bonds, corporate bonds and preferred stocks). Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BBB", with a 20-year maximum effective maturity. During the three and six months ended June 30, 2003, the Company recognized other than temporary losses on the investment portfolio of $1.5 million and $3.8 million, respectively. During the three and six months ended June 30, 2002, there was no other than temporary impairment to the Company's investment portfolio.

Management has assessed these risks and believes that there have been no material changes since December 31, 2002.

Item 4.  Controls and Procedures

In connection with the filing of this Form 10-Q, management, including the chief executive officer and the chief financial officer, has reviewed the effectiveness of the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. Based on the evaluation, management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There have been no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2003 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Diamond Woodworks vs. Argonaut Insurance Company. Filed in the Superior Court of Orange County, California, this case arose out of Argonaut Insurance Company's alleged mishandling of a workers' compensation claim and alleged fraudulent acts towards the plaintiff. On June 19, 2000 the jury awarded approximately $700,000 in compensatory damages and $14.0 million in punitive damages against Argonaut Insurance Company, which verdict was subsequently confirmed by the Court. Argonaut Insurance Company filed post judgment motions and the judgment for punitive damages was reduced to $5.5 million. Upon appeal, the amount of the award was reduced further to $1,930,824 inclusive of all actual and punitive damages, interest and attorneys fees. The judgment was paid in full on June 19, 2003.

Refer to Part I, Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for additional discussion on the Company's pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Refer to Part II, Item 2 - "Changes in Securities and Use of Proceeds: in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2003 for discussion on the Company's issuance of Series A Mandatory Convertible Preferred Stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Argonaut Group, Inc. was held May 14, 2003. The following matter was submitted to the shareholders at the meeting:

Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders:


No other items were submitted for a vote by the shareholders.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

       On August 6, 2003, the Company filed a current report on Form 8-K announcing its operating results for the three and six months ended June 30, 2003.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson III
--------------------------
Mark E. Watson III
Chief Executive Officer and President
   (principal executive officer)



/s/ Mark W. Haushill
--------------------------
Mark W. Haushill
Chief Financial Officer, Vice President and Treasurer
   (principal financial and accounting officer)



/s/ Byron L. LeFlore, Jr.
--------------------------
Byron L. LeFlore, Jr.
General Counsel, Vice President and Secretary



August 14, 2003

                                  EXHIBIT INDEX

Exhibit
  No.       Description

31.1        Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32          Certificate of the Chief Executive Officer and the Chief Financial
              Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    EXHIBIT 31.1

                            CERTIFICATE OF COMPLIANCE

I, Mark E. Watson III, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Argonaut
           Group, Inc;

2. Based on my knowledge, this report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

CERTIFIED this 14th day of August, 2003.

                                         /s/  Mark E. Watson III
                                         --------------------------
                                         Mark E. Watson III
                                         President and Chief Executive Officer

                                                                    EXHIBIT 31.2

                            CERTIFICATE OF COMPLIANCE

I, Mark W. Haushill, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Argonaut
           Group, Inc;

2. Based on my knowledge, this report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



CERTIFIED this 14th day of August, 2003.

                                         /s/  Mark W. Haushill
                                         -----------------------------------
                                         Mark W. Haushill
                                         Vice President
                                         Chief Financial Officer and Treasurer

                                                                     EXHIBIT 32


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003 ("the Report") that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 14th day of August, 2003.

                                         /s/  Mark E. Watson III
                                         --------------------------
                                         Mark E. Watson III
                                         President and Chief Executive Officer

                                                                     EXBIBIT 32


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark W. Haushill, Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003 ("the Report") that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

CERTIFIED this 14th day of August, 2003.

                                         /s/  Mark W. Haushill
                                         -----------------------------------
                                         Mark W. Haushill
                                         Vice President
                                         Chief Financial Officer and Treasurer