Form 10-Q
period 2003-09-30
ARGONAUT GROUP INC
filed 2003-11-14
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No ____


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2003.

       Title                                                      Outstanding

Common Stock, par value $0.10 per share                            26,943,755

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

   Item 1.  Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets
       September 30, 2003 and December 31, 2002...........................    3

     Condensed Consolidated Statements of Operations
       Three and nine months ended September 30, 2003 and 2002............    4

     Condensed Consolidated Statements of Comprehensive Income (Loss)
       Three and nine months ended September 30, 2003 and 2002............    5

     Condensed Consolidated Statements of Cash Flow
       Nine months ended September 30, 2003 and 2002......................    6

     Notes to Condensed Consolidated Financial Statements.................    7

   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations........................   15

   Item 3.  Market Risks..................................................   24

   Item 4.  Controls and Procedures.......................................   25

Part II. OTHER INFORMATION:

   Item 1.  Legal Proceedings.............................................   26
   Item 2.  Changes in Securities and Use of Proceeds.....................   26
   Item 3.  Default Upon Senior Securities................................   26
   Item 4.  Submission of Matters to a vote of Security Holders...........   26
   Item 5.  Other Information.............................................   26
   Item 6.  Exhibits and Reports on Form 8-K ................................26

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)

                                                                                          September 30,    December 31,
                                                                                              2003             2002
                                                                                          --------------   --------------
                                                                                           (Unaudited)
Assets:
   Investments:
     Fixed maturities, at fair value (cost: 2003 - $1,047.5; 2002 - $850.7)                   $ 1,092.3          $ 894.1
     Equity securities, at fair value (cost: 2003 - $108.1; 2002 - $149.2)                        158.2            237.1
     Other long-term investments, at fair value (cost: 2003 - $12.1; 2002 - $10.8)                 11.9             10.0
     Short-term investments, at fair value which approximates cost                                175.7             40.1
                                                                                          --------------   --------------
   Total investments                                                                            1,438.1          1,181.3
                                                                                          --------------   --------------

   Cash and cash equivalents                                                                       60.5             77.4
   Accrued investment income                                                                       12.9             13.0
   Premiums receivable                                                                            260.9            221.6
   Reinsurance recoverable                                                                        483.0            470.1
   Notes receivable                                                                                47.1                -
   Goodwill                                                                                       105.7            105.7
   Deferred federal income tax asset, net                                                           5.7             20.0
   Deferred acquisition costs, net                                                                 63.3             54.7
   Other assets                                                                                    91.0             65.1
                                                                                          --------------   --------------
Total assets                                                                                  $ 2,568.2        $ 2,208.9
                                                                                          ==============   ==============

Liabilities:
   Reserves for losses and loss adjustment expenses                                           $ 1,399.8        $ 1,281.6
   Unearned premiums                                                                              355.3            284.9
   Funds held                                                                                     182.2            163.6
   Deferred gain, retroactive reinsurance                                                          42.5             40.0
   Junior subordinated debentures                                                                  15.5                -
   Related party note payable                                                                      12.0                -
   Income taxes payable, net                                                                       15.7              1.5
   Accrued expenses and other liabilities                                                         129.0            109.6
                                                                                          --------------   --------------
Total liabilities                                                                               2,152.0          1,881.2
                                                                                          --------------   --------------
Shareholders' equity:
   Preferred stock -$0.10 par, 5,000,000 shares authorized Series A mandatory convertible preferred stock - 2,953,310 and 0 shares
     issued and outstanding at September 30, 2003 and December 31, 2002                             0.3                -
   Common stock - $0.10 par, 35,000,000 shares authorized; 21,608,684 and 21,602,082
     shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively        2.2              2.2
   Additional paid-in capital                                                                     131.3             96.4
   Retained earnings                                                                              222.7            145.9
   Deferred stock compensation                                                                     (1.9)            (1.7)
   Accumulated other comprehensive income, net                                                     61.6             84.9
                                                                                          --------------   --------------
Total shareholders' equity                                                                        416.2            327.7
                                                                                          --------------   --------------
Total liabilities and shareholders' equity                                                    $ 2,568.2        $ 2,208.9
                                                                                          ==============   ==============

See accompanying notes.


                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                              -----------------------------    ----------------------------
                                                  2003            2002             2003           2002
                                              --------------  -------------    -------------  -------------
Premiums and other revenue:
    Earned premiums                                 $ 148.1         $ 96.3          $ 417.1        $ 264.9
    Net investment income                              13.3           12.9             40.1           40.0
    Realized investment gains, net                     48.5            1.2            112.2           15.2
                                              --------------  -------------    -------------  -------------
Total revenue                                         209.9          110.4            569.4          320.1
                                              --------------  -------------    -------------  -------------
Expenses:
    Losses and loss adjustment expenses               105.6           70.9            294.4          195.1
    Underwriting, acquisition, and
      insurance expenses                               48.9           33.4            148.5           98.8
    Interest expense                                    1.9              -              6.0              -
                                              --------------  -------------    -------------  -------------
Total expenses                                        156.4          104.3            448.9          293.9
                                              --------------  -------------    -------------  -------------
Income before income taxes                             53.5            6.1            120.5           26.2
Provision for income taxes                             28.8            1.4             42.5            7.9
                                              --------------  -------------    -------------  -------------
Net income                                           $ 24.7          $ 4.7           $ 78.0         $ 18.3
                                              ==============  =============    =============  =============

Net income per common share:
        Basic                                        $ 1.11         $ 0.22           $ 3.55         $ 0.85
                                              ==============  =============    =============  =============
        Diluted                                      $ 1.00         $ 0.22           $ 3.30         $ 0.84
                                              ==============  =============    =============  =============
Dividends declared per common share:                 $   -          $ 0.15           $   -          $ 0.45
                                              ==============  =============    =============  =============
Weighted average common shares:
        Basic                                    21,608,452     21,575,262       21,606,337     21,565,687
                                              ==============  =============    =============  =============
         Diluted                                 24,593,984     21,646,263       23,613,989     21,667,228
                                              ==============  =============    =============  =============
See accompanying notes.

                                       4

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (Dollars in millions)
                                   (Unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                           --------------------------   --------------------------
                                                              2003          2002           2003          2002
                                                           ------------  ------------   ------------  ------------
Net income                                                      $ 24.7         $ 4.7         $ 78.0        $ 18.3
                                                           ------------  ------------   ------------  ------------
Other comprehensive income (loss):
     Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                    (7.6)        (40.5)          18.8         (20.2)
      Reclassification adjustment for gains included
       in net income or loss                                     (48.5)         (1.2)         (54.6)        (15.2)
                                                           ------------  ------------   ------------  ------------
Other comprehensive loss before tax                              (56.1)        (41.7)         (35.8)        (35.4)
Income tax benefit related to other
    comprehensive loss                                           (19.6)        (14.6)         (12.5)        (12.4)
                                                           ------------  ------------   ------------  ------------
Other comprehensive loss, net of tax                             (36.5)        (27.1)         (23.3)        (23.0)
                                                           ------------  ------------   ------------  ------------
Comprehensive income  (loss)                                   $ (11.8)      $ (22.4)        $ 54.7        $ (4.7)
                                                           ============  ============   ============  ============


See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Dollars in millions)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     ---------------------------
                                                                                        2003           2002
                                                                                     ------------   ------------
Cash flows from operating activities:
    Net income                                                                            $ 78.0         $ 18.3
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization and depreciation                                                        8.3            8.9
        Deferred federal income tax expense                                                 26.8            8.3
        Gains on sales of investments                                                      (54.6)         (15.2)
        Gains on sales of real estate                                                      (57.6)             -
    Change in:
    Accrued investment income                                                                0.2            1.5
    Receivables                                                                            (52.2)         (54.1)
    Unearned premiums on ceded reinsurance                                                 (31.0)         (13.5)
    Reserves for losses and loss adjustment expenses                                       118.2           11.8
    Unearned premiums                                                                       70.4           96.8
    Other assets and liabilities, net                                                       23.3          (11.0)
                                                                                     ------------   ------------
Cash provided by operating activities                                                      129.8           51.8
                                                                                     ------------   ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                                     39.1           53.8
    Maturities and mandatory calls of fixed maturity investments                           156.7           92.9
    Sales of equity securities                                                              95.8           30.9
    Purchases of fixed maturity investments                                               (396.9)        (188.5)
    Purchases of equity securities                                                          (2.0)         (13.4)
    Change in short-term investments                                                      (135.7)         (11.3)
    Sale of real estate                                                                     57.6              -
    Notes receivable for real estate, net                                                  (47.1)             -
    Other, net                                                                              24.3            8.4
                                                                                     ------------   ------------
Cash used by investing activities                                                         (208.2)         (27.2)
                                                                                     ------------   ------------

Cash flows from financing activities:
    Issuance of Series A mandatory convertible preferred stock                              34.6              -
    Issuance of junior subordinated debentures                                              15.5              -
    Related party note payable                                                              12.0              -
    Stock options exercised                                                                    -            0.4
    Payment of cash dividend on common stock                                                   -           (9.7)
    Payment of cash dividend on preferred stock                                             (0.6)             -
                                                                                     ------------   ------------
Cash provided (used) by financing activities:                                               61.5           (9.3)
                                                                                     ------------   ------------

Change in cash and cash equivalents                                                        (16.9)          15.3
Cash and cash equivalents, beginning of period                                              77.4           14.0
                                                                                     ------------   ------------
Cash and cash equivalents, end of period                                                  $ 60.5         $ 29.3
                                                                                     ============   ============

Additional disclosure:
    Income taxes paid                                                                      $ 4.1          $ 0.8
                                                                                     ============   ============

See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Argonaut Group, Inc. and Subsidiaries (collectively "Argonaut Group" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 that the Company filed with the Securities and Exchange Commission on July 24, 2003.

The interim financial data as of September 30, 2003 and 2002 and for the three months and nine months ended September 30, 2003 and 2002 is unaudited. However, in the opinion of management, the interim data include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company restructured the Risk Management segment of Argonaut Insurance Company, which was accounted for in accordance with SFAS No. 146. With the elimination of non-strategic products, Argonaut Insurance Company has reduced its workforce by 67 employees as of September 30, 2003, and anticipates the reduction of an additional two employees in 2004. Severance costs of $0.9 million and outplacement and relocation costs of $0.3 million had been recognized as of September 30, 2003. Additionally, the Company closed three offices at a total cost of $0.3 million. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expenses line item in the accompanying condensed consolidated statements of operations. No material costs associated with the restructuring were incurred in the third quarter of 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." SFAS No. 148 establishes alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS No. 148 relating to pro forma reporting effective December 2002. The Company has not made a determination regarding accounting for stock-based compensation on the fair value method (see note 5).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company elected to adopt SFAS No. 150 in the second quarter of 2003. There was no impact from the adoption of SFAS No. 150 on the Company's consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. FIN 46 is effective for variable interest entities created after January 31, 2003 in the second quarter of 2003. The effective date for variable interest entities created before February 1, 2003 is for financial statements issued after December 15, 2003. FIN 46 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2003 and 2002:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                      -------------------------------  --------------------------------
(Dollars in millions except per share data)               2003             2002             2003             2002
                                                      --------------  ---------------  ---------------   --------------
Net income                                                   $ 24.7            $ 4.7           $ 78.0           $ 18.3
Preferred stock dividends                                      (0.6)               -             (1.2)               -
                                                      --------------  ---------------  ---------------   --------------
Income available to common shareholders                      $ 24.1            $ 4.7           $ 76.8           $ 18.3
Effect of dilutive securities:
    Preferred stock dividends                                   0.6                -              1.2                -
                                                      --------------  ---------------  ---------------   --------------
Income available to common shareholders
after assumed conversion                                       24.7              4.7             78.0             18.3

Weighted average shares-basic                            21,608,452       21,575,262       21,606,337       21,565,687
Effect of dilutive securities:
Stock options                                                32,222           71,001           17,143          101,541
Convertible preferred stock                               2,953,310                -        1,990,509                -
                                                      --------------  ---------------  ---------------   --------------

Weighted average shares-diluted                          24,593,984       21,646,263       23,613,989       21,667,228
                                                      ==============  ===============  ===============   ==============

Net income per common share-basic                            $ 1.11           $ 0.22           $ 3.55           $ 0.85
Net income  per common share-diluted                         $ 1.00           $ 0.22           $ 3.30           $ 0.84

For the three and nine months ended September 30, 2003, options to purchase 1,655,800 shares of common stock at a price ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2004 through 2013. For the three and nine months ended September 30, 2002, options to purchase 931,400 shares of common stock at a price ranging from $19.50 to $35.50 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2003 through 2012. On November 3, 2003, the Company sold 4.8 million shares of its common stock through an underwritten public offering. In addition, HCC Insurance Holdings, Inc., concurrent with the closing of the underwritten public offering, purchased from the Company 533,173 shares of the Company's common stock in a private placement (see note 12).

Note 4 - Income Taxes

The Company's income tax provision includes the following components:

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,              September 30,
                                                              ---------------------------   ---------------------------
(in millions)                                                     2003          2002            2003          2002
                                                              -------------  ------------   -------------  ------------
Current tax provision related to:
    Current tax provision (benefit)                                  $ 9.2        $ (0.6)         $ 15.7         $ 0.2
Deferred tax provision (benefit) related to:
Future tax deductions                                                 (4.2)         (1.2)          (10.2)         (1.0)
Net operating loss carryforward                                       22.4           2.9            49.6           8.7
Deferred alternative minimum tax provision                            (9.1)          0.3           (10.7)            -
    Valuation allowance change                                        10.5             -            (1.9)            -
                                                              -------------  ------------   -------------  ------------
Income tax provision                                                $ 28.8         $ 1.4          $ 42.5         $ 7.9
                                                              =============  ============   =============  ============

A reconciliation of the Company's income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,             September 30,
                                                              ---------------------------   ---------------------------
(in millions)                                                     2003          2002            2003          2002
                                                              -------------  ------------   -------------  ------------
Income tax provision at statutory rates (35%)                       $ 18.7         $ 2.2          $ 40.4         $ 9.2
Tax effect of:
Tax exempt interest                                                      -             -            (0.1)         (0.2)
Dividends received deduction                                          (0.1)         (0.3)           (0.6)         (0.9)
Valuation allowance change                                            10.5             -            (1.9)            -
Other permanent adjustments, net                                      (0.3)         (0.2)           (0.3)         (0.1)
State income tax provision                                               -          (0.3)            5.0          (0.1)
                                                              -------------  ------------   -------------  ------------
Income tax provision                                                $ 28.8         $ 1.4          $ 42.5         $ 7.9
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

As of September 30, 2003, the Company had 128,349 shares of non-vested stock issued and outstanding. The non-vested shares vest in equal annual installments over a period of two to three years, subject to continued employment. The stock is not issued until the vesting requirements are met. Thus, the stock does not carry any voting or dividend rights. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. For the three months ended September 30, 2003 and 2002, the Company recognized deferred stock compensation expense of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2003 and 2002, the Company recognized deferred stock compensation expense of $0.7 million and $0.4 million, respectively.

In August, 2003, the Company granted selected executives and other key employees stock option awards whose vesting is contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four year term. The options granted under this variable plan resulted in approximately $0.3 million of compensation expense being deferred as of September 30, 2003. Compensation expense recognized as a result of theses grants was not material.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                                       Three Months Ended            Nine Months Ended
                                                                         September 30,                 September 30,
                                                                   ---------------------------   ---------------------------
(in millions, except per share amounts)                                2003          2002            2003          2002
                                                                   -------------  ------------   -------------  ------------
Net income, as reported                                                  $ 24.7         $ 4.7          $ 78.0        $ 18.3
Add: Total deferred stock compensation expense included
     in reported net income, net of taxes                                   0.1           0.2             0.5           0.3
Deduct: Total stock-based employee compensation
     determined under fair value based methods for all
     awards, net of tax                                                    (0.2)         (0.3)           (0.8)         (0.5)
                                                                   -------------  ------------   -------------  ------------
 Pro forma net income                                                     $ 24.6         $ 4.6          $ 77.7        $ 18.1
                                                                   =============  ============   =============  ============
Earnings per share
     Basic - as reported                                                 $ 1.11        $ 0.22          $ 3.55        $ 0.85
     Basic - pro forma                                                   $ 1.11        $ 0.22          $ 3.54        $ 0.84

     Diluted - as reported                                               $ 1.00        $ 0.22          $ 3.30        $ 0.84
     Diluted - pro forma                                                 $ 1.00        $ 0.21          $ 3.29        $ 0.84

Note 6 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $22.7 million and $37.6 million as of September 30, 2003 and 2002, respectively.

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       -----------------------
(Dollars in millions)                                                                     2003        2002
                                                                                       ----------- -----------
Net reserves - beginning of year                                                          $ 838.2     $ 929.6
Net reserves from renewal rights acquisition                                                  3.2           -
Net reserves ceded under retroactive reinsurance contracts                                   (2.5)          -

Add:
  Loss and LAE incurred during calendar year, net of reinsurance:
   Current accident year                                                                    272.0       189.3
   Prior accident years                                                                      22.4         5.8
                                                                                       ----------- -----------
  Loss and LAE incurred during current accident year, net of reinsurance                    294.4       195.1

Deduct:
  Loss and LAE payments made during current calendar year, net of reinsurance:
   Current accident year                                                                     46.9        36.0
   Prior accident years                                                                     146.9       155.0
                                                                                       ----------- -----------
  Loss and LAE payments made during current calendar year, net of reinsurance:              193.8       191.0
                                                                                       ----------- -----------
Net reserves, end of period                                                                 939.5       933.7

Add:
  Reinsurance recoverable on unpaid losses & LAE, end of period                             460.3       225.8
                                                                                       ----------- -----------
Gross reserves - end of period                                                          $ 1,399.8   $ 1,159.5
                                                                                       =========== ===========

Adverse development during 2003 was primarily the result of $5.0 million of development attributable to one multi-year construction account combined with strengthening of the allowance for uncollectible reinsurance reserves of $15.2 million. Adverse development during 2002 was primarily the result of reserve strengthening for the run-off lines.

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

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets are not assigned to run-off lines.

Revenues and income before taxes for each reporting group were as follows:

                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                    ---------------------------   ---------------------------
(in millions)                                          2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
Revenues:
Earned premiums
       Excess & surplus lines                            $ 75.3         $ 39.9        $ 209.9         $ 99.5
       Risk management                                     31.7           26.3           95.7           80.9
       Specialty commercial                                31.9           27.1           90.1           77.8
       Public entity                                        9.2            3.0           21.4            6.7
       Run-off lines                                          -              -              -              -
                                                    ------------   ------------   ------------   ------------
Total earned premiums                                     148.1           96.3          417.1          264.9
Net investment income
       Excess & surplus lines                               4.0            2.8           11.5            7.6
       Risk management                                      6.9            7.5           20.8           24.1
       Specialty commercial                                 2.4            2.5            7.1            7.5
       Public entity                                        0.2            0.1            0.5            0.4
       Run-off lines                                          -              -              -              -
       Corporate & other                                   (0.2)             -            0.2            0.4
                                                    ------------   ------------   ------------   ------------
Total net investment income                                13.3           12.9           40.1           40.0
Realized investment gains, net                             48.5            1.2          112.2           15.2
                                                    ------------   ------------   ------------   ------------
Total revenue                                           $ 209.9        $ 110.4        $ 569.4        $ 320.1
                                                    ============   ============   ============   ============
Income (loss) before income tax
       Excess & surplus lines                              11.7            5.8           30.6           12.0
       Risk management                                      2.8            3.9          (13.9)           1.8
       Specialty commercial                                 2.5            3.0            5.9            7.5
       Public entity                                        1.1            0.1            1.7              -
       Run-off lines                                      (10.2)          (7.2)         (10.2)          (7.8)
                                                    ------------   ------------   ------------   ------------
Total segment income before taxes                           7.9            5.6           14.1           13.5
Corporate & other                                          (2.9)          (0.7)          (5.8)          (2.5)
Net realized investment gains                              48.5            1.2           54.6           15.2
Net realized gains on sales of real estate                    -              -           57.6              -
                                                    ------------   ------------   ------------   ------------
Total income before income tax                           $ 53.5          $ 6.1        $ 120.5         $ 26.2
                                                    ============   ============   ============   ============

Identifiable assets for each reporting group were as follows:

                                            September 30,     December 31,
(in millions)                                  2003              2002
                                           ---------------   ---------------

Excess & surplus lines                             $ 674.7           $ 498.6
Risk management                                    1,455.6           1,324.5
Specialty commercial                                 356.3             351.3
Public entity                                         81.5              33.4
Run-off lines                                           -                 -
Corporate & other                                      0.1               1.1
                                           ---------------   ---------------
Total                                            $ 2,568.2         $ 2,208.9
                                           ===============   ===============

Note 8 - Other Assets

Other assets were comprised of:

                                            September 30,        December 31,
in millions                                       2003               2002
                                           ----------------   ---------------

Ceded unearned premiums                              $ 61.6            $ 30.6
Furniture, fixtures and equipment, net                 15.7              17.9
Agency plant                                            5.0               6.1
Prepaid assets                                          4.4               4.1
Capital lease                                           1.3               1.3
Other                                                   3.0               5.1
                                            ----------------   ---------------
Total other assets                                   $ 91.0            $ 65.1
                                            ================   ===============

Note 9 - Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                   Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                              -----------------------------   ------------------------------
(in millions)                                     2003            2002            2003            2002
                                              -------------   -------------   --------------  --------------
Commissions                                         $ 32.9          $ 20.3           $ 78.9          $ 49.4
General Expenses                                      15.6            22.2             60.8            57.7
State assessments                                      1.9             2.7              7.5             6.7
Taxes, licenses and bureau fees                        3.8             4.3              9.7            10.7
                                              -------------   -------------   --------------  --------------
                                                      54.2            49.5            156.9           124.5
Deferral of policy acquisition costs                  (5.3)          (16.1)            (8.4)          (25.7)
                                              -------------   -------------   --------------  --------------
Total underwriting, acquisition and
insurance expense                                   $ 48.9          $ 33.4          $ 148.5          $ 98.8
                                              =============   =============   ==============  ==============

Note 10 - Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the nine months ended September 30, 2003, these payments totaled $0.4 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of September 30, 2003, Fayez Sarofim & Co. managed $153.0 million of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, the Company sold 2,453,310 shares of Series A Mandatory Convertible Preferred Stock ("the preferred shares") at an offering price of $12 per share to HCC Insurance Holdings, Inc. ("HCC"). Additionally, effective March 31, 2003, the Company sold an additional 500,000 shares to an unrelated investor. The preferred shares will initially pay a 7 percent dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the board of directors. As of September 30, 2003, dividends of $1.2 million were declared, with $0.6 million being accrued and payable as of September 30, 2003.

On March 31, 2003, the Company borrowed $18.0 million from HCC. The note payable is due March 31, 2006, bears interest at 12% annually and is prepayable at the Company's option at anytime. The note contains certain covenants, one of which requires repayment should the Company enter into other debt agreements or issue additional shares of Series A Mandatory Convertible Preferred Stock. On April 16, 2003, the Company repaid $6.0 million principal amount of the note, plus accrued interest in conjunction with the issuance and proceeds of the additional preferred shares. On May 7, 2003, the Company received a waiver from HCC of the requirement to use proceeds from the Company's issuance of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 to repay the note payable (see note 11). In November 2003, HCC converted approximately $7.9 million of the outstanding balance of the note into the Company's common shares (see note 12).

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC. As of September 30, 2003, the Company ceded approximately $26.4 million of gross written premiums, $7.5 million of earned premiums and $4.3 million of losses and loss adjustment expenses. Of this, approximately $15.1 million of gross written premiums, $5.8 million of earned premiums and $3.3 million of losses and loss adjustment expenses were ceded during the third quarter 2003. The Company receives a ceding commission to offset its acquisition costs related to these premiums. As of September 30, 2003, the Company had earned a ceding commission of $1.5 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the terms of the agreement, the Company will assume 3.33% of the losses under HCC's USA Directors and Officers Liability program. Additionally, the Company will assume 5.0% of the losses under HCC's International Directors and Officers Liability program. For the three and nine months ending September 30, 2003, gross written premiums recorded under this program totaled $3.8 million and $9.6 million, respectively. The Company will pay to HCC ceding and other commissions to offset costs related to these premiums. For the three and nine months ended September 30, 2003, the Company expensed ceding and other commissions of $0.6 million and $1.1 million, respectively.

On March 12, 2003, the Company entered into a reinsurance consulting agreement with Rattner Mackenzie (Bermuda) Ltd., a wholly owned subsidiary of HCC, pursuant to which Rattner Mackenzie provides reinsurance consulting advice to the Company's insurance subsidiaries for an annual fee of $250,000. The agreement expires on March 31, 2007. During 2003, the Company also paid Rattner Mackenzie a brokerage fee of $58,470 for its services in placing a property-catastrophe reinsurance agreement.

Note 11 -Junior Subordinated Debentures

On May 15, 2003, Argonaut Group Statutory Trust, a Connecticut statutory trust and wholly-owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (the "Capital Securities") (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") due 2033 from the Company. The Debentures have the same payment terms as the Capital Securities.

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

Note 12 - Subsequent Events

On November 3, 2003, the Company sold 4.8 million shares of its common stock, par value $0.10 per share, in an underwritten public offering. The sale was made pursuant to an Underwriting Agreement, dated October 28, 2003, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $15.80 per share, less an underwriting discount of 5.5%. The net proceeds from the sale of the common stock were approximately $70.9 million, after deducting the underwriting discounts and commissions and offering expenses. The Company intends to contribute a majority of the net proceeds from this offering to its insurance subsidiaries to support the continued growth of the business, improve the regulatory capital adequacy ratios and maintain strong financial strength ratings. The remainder of the net proceeds will be used for general corporate purposes. The Company has also granted the underwriters an option to purchase an additional 720,000 shares of common stock to cover over-allotments.

Concurrent with the closing of the underwritten public offering, HCC purchased from the Company in a private placement 533,173 shares of the Company's common stock at a price of $14.931 per share, which was equal to the public offering price in the underwritten public offering less the underwriting discount. The Company used the proceeds from this private placement to repay approximately $7.9 million of the $12.0 million aggregate remaining principal amount of a note payable to HCC, plus accrued interest on that portion of the note.

Effective November 14, 2003, the Company entered into an agreement to acquire the renewal rights of Coregis Group, Inc, a unit of GE Capital Company. Under the terms of the agreement, the Company will have the right to renew the business currently underwritten by Coregis Group, Inc.'s public entity underwriting group. The Company will also acquire certain assets and hire select employees to service these accounts.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated results of operations and financial condition of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three and nine months ended September 30, 2003 and 2002. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 that the Company filed with the Securities and Exchange Commission on July 24, 2003.

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

Risk-Based Capital

The Company's insurance subsidiaries are subject to Risk-Based Capital ("RBC") under The Insurers Model Act. RBC is designed to measure the adequacy of capital for an insurance company based on the inherent specific risks of each insurer. RBC is calculated on an annual basis, in conjunction with statutory financial filings with the departments of insurance in which the Company transacts business. At December 31, 2002, Argonaut Insurance Company's RBC was within the Company Action Level Event. Argonaut Insurance Company's RBC would have been within the Regulatory Action Level Event, if the California Department of Insurance had not permitted Argonaut Insurance Company to report a parcel of real estate at its sales price. During the first quarter of 2003, this parcel of real estate was sold in accordance with the permitted practice granted by the California Department of Insurance. Pursuant to the requirements under the Company Action Level, Argonaut Insurance Company submitted to the California Department of Insurance, on April 8, 2003, a Comprehensive Plan of Action.

During the nine months ended September 30, 2003, the Company contributed $53.4 million in capital to Argonaut Insurance Company. With the closing of the Company's secondary common stock offering (see "Liquidity and Capital Resources" discussion beginning on page 23) it is the Company's expectation that, absent a material change to its financial results, Argonaut Insurance Company's RBC ratio will be above the Company Action Level at December 31, 2003.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                 ----------------------------   ---------------------------
(in millions)                                        2003           2002            2003          2002
                                                 -------------  -------------   -------------  ------------
Gross written premiums                                $ 220.1        $ 189.8         $ 593.6       $ 449.2
                                                 =============  =============   =============  ============
Earned premiums                                       $ 148.1         $ 96.3         $ 417.1       $ 264.9
Net investment income                                    13.3           12.9            40.1          40.0
Realized investment gains, net                           48.5            1.2           112.2          15.2
                                                 -------------  -------------   -------------  ------------
Total revenue                                         $ 209.9        $ 110.4         $ 569.4       $ 320.1
                                                 =============  =============   =============  ============
Income before taxes                                      53.5            6.1           120.5          26.2
Provision for income taxes                               28.8            1.4            42.5           7.9
                                                 -------------  -------------   -------------  ------------
Net income                                             $ 24.7          $ 4.7          $ 78.0        $ 18.3
                                                 =============  =============   =============  ============
Combined ratio                                         104.3%         108.3%          106.2%        111.0%
                                                 =============  =============   =============  ============

The increase in consolidated gross written premiums and earned premiums was primarily attributable to new business written during the three and nine months ended September 30, 2003. For the three months ended September 30, 2003, gross written premiums related to new business were $128.1 million compared to $104.3 million for the same period in 2002. For the nine months ended September 30, 2003, gross written premiums related to new business were $345.1 million compared to $213.2 million for the same period in 2002. The increase in new business was primarily attributable to a renewal rights acquisition within the excess and surplus lines segment, which was effective in May 2002. Renewal gross written premiums accounted for $97.6 million and $265.4 million for the three and nine months ended September 30, 2003, respectively, compared to $89.4 million and $244.5 million for the three and nine months ended September 30, 2002, respectively. Partially offsetting these increases were cancellations and endorsements, which reduced gross written premiums by approximately $5.6 million and $16.9 million for the three and nine months ended September 30, 2003, respectively. The increase in renewal gross written premiums was primarily attributable to rate increases.

Consolidated net investment income was comparable between periods due to lower yields offset by higher invested balances due to the investment of positive cash flows. Consolidated invested assets totaled $1,438.1 million and $1,165.0 million at September 30, 2003 and 2002, respectively.

The Company manages its investment portfolio to minimize losses, both realized and unrealized. During the three months ended September 30, 2003, the Company re-allocated its investment portfolio and reduced its equity holdings by approximately $86.3 million, resulting in realized investment gains of $48.5 million for the period then ended. Realized investment gains for the three months ended September 30, 2003 are net of write downs for other than temporary impairment of securities totaling $0.2 million, compared to $4.2 million for the same period of 2002. Realized investment gains for the nine months ended September 30, 2003 were $112.2 and include gains on sales of three real estate holdings totaling $57.6 million. Included in realized investment gains as of September 30, 2003, are write downs of $4.0 million due to the recognition of other than temporary impairments of securities. Realized investment gains of $15.2 million for the nine months ended September 30, 2002 include write downs of $4.2 million for other than temporary impairment of securities.

The consolidated loss ratios were 71.3% and 70.6% for the three and nine months ended September 30, 2003, respectively, compared to 73.6% and 73.7% for the three and nine months ended September 30, 2002, respectively. The improvement in the loss ratios was primarily attributable to the effects of rate increases implemented over the past two years that were partially offset by adverse development on prior year policies.

The consolidated expense ratios were 33.0% and 34.7% for the three months ended September 30, 2003 and 2002, respectively. The consolidated expense ratios were 35.6% and 37.3% for the nine months ended September 30, 2003 and 2002, respectively. The improvement in the expense ratios was due to increased premiums volumes and cost containment.

The tax provision is the sum of the provision (benefit) on income before federal income taxes, change in the deferred tax asset valuation allowance, and state income tax expense. A deferred tax asset is recognized only to the extent there is expected taxable income resulting from future reversals of existing taxable temporary differences, changes in unrealized gains on our available for sale investment securities and a tax planning strategy related to the unrecorded gains on real estate we own. Future changes in the fair value of available for sale investment securities are subject to market fluctuation as is the impact on the related deferred tax valuation allowance and resulting income tax expense (benefit). The income tax expense provision for the three months ended September 30, 2003 was $28.8 million, which includes the effect of the change in the deferred tax asset valuation allowance primarily related to alternative minimum taxes of $10.5 million.

Segment Results

As of September 30, 2003, the Company's operations include four on-going business segments: excess and surplus lines, risk management (formerly specialty workers' compensation), specialty commercial and public entity. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of Company and are not under the control of the individual business segments.

Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three and nine months ended September 30, 2003 and 2002.

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                -----------------------------  -----------------------------
(in millions)                                       2003            2002           2003            2002
                                                --------------  -------------  --------------  -------------
Gross written premiums                                $ 100.5         $ 83.0         $ 284.6        $ 173.7
                                                ==============  =============  ==============  =============
Earned premiums                                          75.3           39.9           209.9           99.5
Losses and loss adjustment expenses                      45.4           24.7           127.6           62.4
Underwriting expense                                     22.2           12.2            63.2           32.7
                                                --------------  -------------  --------------  -------------
Underwriting income                                       7.7            3.0            19.1            4.4
Interest income, net                                      4.0            2.8            11.5            7.6
                                                --------------  -------------  --------------  -------------
Income before taxes                                    $ 11.7          $ 5.8          $ 30.6         $ 12.0
                                                ==============  =============  ==============  =============
Combined ratio                                          89.7%          92.6%           90.9%          95.6%
                                                ==============  =============  ==============  =============

The increase in gross written premiums and earned premiums for the three months ended September 30, 2003 was primarily attributable to rate increases on renewal business. For the three months ended September 30, 2003, gross written premiums derived from renewal business increased $18.8 million to $41.4 million. Gross written premiums related to new business were comparable at $64.7 million for the three months ended September 30, 2003, compared to $64.4 million for the same period of 2002. For the nine months ended September 30, 2003, gross written premiums derived from new business increased $83.4 million to $204.7 million. Renewal gross written premiums increased $35.9 million to $96.8 million for the nine months ended September 30, 2003, compared to $60.9 million for the same period of 2002. The increase was primarily rate driven as the Company has not changed the profile of policies it underwrites. Partially offsetting these increases were cancellations and endorsements, which reduced gross written premiums by approximately $5.6 million and $16.9 million for the three and nine month ended September 30, 2003, respectively.

On March 31, 2003, Colony Insurance Group entered into a 15% quota share reinsurance agreement with Houston Casualty Company, a subsidiary of HCC Insurance Holdings, Inc. ("HCC"). Houston Casualty Company will, in turn, assume 15% of the losses from the excess and surplus lines segment. As of September 30, 2003, the Company ceded approximately $26.4 million of gross written premiums, $7.5 million of earned premiums and $4.3 million of losses and loss adjustment expenses. The Company receives a ceding commission to offset its acquisition costs related to these premiums. As of September 30, 2003, the Company earned a ceding commission of $1.5 million.

The excess and surplus lines segment's loss ratio improved to 60.2% and 60.8% for the three and nine months ended September 30, 2003, respectively, compared to 62.1% and 62.7% for the same periods in 2002. The improvement was primarily the effects of rate increases realized over the past year. Loss reserves for the excess and surplus lines were $258.2 million as of September 30, 2003, compared to $159.9 million as of September 30, 2002.

The expense ratio for the three months ended September 30, 2003 was 29.5% compared to 30.5% for the same period in 2002. The expense ratio for the nine months ended September 30, 2003 was 30.1% compared to 32.9% for the same period in 2002. Increases in variable expenses were offset by economies of scale resulting from the increase in gross written premiums related to fixed expenses.

Increases in net investment income were the result of an increase in invested assets due to positive cash flows over the past twelve months, combined with a capital contribution of $12.0 million. Net invested assets increased to $483.9 million as of September 30, 2003, compared to $298.1 million as of September 30, 2002.

Risk Management (formerly Specialty Workers' Compensation). The following table summarizes the results of operations for the risk management segment for the three and nine months ended September 30, 2003 and 2002.

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                        September 30,
                                                -----------------------------   --------------------------
(in millions)                                       2003            2002           2003          2002
                                                --------------  -------------   ------------  ------------
Gross written premiums                                 $ 54.6         $ 61.6        $ 151.3       $ 161.7
                                                ==============  =============   ============  ============
Earned premiums                                          31.7           26.3           95.7          80.9
Losses and loss adjustment expenses                      22.7           18.5           80.7          66.9
Underwriting expense                                     13.1           11.4           49.7          36.3
                                                --------------  -------------   ------------  ------------
Underwriting loss                                        (4.1)          (3.6)         (34.7)        (22.3)
Interest income, net                                      6.9            7.5           20.8          24.1
                                                --------------  -------------   ------------  ------------
Income (loss) before taxes                              $ 2.8          $ 3.9        $ (13.9)        $ 1.8
                                                ==============  =============   ============  ============
Combined ratio                                         112.8%         112.9%         136.2%        127.6%
                                                ==============  =============   ============  ============

Gross written premiums in the three months ended September 30, 2003 were $7.0 million lower than the same period in 2002. New business for the directly written voluntary portion of the Company's business increased $3.3 million to $19.7 million while renewal gross written premiums decreased $7.7 million as compared to the same period in 2002, due to the Company's plan to discontinue writing certain products. The remaining decrease was primarily comprised of $3.8 million less premium for a personal automobile program which the Company has been exiting and $2.8 million return premium on retrospectively rated policies. This was partially offset by $3.8 million of premium for directors and officer coverage initiated in 2003. The $10.4 million decrease in gross written premiums for the nine months ended September 30, 2003 as compared to the same period in 2002 included $16.1 million of increased new business, which was offset by $29.7 million of lower renewal premiums. Other factors increasing gross written premiums in 2003 compared to 2002 included a $6.5 million increase in involuntary pool premiums and $9.6 million in directors and officers premiums. Other factors decreasing gross written premiums in 2003 compared to 2002 included reduced premiums related to the personal automobile program of $10.7 million and $1.4 million of retrospectively rated policy refunds. The greater declines in renewal premium as compared to new business are due to the restructuring of this segment discussed below.

The Company, through its subsidiary Argonaut Insurance Company, entered into an agreement with Kemper Insurance Company ("Kemper") to purchase the renewal rights for upper middle market national accounts. Under the terms of the agreement, the Company has the right to acquire the assets and liabilities of certain policies originally underwritten by Kemper. The Company has the option to assume all losses and receive any unearned premiums, less commissions, on accounts it selects. The Company has sole discretion as to which accounts it will acquire, and is guaranteed at least one renewal of the policy. The Company acquired these policies during the three month and nine month period ended September 30, 2003. All unearned premiums acquired are being recognized as income ratably over the remaining life of the policy. The Company entered into this agreement in accordance with its previously announced plan to concentrate on casualty risk management solutions for upper-middle market accounts. As part of this focus, $6.7 million and $13.3 million of new business for the three and nine months ended September 30, 2003 represents premium written under the renewal rights agreement signed with Kemper in the spring of 2003.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the terms of the agreement, the Company will assume 3.33% of the losses under HCC's USA Directors and Officers Liability program. Additionally, the Company will assume 5.0% of the losses under HCC's International Directors and Officers Liability program. HCC will cede 3.33% and 5.0% of gross written premiums under each respective program to the Company. For the three and nine months ending September 30, 2003, gross written premiums recorded under this program totaled $3.8 million and $9.6 million, respectively. The Company will pay to HCC ceding and other commissions to offset costs related to these premiums. For the three and nine months ended September 30, 2003, the Company expensed ceding and other commissions of $0.6 million and $1.1 million, respectively.

Net earned premiums for the three and nine months ended September 30, 2003 were $5.4 million and $14.8 million greater, respectively than the same periods in 2002. This three and nine month increase was primarily attributable to the following factors: (a) larger volume of premiums on directly written voluntary inforce business during the three and nine months ended September 30, 2003 produced $3.5 million and $6.5 million, respectively, (b) the assumption of business underwritten by HCC accounted for $2.7 million and $4.2 million, respectively, and (c) involuntary pool premium assumed was $0.9 million less and $4.1 million more compared to the same periods in 2002.

Losses and loss adjustment expenses for the three and nine months ended September 30, 2003 resulted in loss ratios of 71.5% and 84.3%, respectively, compared to 70.0% and 82.7% for the same periods in 2002. The Company increased its reserve for unallocated loss adjustment expenses by $1.6 million for the quarter ended September 30, 2003 to reflect the higher rate of costs associated with the costs needed to adjust claims. The loss ratio for the nine months ended September 30, 2003 was also impacted by an increase to the allowance for doubtful accounts for balances due from reinsurers of $5.0 million. In addition, year to date results include $5.0 million of adverse development recognized in the first quarter of 2003 attributable to one multi-year construction account that was not renewed in January of 2003. Loss reserves totaled $655.5 million and $604.6 million as of September 30, 2003 and 2002, respectively.

The expense ratios were 41.3% and 42.9% for the three months ended September 30, 2003 and 2002, respectively, with underwriting expenses being $1.7 million higher in the three months ended September 30, 2003 as compared to the same period in 2002. Deferred policy acquisition costs were $5.7 million higher for the three months ended September 30, 2003, as compared to the same period in 2002. This increase in expense was primarily due to acquisition costs not being recoverable and therefore expensed in the years prior to 2002. Offsetting this was a reduction in other underwriting expenses of $3.5 million for the three months ended September 30, 2003 compared to the same period in 2002, primarily due to reduction in legal and occupancy expenses.

The expense ratios were 51.9% and 44.9% for the nine months ended September 30, 2003 and 2002, respectively. The increase in underwriting expenses of $13.4 million was due primarily to $1.6 million in restructuring charges for the nine month period, combined with an increase in deferred policy acquisition costs of approximately $13.4 million as discussed above.

In March 2003, Argonaut Insurance Company began to restructure its operations to concentrate on casualty risk management solutions for upper-middle market accounts. With the elimination of non-strategic products, Argonaut Insurance Company has reduced its workforce by 67 employees as of September 30, 2003, and anticipates the reduction of an additional two employees in 2004. Severance costs of $0.9 million and outplacement and relocation costs of $0.3 million had been recognized as of September 30, 2003. Additionally, the Company closed three offices at a total cost of $0.3 million. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expenses line item in the accompanying condensed consolidated statements of operations. No material costs associated with the restructuring were incurred in the third quarter of 2003.

The changes in investment income for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, were primarily the result of lower investment yields partially offset by an increase in invested assets due to positive cash flows. Invested assets were $678.1 million as of September 30, 2003, compared to $635.9 million as of September 30, 2002.

Specialty Commercial. The following table summarizes the specialty commercial results of operations for the three and nine months ended September 30, 2003 and 2002.

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                -----------------------------   --------------------------
(in millions)                                       2003            2002           2003          2002
                                                --------------  -------------   ------------  ------------
Gross written premiums                                 $ 39.7         $ 35.1        $ 109.7        $ 95.0
                                                ==============  =============   ============  ============
Earned premiums                                          31.9           27.1           90.1          77.8
Losses and loss adjustment expenses                      23.0           18.5           65.1          54.0
Underwriting expense                                      8.8            8.1           26.2          23.8
                                                --------------  -------------   ------------  ------------
Underwriting income (loss)                                0.1            0.5           (1.2)            -
Interest income, net                                      2.4            2.5            7.1           7.5
                                                --------------  -------------   ------------  ------------
Income before taxes                                     $ 2.5          $ 3.0          $ 5.9         $ 7.5
                                                ==============  =============   ============  ============
Combined ratio                                          99.9%          98.0%         101.3%        100.0%
                                                ==============  =============   ============  ============

The increase in gross written premiums and earned premiums was primarily attributable to rate increases on renewal business. Renewal premiums increased from $26.1 million for the three months ended September 30, 2002 to $34.5 million for the same period in 2003. Renewal premiums for the nine months ended September 30, 2003 were $88.1 million compared to $72.3 million for the same period in 2002. The increases in renewal premiums were primarily due to average rate increases of approximately 8%. Premiums related to new business written decreased to $5.2 million for the three months ended September 30, 2003 from $9.0 million for the same period in 2002. Premiums related to new business were $21.6 million for the nine months ended September 30, 2003, compared to $22.7 million for the same period in 2002.

The specialty commercial segment's loss ratios were 72.2% and 72.3% for the three and nine months ended September 30, 2003, respectively, compared to 68.0% and 69.4% for the same periods in 2002. During the three month period ended September 30, 2003, the specialty commercial segment incurred approximately $1.9 million in catastrophe losses due primarily to food spoilage resulting from the power outage that affected the northeastern United States in August 2003. For the nine months ended September 30, 2003, this segment reported total catastrophe losses of $4.0 million, compared to $2.4 million for the same period in 2002. Catastrophe losses accounted for 6.1 and 4.5 points of the loss ratios for the three and nine months ended September 30, 2003, respectively. The specialty commercial segment's loss reserves were $181.0 million and $165.5 million as of September 30, 2003 and 2002, respectively.

The expense ratios for the specialty commercial segment were 27.7% and 29.0% for the three and nine months ended September 30, 2003, respectively, compared to 30.0% and 30.6% for the same periods in 2002. The continued improvement in the expense was primarily the result of increased premium volumes and cost containment.

The changes in investment income for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, were primarily the result of lower investment yields partially offset by an increase in invested assets due to positive cash flows. Invested assets were $266.5 million as of September 30, 2003, compared to $241.0 million as of September 30, 2002.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three and nine months ended September 30, 2003 and 2002.

                                                     Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                -----------------------------  --------------------------
(in millions)                                       2003            2002          2003          2002
                                                --------------  -------------  ------------  ------------
Gross written premiums                                 $ 25.3         $ 10.1        $ 48.0        $ 18.8
                                                ==============  =============  ============  ============
Earned premiums                                           9.2            3.0          21.4           6.7
Losses and loss adjustment expenses                       5.6            1.9          13.5           4.6
Underwriting expense                                      2.7            1.1           6.7           2.5
                                                --------------  -------------  ------------  ------------
Underwriting (loss) income                                0.9              -           1.2          (0.4)
Interest income, net                                      0.2            0.1           0.5           0.4
                                                --------------  -------------  ------------  ------------
Income before taxes                                     $ 1.1          $ 0.1         $ 1.7        $    -
                                                ==============  =============  ============  ============
Combined ratio                                          89.9%         101.5%         94.6%        106.8%
                                                ==============  =============  ============  ============

The increase in gross written premiums and earned premiums was primarily the result of new business written in 2003. For the three and nine months ended September 30, 2003, the public entity segment's new business was approximately $12.0 million and $25.8 million respectively. Additionally, the segment wrote $13.3 million and $22.2 million of renewal business for the three and nine month periods ended September 30, 2003. Premium volume for the public entity sector tends to be seasonal in the period from July through October, which corresponds with a typical insured's fiscal year end.

Losses and loss adjustment expenses for the three and nine months ended September 30, 2003 resulted in a loss ratio of 60.0% and 62.9% compared to 66.3% and 68.6% for the same periods in 2002. The decrease in the loss ratio is attributable to increased rates as well as the maturation of the segment's business. In addition, favorable development from prior years' reserves contributed to the decrease in the loss ratio. Loss reserves for the public entity segment were $23.3 million and $12.2 million as of September 30, 2003 and 2002, respectively.

The expense ratios for the three months and nine months ended September 30, 2003 were 29.9% and 31.6%, respectively, compared to 35.2% and 38.2%, respectively, for the same periods in 2002. The decrease in the expense ratios primarily resulted from operational efficiencies gained from increased premium volume.

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

                                                                    September 30,
                                                   --------------------------------------------
                                                           2003                   2002
                                                   ---------------------  ---------------------
(in millions)                                        Gross       Net        Gross       Net
                                                   ---------- ----------  ---------- ----------
Environmental and asbestos:
Loss reserves, beginning of the period                $236.5     $178.3      $168.2     $130.7
Incurred losses                                          0.5       10.1         8.6        7.8
Losses paid                                              8.2        6.8        18.5        9.3
                                                   ---------- ----------  ---------- ----------
Loss reserves - environmental and
  asbestos, end of the period                          228.8      181.6       158.3      129.2
Other run-off lines                                     53.0       43.0        63.0       51.3
Net reserves ceded - retroactive
reinsurance contract                                       -      (42.3)          -          -
                                                   ---------- ----------  ---------- ----------
Total reserves - run-off lines                        $281.8     $182.3      $221.3     $180.5
                                                   ========== ==========  ========== ==========

In the third quarter of 2003, the Company completed an analysis of the recoverability of losses and loss adjustment expense reserves related to asbestos and environmental claims for its run-off lines. This analysis resulted in a decrease to ceded loss and loss adjustment expense reserves, and a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. The Company revised itsr analysis that projects anticipated future ceded reinsurance recoveries relative to existing claims and incurred but not reported claims. The analysis relied on identification of reinsurance contracts that the Company purchased at the time the policies were in force. These reinsurance contracts provide coverage for specific policy contracts for which the Company has claim exposure. Previously, the Company utilized historical relationships of ceded losses to gross losses to estimate expected future ceded losses. The current approach incorporates more of the specific characteristics of the existing and expected claims, and related policies and reinsurance contracts, and, accordingly, management believes it provides a more refined estimate of expected future ceded loss recoveries. The analysis and reserve changes are for policies primarily written from 1970 to the mid-1980s, at which point the Company generally began excluding asbestos coverage from its insurance contracts.

Goodwill

The Company reviewed goodwill of approximately $27.1 million allocated to the risk management segment, due to the restructuring of Argonaut Insurance Company combined with the sale of the real estate holdings during the three months ended March 31, 2003. No impairment of the goodwill balances was indicated. However, operating losses within the risk management segment could result in an impairment of the goodwill assigned to this reporting unit, resulting in a write down of the goodwill in future periods. The Company will conduct its annual review of goodwill impairment prior to the end of 2003.

Reinsurance

Certain of the Company's reinsurance carriers have experienced deteriorating financial condition or have been downgraded by rating agencies. Amounts due on paid loss recoverables and case reserves totaled $22.1 million. Amounts due on incurred but not reported claims totaled $23.1 million. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., which announced in August 2003 its intent to restructure its operations under the U.S. Bankruptcy Code. The balances are due from regulated insurance subsidiaries, which have not filed for bankruptcy protection, not the parent corporation Trenwick Group Ltd.

The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of such reinsurers could result in the uncollectibility of certain balances and therefore impact the financial results of the Company. At present, the Company carries a reserve of $20.9 million as an estimate of the amount of uncollectable reinsurance. Management will continue to monitor the collectibility of reinsurance balances recoverable and adjust this reserve as appropriate. It is possible that future financial deterioration of reinsurers could result in the uncollectibility of additional balances and therefore impact the Company's financial results.

Liquidity and Capital Resources

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the nine months ended September 30, 2003, consolidated net cash provided by operating activities was $129.8 million, compared to $51.8 million for the same period in 2002. The increase in cash inflows was primarily attributable to increased premium writings. The Company also holds marketable investment securities of approximately $1,438.1 million that could be sold to cover liquidity.

On May 15, 2003, Argonaut Group Statutory Trust, a Connecticut statutory trust and wholly-owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of Common Securities to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 4.10% (not to exceed 12.5%), which rate is reset quarterly. The Debentures are unsecured and are subordinated in right of payment to all of the Company's future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures before May 2008 upon the happening of specified events at a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 7, 2003, the Company received a waiver from HCC of the requirement to use the proceeds from the issuance of the Debentures to repay the HCC note. The Company used $12.0 million of the net proceeds from the sale of the Debentures to increase the statutory capital of its insurance company subsidiaries.

On November 3, 2003, the Company sold 4.8 million shares of its common stock, par value $0.10 per share, in an underwritten public offering. The sale was made pursuant to an Underwriting Agreement, dated October 28, 2003, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $15.80 per share, less an underwriting discount of 5.5%. The net proceeds from the sale of the common stock were approximately $70.9 million, after deducting the underwriting discounts and commissions and offering expenses. The Company intends to contribute substantially all of the net proceeds from this offering to its insurance subsidiaries to support the continued growth of the business, improve the regulatory capital adequacy ratios and maintain strong financial strength ratings. The remainder of the net proceeds will be used for general corporate purposes. The Company has also granted the underwriters an option to purchase an additional 720,000 shares of common stock to cover over-allotments.

Concurrent with the closing of the underwritten public offering, HCC purchased from the Company in a private placement 533,173 shares of the Company's common stock at a price of $14.931 per share, which was equal to the public offering price in the underwritten public offering less the underwriting discount. The Company used the proceeds from this private placement to repay approximately $7.9 million of the $12.0 million aggregate remaining principal amount of a note payable to HCC, plus accrued interest on that portion of the note.

Each of the Company's insurance subsidiaries is currently undergoing a triennial examination by the insurance regulator of the state in which it is domiciled. The Company has not been notified of any proposed adjustments to its statutory capital. No assurances can be given, however, that the triennial review will not result in material changes to the Company's statutory capital.

Refer to Part I, Item 7 - "Management's Discussion and Analysis of Operating Results and Financial Condition - Liquidity" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 that the Company filed with the Securities and Exchange Commission on July 24, 2003 for further discussion on the Company's liquidity.

Recent Accounting Pronouncements and Significant Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in "Note 2 - Recently Issued Accounting Pronouncements" in the Notes to the Condensed Financial Statements, included in
Item 1.

Critical Accounting Policies

Refer to "Critical Accounting Policies" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 that the Company filed with the Securities and Exchange Commission on July 24, for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3.  Market Risks

The primary market risk exposures that result in an impact to the investment portfolio relate to equity price changes and interest rate changes. The Company does not hold any derivative instruments.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC. Accounts under the International Directors & Officers Liability Quota Share program may settle in the following currencies:
U.S dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. As of September 30, 2003, the Company has not received payment on this contract; therefore, no foreign currency gains or losses have been recognized to date. Management is unable at this time to estimate the future gain or losses, if any.

The Company holds a well-diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. Equity price risk is managed primarily through the monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. During the third quarter of 2003, the Company sold approximately 445,900 shares of its investment in Curtiss-Wright Corp. and realized pre-tax gains of approximately $25.1 million. Additionally, during the third quarter of 2003, the Company reduced its investment in other equity securities by approximately $56.9 million and realized pre-tax gains of approximately $23.4 million on such sales.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk if issuers call their securities and Argonaut Group reinvests the proceeds at lower interest rates.

Exposure to interest rate risk is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better rated municipal bonds, corporate bonds and preferred stocks). Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BBB", with a 20-year maximum effective maturity. During the three and nine months ended September 30, 2003, the Company recognized other than temporary losses on the investment portfolio of $0.2 million and $4.0 million, respectively. During the three and nine months ended September 30, 2002, the Company recognized other than temporary losses on the investment portfolio of $4.2 million.

Management has assessed these risks and believes that there have been no material changes since December 31, 2002.

Item 4.  Controls and Procedures

In connection with the filing of this Form 10-Q, management, including the Company's chief executive officer and chief financial officer, has reviewed the effectiveness of the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. Based on the evaluation, management, including the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

There have been no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2003 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Argonaut Insurance Company v. Los Angeles Metropolitan Transit Authority ("MTA"). The trial judge for the MTA litigation has postponed the trial of the first stage of this case before a three-judge panel from the third quarter of 2003 to the second quarter of 2004. That trial will primarily consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due to it from the MTA.

Refer to Part I, Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 that the Company filed with the Securities and Exchange Commission on July 24, 2003 for the year ended December 31, 2002 for additional discussion on the Company's pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Refer to Part II, Item 2 - "Changes in Securities and Use of Proceeds" in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2003 for discussion on the Company's issuance of Series A Mandatory Convertible Preferred Stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

       On July 7, 2003, the Company filed a current report on Form 8-K that included the consent of Ernst & Young LLP with respect to various registration statements on Form S-8 relating to the Company's employee benefit plans.

       On August 6, 2003, the Company furnished a current report on Form 8-K under Item 12 on Form 8-K announcing its operating results for the three and six months ended June 30, 2003. This current report on Form 8-K shall not be deemed to be incorporated by reference into this quarterly report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson III
---------------------------
Mark E. Watson III
Chief Executive Officer and President
   (principal executive officer)



/s/ Mark W. Haushill
---------------------------
Mark W. Haushill
Chief Financial Officer, Vice President and Treasurer
   (principal financial and accounting officer)



/s/ Byron L. LeFlore, Jr.
---------------------------
Byron L. LeFlore, Jr.
General Counsel, Vice President and Secretary



November 14, 2003

                                EXHIBIT INDEX

Exhibit
   No.          Description

  10.1      Promissory Note, dated November 3, 2003, in the principal amount of $4,118,014 payable by Argonaut Group, Inc. to HCC Insurance Holdings, Inc.

  31.1      Certificate of the Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

  31.2      Certificate of the Chief Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

  32        Certificate of the Chief Executive Officer and the Chief Financial
              Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                  EXHIBIT 10.1


                                 PROMISSORY NOTE


       $4,118,014                                          November 3, 2003


         FOR VALUE RECEIVED, the undersigned, ARGONAUT GROUP, INC., a Delaware corporation having its principal office at Suite 800, 10101 Reunion Place, San Antonio, Texas 78216 ("Borrower"), hereby promises to pay to the order of HCC INSURANCE HOLDINGS, INC., a Delaware corporation having its principal office at 13403 Northwest Freeway, Houston, Texas 77040 ("Lender"), the principal amount of FOUR MILLION ONE HUNDRED EIGHTEEN THOUSAND FOURTEEN DOLLARS ($4,118,014), together with interest on the unpaid balance hereof, commencing from the date hereof.

         This Promissory Note replaces in its entirety and supersedes (but does not, other than with respect to the principal amount previously paid by the Borrower, cancel or extinguish the indebtedness evidenced by) that certain Promissory Note dated March 31, 2003, executed by Borrower and payable to the order of Lender, in the original amount of $18,000.000.

         The further terms and conditions of this Promissory Note are as follows:

SECTION 1. Defined Terms. The following terms (whether or not underscored) when used in this Promissory Note and not otherwise defined herein shall, except where the context otherwise requires, have the following meanings (such meanings to be equally applicable to the singular and plural forms thereof):

         "Borrower" is defined in the first paragraph.

         "Business Day" means any day which is neither a Saturday or Sunday nor a legal holiday on which banks are authorized or required to be closed in Texas.

         "Change of Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 50% or more of the outstanding shares of voting stock of the Borrower.

         "herein", "hereof", "hereto", "hereunder" and similar terms contained in this Promissory Note refer to this Promissory Note as a whole and not to any particular Section, paragraph or provision of this Promissory Note.

         "Interest Payment Date" is defined in Section 4.

         "Lender" is defined in the first paragraph.

         "Maturity Date" means March 31, 2006.

         "Person" means any natural person, corporation, firm, association, government, governmental agency or any other entity, whether acting in an individual, fiduciary or other capacity.

         Subsidiary" means, with respect to any Person, any corporation of which more than 50% of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency) is at the time directly or indirectly owned by such Person, by such Person and one or more other Subsidiaries of such Person, or by one or more other Subsidiaries of such Person.

SECTION 2. Interest. Interest shall accrue from October 1, 2003 or the most recent date for which interest has been paid or duly provided for. Interest shall be payable at the rate of 12% per annum. Following the maturity (whether by demand, acceleration or otherwise) of this Promissory Note, interest shall accrue and be payable at the rate of 15% per annum. Interest shall be calculated on the basis of a 360-day year. Notwithstanding the foregoing, the interest rate shall not exceed the maximum rate of interest permitted by law.

SECTION 3. Principal. The entire unpaid principal balance hereof, together with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date. The indebtedness evidenced hereby is senior to all other indebtedness of the Borrower other than indebtedness to banks or financial institutions for borrowed money that is not designated as subordinated to senior indebtedness.

SECTION 4. Interest Payments. Accrued interest shall be payable on (i) the last Business Day of each March, June, September and December after the date hereof and preceding the Maturity Date (such day herein called a "Interest Payment Date"),(ii) at maturity (whether by demand or otherwise), and (iii) on demand after maturity. Payments of both principal and interest are to be made to an account designated by Lender (and as to which Lender has notified Borrower) in lawful money of the United States of America in same day or immediately available funds.

SECTION 5. Optional Prepayments. Borrower may, at any time and from time to time on any Business Day upon at least three but no more than five Business Days' prior written notice (which shall be irrevocable) to Lender, without penalty or premium, make voluntary prepayments of the outstanding principal amount of this Promissory Note in a minimum aggregate amount of $1,000,000 (together with all accrued and unpaid interest on the amount prepaid).

SECTION 6. Mandatory Prepayment. The Borrower shall immediately, without notice or demand and without penalty or premium, prepay the outstanding principal amount of this Promissory Note in an amount equal to the amount of any proceeds resulting from (i) indebtedness for borrowed money with a maturity (including resulting from trust preferred securities) exceeding one year incurred by the Borrower or any of its subsidiaries after the date hereof to the extent exceeding $1,000,000 in the aggregate (it being understood that any such mandatory prepayment required by any transaction involving a subsidiary of Borrower shall be subject to any necessary regulatory approvals); and (ii) the issuance of any Series A Mandatory Convertible Preferred Stock to any person other than Lender or any of its affiliates.

SECTION 7.        Covenants.
                  ---------

(a) Borrower shall preserve its existence as a Delaware corporation in good standing and shall be and Borrower and its subsidiaries shall remain qualified to do business in good standing in all states and countries in which it is required to be so qualified.

(b) Borrower shall make all filings required to be made by it under the Securities Exchange Act of 1934 on a timely basis.

(c) Borrower shall use its reasonable best efforts to maintain the quotation of the Common Shares on the Nasdaq National Market or to list the Common Shares on the New York Stock Exchange or another national securities exchange.

SECTION 8. Events of Default. In case any one or more of the following events of default (each an "Event of Default") shall occur and shall not have been remedied:

(a) failure to pay when due any payment of interest or principal due under this Promissory Note, if and only if such payment shall not have been made within five (5) days of the due date;

(b) breach by Borrower of any covenant of Borrower contained in this Promissory Note or in the Subscription Agreement, dated as of March 12, 2003 and amended as of March 31, 2003, between Borrower and Lender, if and only if such breach shall not have been cured by Borrower within thirty (30) days after written notice thereof has been delivered to Borrower;

(c) the failure to pay when due any payment of interest or principal due under any agreement of Borrower or any of its subsidiaries relating to any indebtedness for borrowed money in excess of $1,000,000, if and only if such failure to pay shall not have been cured by Borrower within thirty (30) days after the due date;

(d)      the occurrence of a Change of Control;

(e) there shall occur a material adverse change in the business or results of operations of the Borrower and its subsidiaries, taken as a whole;

(f) if a final judgment for the payment of money in excess of the sum of $500,000 (or with respect to property with a value in excess of such amount) shall be rendered against the Borrower and such judgment shall remain unsatisfied for a period of 30 consecutive days after the entry thereof and within such 30-day period, such judgment has not been (a) stayed pending appeal or (b) discharged;

(g) if the Borrower takes any action that is intended to result in its termination, dissolution or liquidation; or

(h) if the Borrower shall (i) have an order of relief entered in any proceeding filed by it under the federal bankruptcy laws; (ii) admit its inability to pay its debts generally as they become due; (iii) make a general assignment for the benefit of creditors; (iv) file a petition, or admit the material allegations of any petition filed against it, in bankruptcy under the federal bankruptcy laws, or under any law for the relief of debtors, or for the discharge, arrangement or compromise of their debts; or (v) consent to the appointment of a receiver, conservator, trustee or liquidator of all or part of its assets.

Upon the occurrence of any Event of Default hereunder or default under any other agreement or instrument securing or assuring the payment of this Note, then in any such event the holder hereof may, at its option, (i) declare the entire unpaid balance of the Note to be immediately due and payable without presentment or notice of any kind which Borrower waives pursuant to Section 11 herein, (ii) reduce any claim to judgment, and/or (iii) pursue and enforce any of Lender's rights and remedies available pursuant to any applicable law or agreement; provided, however, in the case of any default of this Note without any notice to Borrower or any other act by Lender, this Note shall become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are hereby waived by Borrower.

SECTION 9. Costs and Expenses. Borrower shall reimburse Lender or any other holder hereof for all costs incurred by it (including reasonable attorneys' fees) in the enforcement or collection of any amounts due under this Promissory Note. Borrower shall indemnify and hold Lender (and each of its officers, directors, employees and agents) harmless from and against all losses, claims, damages, costs and expenses arising from the loans evidenced by this Promissory Note.

SECTION 10. No Waiver. No waiver by Lender of any of its rights or remedies hereunder or under any other document evidencing or securing this Note or otherwise, shall be considered a waiver of any other subsequent right or remedy of Lender; no delay or omission in the exercise or enforcement by Lender of any rights or remedies shall ever be construed as a waiver of any right or remedy of Lender; and no single or partial exercise or enforcement of any such rights or remedies shall ever be held to exhaust any right or remedy of Lender. The remedies provided for herein are cumulative and are not exclusive of any remedies that may be available to the Lender at law, in equity or otherwise. Borrower and each surety, endorser, guarantor, and other party ever liable for payment of any sums of money payable upon this Note, jointly and severally waive presentment, demand, protest, notice of protest and non-payment or other notice of default, notice of acceleration, and intention to accelerate, or other notice of any kind, and agree that their liability under this Note shall not be affected by any renewal or extension in the time of payment hereof, or in any indulgences, or by any release or change in any security for the payment of this Note, and hereby consent to any and all renewals, extensions, indulgences, releases, or changes, regardless of the number of such renewals, extensions, indulgences, releases, or changes.

SECTION 11. Notices. All notices or other communications which are required or permitted hereunder shall be sufficiently given if in writing and personally delivered or sent by registered or certified mail, postage prepaid, return receipt requested, addressed to Borrower, Lender or other holder hereof, as the case may be, at the respective addresses set forth in the first paragraph of the Promissory Note, or to such other address as Borrower, Lender or such other holder shall have given notice of pursuant hereto.

SECTION 12. Governing Law. THIS PROMISSORY NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF TEXAS.

SECTION 13. Forum Selection and Consent to Jurisdiction. ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS PROMISSORY NOTE, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN) OR ACTIONS OF LENDER OR BORROWER SHALL BE BROUGHT AND MAINTAINED EXCLUSIVELY IN THE COURTS OF THE STATE OF TEXAS OR IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF TEXAS. BORROWER HEREBY EXPRESSLY AND IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF TEXAS AND OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF TEXAS FOR THE PURPOSE OF SUCH LITIGATION AS SET FORTH ABOVE AND IRREVOCABLY AGREES TO BE BOUND BY ANY JUDGMENT RENDERED THEREBY IN CONNECTION WITH SUCH LITIGATION. BORROWER FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS BY REGISTERED MAIL, POSTAGE PREPAID, OR BY PERSONAL SERVICE WITHIN OR WITHOUT THE STATE OF TEXAS. BORROWER HEREBY EXPRESSLY AND IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY HAVE OR HEREAFTER MAY HAVE TO THE LAYING OF VENUE OF ANY SUCH LITIGATION BROUGHT IN ANY SUCH COURT REFERRED TO ABOVE AND ANY CLAIM THAT ANY SUCH LITIGATION HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. TO THE EXTENT THAT BORROWER HAS OR HEREAFTER MAY ACQUIRE ANY IMMUNITY FROM JURISDICTION OF ANY COURT OR FROM ANY LEGAL PROCESS (WHETHER THROUGH SERVICE OR NOTICE, ATTACHMENT PRIOR TO JUDGMENT, ATTACHMENT IN AID OF EXECUTION OR OTHERWISE) WITH RESPECT TO ITSELF OR ITS PROPERTY, BORROWER HEREBY IRREVOCABLY WAIVES SUCH IMMUNITY IN RESPECT OF ITS OBLIGATIONS UNDER THIS PROMISSORY NOTE.

SECTION 14. Waiver of Jury Trial. LENDER AND BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS PROMISSORY NOTE, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN) OR ACTIONS OF LENDER OR BORROWER. BORROWER ACKNOWLEDGES AND AGREES THAT IT HAS RECEIVED FULL AND SUFFICIENT CONSIDERATION FOR THIS PROVISION AND THAT THIS PROVISION IS A MATERIAL INDUCEMENT FOR LENDER MAKING THE LOANS EVIDENCED BY THIS PROMISSORY NOTE.

                                              ARGONAUT GROUP, INC.



                                              /s/  Mark E. Watson III
                                          ------------------------------------
                                          Name:  Mark E. Watson III
                                          Title: President and Chief Executive
                                                   Officer

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

CERTIFIED this 14th day of November, 2003.

                                          /s/  Mark E. Watson III
                                          ------------------------------------
                                          Mark E. Watson III
                                          President and Chief Executive Officer

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


CERTIFIED this 14th day of November, 2003.

                                          /s/  Mark W. Haushill
                                          -----------------------------------
                                          Mark W. Haushill
                                          Vice President
                                          Chief Financial Officer and Treasurer

                                                                   EXHIBIT 32


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003 ("the Report") that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 14th day of November, 2003.

                                          /s/  Mark E. Watson III
                                          ------------------------------------
                                          Mark E. Watson III
                                          President and Chief Executive Officer

                                                                   EXBIBIT 32


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark W. Haushill, Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003 ("the Report") that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 14th day of November, 2003.

                                          /s/ Mark W. Haushill
                                          ------------------------------------
                                          Mark W. Haushill
                                          Vice President
                                          Chief Financial Officer and Treasurer