Form 10-K
period 2003-12-31
ARGONAUT GROUP INC
filed 2004-03-15
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-14950

Argonaut Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4057601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 500 San Antonio, Texas	78216
(Address of principal executive offices)	(Zip code)

(210) 321-8400

(Registrant’s telephone number including area code)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value of $0.10 per share

(Title of securities)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates was approximately $247.5 million.

As of March 11, 2004, the Registrant had 27,796,825 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argonaut Group, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2004

Argonaut Group, Inc

Annual Report on Form 10-K

For the Year Ended December 31, 2003

Forward Looking Statements

This report on Form 10-K contains “forward looking statements”, including but not limited to, those under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section relating to liquidity and capital resources, significant accounting policies, the discussion of asbestos and environmental liability claims, the notes to the consolidated financial statements, and other sections herein, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on Argonaut Group, Inc.’s (the “Company”) current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

PART I.

Item 1. Business

Introduction

Argonaut Group, Inc. is a national provider of specialty insurance products designed to meet the needs of targeted insured groups. The Company has continued its strategy initiated in 2001 of diversifying its product line and expanding geographically. For the year ended December 31, 2001, risk management (formerly known as specialty workers’ compensation) premiums accounted for approximately 53% of the Company’s gross written premiums. For the year ended December 31, 2003, risk management premiums declined to 25% of the Company’s gross written premiums, whereas excess and surplus lines and specialty commercial accounted for 49% and 18% of gross written premiums, respectively.

The Company’s business results also demonstrate a geographic expansion, with a reduction in the concentration of premiums written in California. For the year ended December 31, 2000, approximately 21% of total direct written premiums were concentrated in California. For the year ended December 31, 2003, approximately 16% of direct written premiums were concentrated in California.

Argonaut Insurance Company was established in 1948 and is directly owned by the Company and is the parent of several of the Company’s other property and casualty insurance companies. Workers’ compensation is the primary line of insurance written by Argonaut Insurance Company and the following subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance Company and the above subsidiaries have entered into a pooling agreement whereby all premiums, losses, and associated underwriting expenses are allocated between the members of the pool. Argonaut Great Central Insurance Company was established in Illinois in 1948 and was purchased by Argonaut Insurance Company in 1971. AGI Properties, Inc., a non-insurance company, owns and leases one property as well as managing certain assets for the Company. In 2003, AGI Properties sold certain of its real estate holdings for approximately $63.8 million. AGI Properties was incorporated in California in 1970 and is wholly owned by Argonaut Insurance Company.

Front Royal, Inc., a wholly owned subsidiary of Argonaut Insurance Company acquired in the third quarter of 2001, is a holding company for specialty insurance underwriters with particular expertise in workers’ compensation for certain targeted types of businesses. Its principal subsidiary is the Rockwood Casualty Insurance Group (“Rockwood”).

Rockwood is comprised of Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company. Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company have also entered into an intercompany pooling agreement for Pennsylvania workers’ compensation policies.

Colony Insurance Group (“Colony”), an underwriter of excess and surplus lines coverage, was acquired by Argonaut Insurance Company in 2001 as part of the acquisition of Front Royal, Inc. Colony is comprised of Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company. Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company have entered into an intercompany pooling agreement whereby all premiums, losses and associated underwriting expenses are allocated between members of the pool. The Company is now Colony’s immediate parent.

Trident Insurance Services LLC (“Trident”), a managing general underwriter formed as a limited liability company in Texas, was established in 2000. The Company is Trident’s immediate parent.

Business Segments and Products

The Company’s operations include four continuing business segments: excess and surplus lines, risk management, specialty commercial, and public entity. Additionally, the Company has one run-off segment, representing products it no longer underwrites.

Excess and Surplus Lines. Excess and surplus lines insurance carriers provide insurance that is unavailable or difficult to obtain by businesses in the admitted market due to the unique characteristics of the insureds or the lack of insurers writing such coverage. The excess and surplus lines market allows Colony to underwrite certain risks with more flexible policy terms at unregulated premium rates. Colony provides commercial liability, commercial property, products liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day-care centers and manufacturers, and professional liability coverages for health care providers and other professionals. Colony is approved as a non-admitted insurer in 48 states, the District of Columbia and the U.S. Virgin Islands.

Risk Management. Workers’ compensation is the primary line of insurance underwritten by Argonaut Insurance Company and its pooled subsidiaries. Argonaut Insurance Company also underwrites complementary lines of commercial insurance for certain clients, primarily consisting of general liability and commercial automobile. In 2003, Argonaut Insurance Company restructured its operations to concentrate on casualty risk management solutions for accounts that generally produce annual premiums between $500,000 and $5.0 million. Argonaut Insurance Company’s insurance products are designed to meet the needs of business customers that are willing and able to bear a substantial portion of the insurance risk through deductibles and retrospectively rated premiums. These customers typically select Argonaut Insurance Company as a risk management provider based on the quality of its loss control and claims handling expertise. Argonaut Insurance Company, domiciled in California, is licensed in 50 states and the District of Columbia.

Specialty Commercial. This segment provides property and casualty coverages targeting specific groups of insureds and is underwritten by Argonaut Great Central and Rockwood. Argonaut Great Central is domiciled in Illinois and specializes in providing package insurance policies for certain classes of insureds and focuses on small to medium sized risks and targets three broadly defined markets: food and hospitality, retail services and organizations and institutions. Argonaut Great Central provides property, general liability, commercial automobile, workers’ compensation and umbrella policies and is licensed in 33 states.

Rockwood concentrates on underwriting specialty workers’ compensation insurance and is licensed in 13 states. Premiums written in Pennsylvania, Rockwood’s domiciliary state, account for approximately 69% of Rockwood’s business in 2003. Rockwood primarily provides workers’ compensation insurance for coal mines and other mining business and small commercial accounts. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, inland marine, commercial automobile and surety business, for certain of its mining accounts. The supporting lines of business represented less than 11% of Rockwood’s gross written premiums in 2003.

Public Entity. Trident functions as a managing general underwriter, and provides insurance solutions for small to medium sized governmental entities throughout the United States. Trident offers comprehensive insurance packages, including property, inland marine, crime, general liability, public officials’ liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites a majority of its products through Argonaut Great Central and Argonaut Insurance Company.

The Company was incorporated in Delaware in 1986 and its executive offices are located at 10101 Reunion Place, Suite 500, San Antonio, Texas 78216. Its telephone number is (210) 321-8400. The Company’s website address is www.argonautgroup.com.

The Company files annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”). The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

Additional information relating to the Company’s business segments is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ on pages 19 - 39 and note 14 “Business Segments” in the Notes to the Consolidated Financial Statements.

Marketing

The Company’s insurance subsidiaries utilize a nationwide network of agents and insurance brokers to market and distribute their insurance products. During 2003, the Company continued to diversify its premium base, with no individual state contributing in excess of 16% of total gross written premiums. The Company services its policyholders and agents through local offices located strategically nationwide.

Excess and Surplus Lines. Colony markets its excess and surplus lines products through approximately 153 wholesale agents through two separate channels. The first channel is through binding agreements with the wholesale agent. The wholesale agent is contracted to quote and issue a policy subject to stringent parameters in a detailed manual. The second channel consists of wholesale agents that request quotes for insurance policies on risks not included in a binding agreement. The evaluation, underwriting and policy issuance is completed by Colony. These channels account for approximately 48% and 52% of Colony’s direct written premiums, respectively.

Risk Management. Argonaut Insurance Company markets its large workers’ compensation products through brokers.

Specialty Commercial. Rockwood markets its workers’ compensation products through approximately 833 retail agents. Argonaut Great Central also markets its products through retail agents.

Public Entity. Trident markets its policies through approximately 800 retail agents and eight exclusive marketing partners. The ultimate underwriting decision rests with Trident. The Trident public entity programs are not available in all states and are principally marketed in those states that have strong tort immunities, or damage caps, that help insulate public entities from loss.

Competition

The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry and the reinsurance business also have been very competitive. Prior to 2000, insurance companies kept insurance premiums relatively low, offsetting lower margins on underwriting with investment returns. Due to lower investment returns beginning in 2000, poor underwriting results on business written in prior years and additional losses due to potential acts of terrorism, the insurance industry in general increased prices. The Company’s insurance subsidiaries have experienced more favorable premium pricing beginning in the second half of 2000 and continuing into 2003.

The property and casualty insurance industry is characterized by a large number of competing companies and modest market shares by industry participants. According to A.M. Best Company (“A.M. Best”), a leading insurance industry rating and analysis firm, as of December 31, 2002, there were approximately 2,500 property and casualty insurance companies operating in the United States. The Company’s principal insurance subsidiaries ranked among the 250 largest property and casualty insurance company organizations in the United States, measured by net premiums written (104th), and policyholder’s surplus (129th). With respect to admitted assets, the Company’s insurance subsidiaries ranked 87th relative to its industry peers.

The Company’s insurance subsidiaries are rated by A.M. Best. A.M. Best is generally considered to be the leading insurance rating agency, and its ratings are used by insurance buyers, agents and brokers, and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns ratings ranging from “A++ (Superior)” to “F (In Liquidation)”. As of February 2004, A. M. Best rated the Company’s insurance subsidiaries as follows: Argonaut Insurance Company as an “A” (Excellent) with a negative outlook; Colony and Rockwood as an “A” (Excellent) with a stable outlook; and Argonaut Great Central as an “A- (Excellent)” with a stable outlook. A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s insurance subsidiaries are therefore subject to change.

On February 4, 2003, Standard & Poors Ratings Services (“S&P”) announced it was lowering the Company’s counterparty credit and financial strength ratings to “BBB+” from “A”. S&P stated that the reduction of the rating was based on declines in the Company’s capitalization. Subsequent to this downgrade, the Company increased capital by issuing mandatory convertible preferred stock for $34.4 million and completing a common stock offering for approximately $79.8 million.

A significant downgrade in these ratings could affect the Company’s competitive position in the insurance industry, make it more difficult for the Company to market its products and result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings. These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that the Company’s primary insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

The Company’s principal competitors cannot be easily classified. The Company’s principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies. For the Company’s workers’ compensation lines, additional competition comes from state workers’ compensation funds.

Property and casualty insurance is a highly competitive business. Competition emanates from established companies as well as entry of new competitors into the industry. These factors have in the past resulted in low revenue growth and deterioration in operating profits. However, the industry has begun to show renewed focus on premium rate adequacy in the most recent two years, and as a result, the downward pressure on premium rates has abated during this two-year period as many competitors implement rate increases.

To remain competitive, the Company’s strategy includes, among other measures, (1) using appropriate pricing, (2) maintaining underwriting discipline, (3) selling to selected markets, (4) utilizing technological innovations for the marketing and sale of insurance, (5) controlling expenses, (6) maintaining high ratings from A.M. Best, (7) providing quality services to agents and policyholders, and (8) acquiring suitable property and casualty books of business.

Regulation

Risk-Based Capital. The Company’s insurance subsidiaries are subject to the Risk-Based Capital (“RBC”) provisions under The Insurers Model Act. RBC is designed to measure the acceptable amount of capital on the inherent specific risks of each insurer. RBC is measured annually. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.

The RBC for The Insurers Model Act provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. As of December 31, 2002, Argonaut Insurance Company’s RBC was within the Company Action Level Event. The Company was required to submit a plan to the California Department of Insurance detailing the actions to be taken to raise the RBC above statutory minimums. During 2003, the Company contributed capital to Argonaut Insurance Company of $53.4 million. Additionally, the Company restructured Argonaut Insurance Company to concentrate on casualty risk management solutions. The Company substantially completed this restructuring in the second quarter of 2003, and began to realize improved operating results from this segment in the last six months of 2003. Finally, the Company re-allocated its investment portfolio, reducing its investment in equity securities. As a result of these actions, the total adjusted capital of each of the Company’s insurance subsidiaries exceeded the minimum levels required under RBC as of December 31, 2003. The Company continually monitors the RBC ratios and will implement strategies to maintain ratios above the regulatory minimums.

Other regulatory issues. The Company’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. Such supervision and regulation is designed to protect the Company’s policyholders rather than the Company’s shareholders. Such supervision and regulation includes matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters.

The Company’s insurance subsidiaries are members of the statutorily created insolvency guarantee associations in all states where they are authorized to transact business. These associations were formed for the purpose of paying claims of insolvent companies. The Company is assessed its pro rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. The Company does not believe that assessments on current insolvencies will have a material effect on its financial condition or results of operations.

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

As an insurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance subsidiaries to pay any cash dividends to its shareholders, debt service and for its operating capital. The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under California and Virginia insurance law, which are the states of domicile for Argonaut Insurance Company and Colony Insurance Company, the Company’s immediate insurance subsidiaries. No dividends were paid to the Company during 2003. During 2004, Argonaut Insurance Company may be permitted to pay dividends of up to $34.9 million to the Company without additional approval from the California Department of Insurance, while Colony may be permitted to pay dividends of up to $8.2 million without additional approval from the Virginia Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required. In February 2004, the California Department of Insurance approved the payment to the Company of an extraordinary dividend of approximately $76.8 million by Argonaut Insurance Company in the form of all the outstanding stock of one of its subsidiaries. Concurrent with the extraordinary dividend the Company contributed approximately $71.0 million to Argonaut Insurance Company.

Reinsurance

As is common practice within the insurance industry, the Company transfers a portion of the risks insured under its policies to other companies through reinsurance. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophes. Although reinsurance does not discharge the Company’s subsidiaries from their primary obligation to pay policyholders for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers. The Company is selective in regard to its reinsurers, placing reinsurance with those reinsurers with strong balance sheets and superior underwriting ability, although the financial condition of a reinsurer may change based on market conditions. The Company performs annual credit reviews on its reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. The Company also requires assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. However, due to the Company’s longevity, it has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on the Company’s results of operations and financial condition.

Much of the Company’s reinsurance is secured on an excess of loss basis. Under an excess of loss arrangement, the insurance subsidiaries retain losses on claims to a specified amount and the reinsurers assume any losses above that amount. The Company’s retention limits vary by business segment. As of December 31, 2003, retention limits by segment were as follows:

•	excess and surplus segment - $500,000 per occurrence;

•	risk management segment - $2.0 million per occurrence, with facultative placements being utilized on a policy by policy basis to reduce the retention to $250,000 in certain situations;

•	specialty commercial segment - $400,000 per occurrence; and

•	public entity segment - $350,000 per occurrence.

The Company also utilizes a variety of other reinsurance products to reduce the associated risk. These programs are implemented on an as needed basis.

During 2003, the Company had over $788.3 million of gross written premiums of which it ceded, or transferred to reinsurers, approximately $195.8 million, or 24.8% of gross written premiums, for reinsurance protection. As of December 31, 2003, the Company had approximately $18.8 million of paid losses recoverable coupled with approximately $515.3 million of ceded loss reserves from reinsurers for losses that they are or will likely be obligated to reimburse the Company for under reinsurance contracts. Included in these balances was a reserve for doubtful accounts of $24.0 million. The following table summarizes reinsurance recoverable balances by business segments (net of reserve for doubtful accounts) as of December 31, 2003:

Business segment	Reserves ceded under reinsurance contracts

(in millions)
Excess and surplus lines	$86.6
Risk management	167.6
Specialty commercial	28.6
Public entity	10.8
Run-off lines	51.6
Adverse development contract	170.1

Total	$515.3

Certain of the Company’s reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers on paid loss recoverables and case reserves totaled $26.2 million as of December 31, 2003. Amounts due from such reinsurers on incurred but not reported claims totaled $30.1 million of December 31, 2003. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., which announced in August 2003 its intent to restructure its operations under the U.S. Bankruptcy Code. The balances are due from the insurance subsidiaries not Trenwick Group Ltd. The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of such reinsurers could result in the uncollectibility of certain balances and therefore materially impact the financial results of the Company.

The Company entered into a retroactive adverse loss development reinsurance agreement (“the agreement”) with Inter-Ocean N.A. Reinsurance Company, Ltd. (“Inter-Ocean”) effective December 31, 2002 for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. The ceded losses for adverse development are calculated on a tiered structure and subject to certain limitations. The overall adverse development coverage of $119.0 million is in the following layers:

•	First $90.0 million of Adverse Development - 100% covered ($90.0 million of coverage)

•	Next $40.0 million of Adverse Development - 25% covered ($10.0 million of coverage)

•	Next $20.0 million of Adverse Development - 50% covered ($10.0 million of coverage)

•	Next $15.0 million of Adverse Development - 60% covered ($9.0 million of coverage)

The primary limitations related to asbestos, environmental and other latent losses, which are as follows:

•	First $40 million of adverse development is available to be ceded under the agreement

•	Next $15 million of adverse development is retained by the Company under the agreement

•	Next $25 million of adverse development is available to be ceded under the agreement

•	Remaining adverse development is retained by the Company under the agreement

Due to the long-term nature of this contract, management determined it was prudent to provide for a commutation provision should business conditions warrant. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive. Should future adverse development be minimal, the Company may decide to commute the agreement depending on the funds withheld balance and other factors. The funds withheld balance is credited at the greater of (1) the five year treasury strip rate plus 2.0% or (2) 4.5%. The interest rate is adjusted quarterly. The funds withheld balance is payable to the reinsurers, less losses paid and profit share, if the agreement is not commuted by December 31, 2017. In addition, the funds withheld balance, less losses paid and profit share, is required to be placed in a trust for the benefit of the reinsurer should the Company’s A.M. Best Rating fall below “B++” (currently at “A”) or Statutory Surplus fall below $193.5 million (currently at $447.7 million as of December 31, 2003).

At December 31, 2003, the Company ceded $170.1 million of carried reserves. Related to those cessions, the Company also recorded $125.1 million as reinsurance funds withheld and $43.3 million as deferred gain pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” The deferred gain will be amortized over the estimated settlement period using the interest method also in accordance with SFAS No. 113. During the year ended December 31, 2003, the Company amortized approximately $1.8 million of the deferred gain.

The Company has $71.4 million of unused coverage under the Inter-Ocean agreement for future adverse development, if any, on workers’ compensation, commercial multiple peril, general liability and asbestos environmental and other latent losses.

Market conditions beyond the Company’s control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection the Company purchases. The Company cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If the Company is unable to maintain its current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, the Company would either have to be willing to accept an increase in its net exposures or reduce its insurance writings. Since the events of September 11, 2001, reinsurers have generally included terrorism exclusions or limits in their reinsurance agreements. Although this has not materially affected the business written or the Company’s results of operations, future terrorist attacks leading to claims under policies that have been underwritten without terrorism exclusions may have a material adverse effect on the Company’s results of operations and financial condition.

Additional information relating to the Company’s reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 - 39 and note 3 “Reinsurance” in the Notes to the Consolidated Financial Statements.

Reserves for Losses and Loss Adjustment Expenses

The Company records reserves for specific claims incurred and reported and reserves for claims incurred but not reported. The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on the Company’s particular experience with the type of risk involved and its knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider the Company’s estimate of the ultimate cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred.

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

The Company is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although the Company actively manages its exposure to catastrophes through its underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed its reinsurance and may have a material adverse impact on its results of operations and/or financial condition.

The September 11, 2001 terrorist attacks generated substantial insurance industry losses. The underwriting impact to the Company from these attacks was approximately $2.0 million, net of reinsurance.

The terrorism peril is deemed by the Company to include the damage resulting from various terrorist attacks through either conventional weapons or weapons of mass destruction such as nuclear or radioactive explosive devices as well as chemical and biological contaminants. The Company continues to refine its ability to gauge and estimate its exposure to this peril.

Accordingly, the Company has evaluated certain high risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire. From this analysis, the Company continues to refine its estimates of the probable maximum loss from such an event and factors this analysis into the underwriting evaluation process and also seeks to mitigate this exposure through various policy terms and conditions (where allowed by State statute) and through the use of reinsurance, to the extent possible. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.

As a result of the 2001 terrorist attacks, the primary insurance and reinsurance industry sought governmental solutions given the potential risk to the industry’s accumulated capital and, general capacity to absorb further attacks. President George Bush, signed into law the Terrorism Risk Insurance Act (“TRA”) of 2002 on November 26, 2002. Coverage under the TRA is set to expire on December 31, 2004, but can be extended through December 31, 2005 at the discretion of the Secretary of the Treasury. Commercial property and casualty insurance companies, such as the Company, are required to participate in the program. The TRA does not address the obligations of reinsurers for terrorism-related losses as a result of various reinsurance agreements.

The TRA requires that commercial insurers “make available” coverage for acts of terrorism during the first two years of the program. By September 1, 2004, the Secretary of the Treasury will decide whether the “make available” provision should be extended into 2005.

Those participating companies are required to satisfy a deductible level before assistance through the TRA is available. The TRA has established certain marketplace aggregate retentions over the life of the program ($10 billion in 2003; $12.5 billion in 2004; and $15.0 billion in 2005). Additionally, the individual insurer level deductibles range from 7% of premiums in 2003, to 10% of premiums in 2004, and 15% of premiums in 2005. In this context, premiums represent direct earned premium for commercial property and casualty insurance policies from the previous year. The amount of compensation paid to participating insurers under the TRA is 90% of covered losses, after the insurer’s deductible.

Overall industry losses covered by the program will be capped annually at $100 billion. Insurance companies are not liable for covered losses in excess of $100 billion.

For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, insureds may choose not to accept the terrorism coverage.

Most states have approved terrorism exclusions for policies on commercial insurance business, other than workers’ compensation insurance. The Company is attempting to include terrorism exclusions when permitted. The Company’s excess and surplus lines carriers are not subject to state regulation of forms and rates. They will exclude certified as well as non-certified acts of terrorism in all lines and in all states unless coverage for certified losses required to be made available is elected by the policyholder. When underwriting existing and new workers’ compensation business, the Company considers the added potential risk of loss due to terrorist activity, and this may lead the Company to decline to underwrite the risk or non-renew certain business. Certain business may still be desirable to underwrite without an exclusion and some or many of the Company’s insurance policies may not include a terrorism exclusion.

Notwithstanding the TRA and the Company’s underwriting, future terrorist attacks may result in losses that have a material adverse effect on the Company’s results of operations and/or financial condition.

The Company has discontinued active underwriting of certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in run-off lines are claims related to asbestos and environmental liabilities arising out of general liability policies primarily written in the 1970’s and into the mid 1980’s, with a limited number of claims occurring on policies written into the early 1990’s. Additional discussion on run-off lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations “ on pages 19 - 39 and note 15 “Run-off Lines” in the Notes to the Consolidated Financial Statements.

The tables on page 13 and 14 present a development of loss and loss adjustment expense reserve liabilities and payments for the years 1994 through 2003. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the years ended December 31, 1994 to 2000 do not include Colony’s and Rockwood’s unpaid losses and loss adjustment expenses since these entities were acquired in 2001. The top line on the tables shows the estimated liability for unpaid losses and loss adjustment expense recorded at the balance sheet date for each of the years indicated.

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

Table I

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)

(Net of Reinsurance)

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Reserves for Losses and LAE (1)	$976.6	$858.1	$951.0	$884.0	$763.2	$706.5	$757.6	$929.6	$838.2	$965.5
Cumulative Amount Paid as of (2)
1 year later	239.7	214.2	179.0	172.7	149.8	160.9	154.0	200.1	188.7
2 years later	417.9	356.2	309.7	278.7	274.0	282.8	255.1	327.5
3 years later	531.5	468.6	392.7	374.1	373.6	366.3	326.7
4 years later	623.9	537.9	469.5	452.4	442.8	426.4
5 years later	682.9	606.2	537.9	511.8	495.5
6 years later	742.4	668.8	589.8	558.6
7 years later	799.2	717.4	632.0
8 years later	844.4	757.1
9 years later	881.6

Reserves Re-estimated as of (3)
1 year later	996.5	1,073.6	934.0	819.2	785.4	833.9	773.2	991.5	879.0
2 years later	1,180.8	1,038.9	895.5	851.1	884.3	835.6	820.3	1,034.0
3 years later	1,159.2	1,014.1	916.0	922.8	879.8	889.4	851.1
4 years later	1,152.5	1,033.8	979.4	917.9	934.5	919.6
5 years later	1,154.6	1,092.6	972.5	973.5	966.4
6 years later	1,202.0	1,082.8	1,024.9	1,004.9
7 years later	1,190.8	1,136.8	1,055.3
8 years later	1,246.0	1,167.1
9 years later	1,277.8

Cumulative (Deficiency) Redundancy (4)	(301.2)	(309.0)	(104.3)	(120.9)	(203.2)	(213.1)	(93.5)	(104.4)	(40.8)

Prior Yr. Cumulative (Deficiency) Redundancy	(269.4)	(278.7)	(73.9)	(89.5)	(171.3)	(182.9)	(62.7)	(61.9)	0.0

Change in Cumulative (Deficiency) Redundancy	$(31.8)	$(30.3)	$(30.4)	$(31.4)	$(31.9)	$(30.2)	$(30.8)	$(42.5)	$(40.8)

The cumulative difference for 2002 is different from the loss rollforward (see note 7 in the accompanying consolidated financial statements) due to the cession activity relating to the ADC contract of approximately $3.3 million.

(1)	Original estimated reserves for losses and LAE, net of reinsurance
(2)	Cumulative amounts paid, net of reinsurance payments
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year
(4)	Represents changes of the original estimate of the year indicated (1) and the reserve re-estimated (3) as of the current-year end.

Table II

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)

(Direct and Assumed Insurance)

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Reserves for Losses and LAE (1)	$1,161.5	$1,026.1	$1,158.8	$1,063.2	$935.8	$897.4	$930.7	$1,147.8	$1,281.6	$1,480.8

Cumulative Amount Paid as of (2)
1 year later	267.5	245.2	234.7	197.0	177.8	218.9	190.0	246.0	236.7
2 years later	474.8	437.8	389.3	329.6	358.2	375.2	316.1	411.5
3 years later	625.4	572.1	498.5	479.0	490.8	481.6	404.8
4 years later	737.5	665.5	617.0	588.5	580.1	557.1
5 years later	817.9	774.0	712.1	666.8	646.4
6 years later	916.0	861.6	782.5	726.2
7 years later	996.5	928.6	836.1
8 years later	1,059.7	979.6
9 years later	1,106.1

Reserves Re-estimated as of (3)
1 year later	1,179.7	1,300.3	1,159.7	1,006.2	990.1	1,048.3	966.2	1,265.3	1,370.1
2 years later	1,423.1	1,282.8	1,134.3	1,069.7	1,108.6	1,063.3	1,061.3	1,346.3
3 years later	1,404.1	1,267.2	1,182.5	1,156.5	1,115.1	1,167.6	1,094.0
4 years later	1,412.1	1,317.3	1,248.4	1,162.3	1,219.4	1,197.7
5 years later	1,440.9	1,379.7	1,251.9	1,268.3	1,247.2
6 years later	1,489.9	1,380.7	1,354.4	1,293.2
7 years later	1,488.4	1,483.7	1,375.7
8 years later	1,592.1	1,504.5
9 years later	1,614.8

Cumulative (Deficiency) Redundancy (4)	(453.3)	(478.4)	(216.9)	(230.0)	(311.4)	(300.3)	(163.3)	(198.5)	(88.5)

Prior Yr. Cumulative (Deficiency) Redundancy	(430.6)	(457.6)	(195.6)	(205.1)	(283.6)	(270.2)	(130.6)	(117.5)	0.0

Change in Cumulative (Deficiency) Redundancy	$(22.7)	$(20.8)	$(21.3)	$(24.9)	$(27.8)	$(30.1)	$(32.7)	$(81.0)	$(88.5)

(1)	Gross reserves for losses and LAE, prior to the effects of reinsurance
(2)	Cumulative gross amounts paid, prior to the effect of reinsurance
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year
(4)	Represents changes of the original estimate of the year indicated (1) and the reserve re-estimated (3) as of the current-year end.

Loss development recognized in 2003 was primarily the result of the excess and surplus lines segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, the risk management segment recorded adverse development on one wrap-up account in the amount of approximately $5.0 million and increased the allowance for doubtful accounts for balances due from reinsurers by approximately $5.0 million. The run-off segment decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for run-off lines of $59.8 million related to asbestos and environmental claims incurred on policies written primarily from the early 1970’s to the mid 1980’s. Adverse development during 2001 was primarily attributable to reserve strengthening of the workers’ compensation business within the risk management segment.

Loss deterioration recognized in 2000 increased due to poor experience in the workers’ compensation line of business. In particular, loss experience in the state of California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999, and continuing through 2000 the workers’ compensation industry in California reported results that worsened with each quarter. The impact of the legal ruling increased claim costs for California workers’ compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker’s physician complete control in determining all aspects of a workers’ compensation leave and return to work, minimizing input from insurers. The full effect of the legal changes was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers’ claims. It took many months before the injured workers went through the system with a claim coming under the law and subsequent claims are administered according to the new standard. As a result, loss estimates established by the Company, and the industry, in prior years proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased net workers’ compensation loss and loss adjustment expense reserves by $124.0 million during 2000, of which $29.1 million related to the 1999 accident year, $27.5 million related to the 1998 accident year and $13.4 million related to the 1997 accident year. The balance was spread over a number of years, dating back to 1990. A reasonable possibility exists that the claims experience could be the indication of an unfavorable trend which would require the Company to record additional reserves. Adverse development on these claims continued into 2001, though at a greatly reduced rate. During 2001, the Company recorded an additional $7.0 million in net loss and loss adjustment expense reserves related to its risk management segment.

In the quarter ended September 30, 1996 the Company increased reserves for asbestos and environmental exposure and construction defect exposure by approximately $200 million for general liability coverage written in the 1970’s and into the mid 1980’s. This increase to loss reserves resulted in adverse loss development for those accident years (see Table I and Table II Analysis of Losses and Loss Adjustment Expense Development). The reasons for the significant reserve increase included the following industry developments: (1) the industry’s ultimate exposure to pollution liability was finally judged to be quantifiable. It was believed that virtually all pollution sites had been identified, clean up costs were judged easier to calculate, and there was more stable legal precedent on apportionment among potentially responsible parties, primary carriers, excess carriers and reinsurers; (2) claims were reaching levels where reinsurers were notified of the exposure; and (3) industry estimates of asbestos and environmental reserves were twice what they were in early 1996. In establishing the liability for unpaid claims and claim adjustment expenses related to asbestos-related illness and toxic waste clean-up, management considered facts currently known and the current state of the law and coverage litigation. Liabilities were recognized for known claims when sufficient information had been developed to indicate the involvement of a specific insurance policy, and management could reasonably estimate its liability.

Caution should be exercised in evaluating the information shown in the above tables. It should be noted that each amount includes the effects of all changes in amounts for prior periods. In addition, the tables present calendar year data. It does not present accident or policy year development data, which some readers may be more accustomed to analyzing. The social, economic and legal conditions and other trends which have had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers are cautioned against extrapolating any conclusions about future results from the information presented in these tables.

Investments

Insurance company investments must comply with applicable regulations which prescribe the type, quality and concentrations of investments. These regulations permit, and the Company holds, a diversified portfolio of investments in high quality bonds, U.S. Treasury notes and government agencies, state and municipal bonds and preferred and common stocks. The majority of the Company’s invested assets are held by its insurance companies. The Company’s investment policy is determined by the board of directors and the Investment Committee and is reviewed on a regular basis. The Company’s investment strategy is to actively manage assets to maximize total after-tax returns while generating relatively high levels of investment income, subject to appropriate levels of risk.

The Company manages a portion of its fixed income portfolio internally. Additionally, two professional fixed income managers manage the remainder of the portfolio under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager, Fayez Sarofim & Co.

Additional information relating to the Company’s investment portfolio is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 - 39 and note 2 “Investments” in the Notes to the Consolidated Financial Statements.

Employees

As of February 28, 2004, the Company had 990 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursement programs. Management believes that the Company’s relationship with its employees is good.

Item 2. Properties

The Company leases office space in San Antonio, Texas for its corporate headquarters as well as for certain support functions for Argonaut Insurance Company. Argonaut Insurance Company’s headquarters are located in a facility that consists of an office building on approximately two acres of land in Menlo Park, California. Argonaut Great Central’s headquarters are located in a facility in Peoria, Illinois. Argonaut Insurance Company and Argonaut Great Central own these facilities. Colony leases its home office space in Richmond, Virginia. Rockwood leases its home office space in Rockwood, Pennsylvania. Trident leases its home office space in San Antonio, Texas. In addition, the Company has entered into other leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs.

Item 3. Legal Proceedings

Argonaut Insurance Company v. Los Angeles Metropolitan Transit Authority. On August 30, 1996 the Los Angeles County Metropolitan Transportation Authority (“MTA”) filed a civil action against Argonaut Insurance Company alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance. The MTA contends that it has been damaged by an unspecified amount.

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses, and intends to vigorously contest these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. Reimbursement is being sought on claims because the amounts paid were within the MTA’s deductible limits or above the MTA’s policy limits and therefore due either from the MTA or excess reinsurers under the terms of the policy issued. In the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for all such amounts on a regular basis in the ordinary course of business. The Company currently carries a receivable on its financial statements in the amount of approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy. Management has consulted with its attorneys regarding the merits of the Company’s claim and based on these discussions believes the $47.6 million owed to Argonaut Insurance Company to be a valid claim. Further, management believes the MTA has the financial wherewithal to pay the Company’s claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

The trial judge for the MTA litigation has ordered that the first stage of this case to be tried during the fourth quarter of 2004 before a three-judge panel instead of jury by agreement of the parties. That trial will primarily consider a portion of Argonaut Insurance Company’s counterclaim for sums it contends are due to it from the MTA. To date, the Court has ruled on five motions for summary adjudication relating to the recoverability of the receivable and the number of occurrences at issue between the parties. In each instance, the Court has adopted the position asserted by Argonaut Insurance Company.

Lila Mitchell, et al. v. Argonaut Insurance Company, et al. On October 7, 2002, an action was filed in the Superior Court of Alameda County, California, Case No. 2002067900 by Western MacArthur Company, MacArthur Company, Western Asbestos Company and certain other individual claimants against Argonaut Insurance Company (“Argonaut”), The Home Insurance Company and The Hartford Accident & Indemnity Company. This case seeks coverage for claims already at issue in the previously filed action entitled Western MacArthur Company and MacArthur Company v. United States Fidelity & Guaranty Co., The Saint Paul Companies, Inc., St. Paul Fire & Marine Ins. Co., and Argonaut Insurance Company, Alameda Superior Court Case No. 721595-7 seeking adjudication of the same issues as presented in that action. Argonaut’s sole nexus to these suits is nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960s and 70’s. Management estimates that approximately 1% of the liabilities associated with previous suits and the entry of default judgments were associated in any way with the operations covered by the Argonaut policies before any adjustment for other applicable coverage and without a determination as to whether Argonaut would be bound by those judgments. Argonaut has in the ordinary course of business established loss reserves and loss adjustment expense reserves in connection with these claims. Based on the above circumstances, management’s evaluation of the Company’s exposure to the Western MacArthur litigation remains unchanged.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group’s security holders during the last quarter of its fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock trades on the NASDAQ National Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for the Company’s common stock for fiscal year 2003 and 2002:

	2003		2002
	High	Low	High	Low
First Quarter	$17.25	$8.33	$22.89	$18.17
Second Quarter	14.49	7.25	23.50	17.43
Third Quarter	15.00	12.05	23.55	15.05
Fourth Quarter	16.99	13.12	18.23	13.21

On March 11, 2004, the closing price of the Company’s common stock was $18.05 per share.

Holders of Common Stock

The number of holders of record of the Company’s common stock as of March 10, 2004 was 5,632.

Dividends

The payment of dividends and the amount thereof is determined by the board of directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. In March 2003, the Company’s board of directors suspended payment of the Company’s quarterly dividend to support the capital needs of the Company. The quarterly dividends paid to shareholders for first, second and third quarters of 2002 were $0.15 per common share. The quarterly dividends paid to shareholders for 2001 were $0.41 per common share for the first, second and third quarter, and $0.15 per common share for the fourth quarter. Total cash dividends paid to shareholders were $13.1 million and $29.8 million for the years ended December 31, 2002 and 2001, respectively. In connection with the Company’s sale of Series A Mandatory Convertible Preferred Stock in the first quarter of 2003, the Company has agreed not to pay dividends to common shareholders until April 2005.

Sale of Unregistered Securities

During the fourth quarter of 2003, HCC Insurance Holdings, Inc. (“HCC”) purchased from the Company in a private placement 596,474 shares of the Company’s common stock at a price of $14.931 per share. The Company used the proceeds from this private placement to repay approximately $8.9 million of the $12.0 million aggregate remaining principal amount of a note payable to HCC, plus accrued interest on that portion of the note.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included under Item 7 on pages 19 - 39 and the financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data” on page 40.

	For the Years Ended December 31,
(in millions except per share amounts)	2003	2002	2001(1)	2000	1999
Statement of Operations Data
Gross written premiums	$788.3	$622.1	$272.1	$186.1	$140.3
Net written premiums	592.5	484.0	219.6	163.9	122.2

Earned Premiums	562.8	378.4	221.9	124.6	93.0
Net investment income	53.6	52.9	53.6	62.0	68.5
Realized investment gains, net	113.6	26.6	17.1	23.3	2.8

Total revenue	730.0	457.9	292.6	209.9	164.3

Losses and loss adjustment expenses	395.3	334.6	189.7	247.6	121.4
Underwriting, acquisition and insurance expense	191.0	144.4	99.6	91.5	68.4
Interest expense	8.4	—	—	—	—

Total expenses	594.7	479.0	289.3	339.1	189.8

Income (loss) before income taxes	135.3	(21.1)	3.3	(129.2)	(25.5)
Provision (benefit) for income taxes	26.3	65.9	0.4	(45.9)	(10.3)

Net income (loss)	$109.0	$(87.0)	$2.9	$(83.3)	$(15.2)

Net income (loss) per common share:
Basic	$4.76	$(4.04)	$0.13	$(3.77)	$(0.64)

Diluted	$4.40	$(4.04)	$0.13	$(3.77)	$(0.64)

Cash dividends declared per common share	$—	$0.45	$1.38	$1.64	$1.64

Weighted average number of shares outstanding:
Basic	22.5	21.6	21.6	22.1	23.6

Diluted	24.8	21.6	21.6	22.1	23.6

Balance Sheet Data
Invested assets	$1,553.2	$1,181.3	$1,153.2	$1,085.5	$1,175.9
Total assets	$2,766.5	$2,208.9	$1,863.2	$1,568.3	$1,625.1

Reserves for losses and loss adjustment expense	$1,480.8	$1,281.6	$1,147.8	$930.7	$897.4
Junior subordinated debentures	$27.5	$—	$—	$—	$—
Shareholders’ equity	$539.2	$327.7	$447.5	$501.1	$628.4

(1)	On August 23, 2001, the Company acquired all of the outstanding stock of Front Royal, Inc. Operating results from Front Royal, Inc. are included in the consolidated statement of operations from September 1, 2001, the effective date of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes on page 40. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Overview

Argonaut Group, Inc. is a national provider of specialty insurance products designed to meet the needs of targeted insured groups. The Company has continued its strategy initiated in 2001 of diversifying its product line and expanding geographically. For the year ended December 31, 2001, risk management (formerly known as specialty workers’ compensation) premiums accounted for approximately 53% of the Company’s gross written premiums. For the year ended December 31, 2003, risk management premiums declined to 25% of the Company’s gross written premiums, whereas excess and surplus lines and specialty commercial accounted for 49% and 18% of gross written premiums, respectively.

The Company’s business results also demonstrate a geographic expansion, with a reduction in the concentration of premiums written in California. For the year ended December 31, 2000, approximately 21% of total direct written premiums were concentrated in California. For the year ended December 31, 2003, approximately 16% of direct written premiums were concentrated in California.

Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Years ended December 31,
(in millions)	2003	2002	2001
Gross written premiums	$788.3	$622.1	$272.1

Earned premiums	$562.8	$378.4	$221.9
Net investment income	53.6	52.9	53.6
Realized investment gains, net	113.6	26.6	17.1

Total revenue	$730.0	$457.9	$292.6

Income (loss) before taxes	135.3	(21.1)	3.3
Income taxes:
Provision (benefit) for income taxes	49.1	(6.0)	0.4
Change in valuation allowance	(22.8)	71.9	—

Net income (loss)	$109.0	$(87.0)	$2.9

Loss ratio	70.3%	88.4%	85.5%
Expense ratio	33.9%	38.2%	44.9%

Combined ratio	104.2%	126.6%	130.3%

Consolidated gross written premiums for the year ended December 31, 2003, included $542.8 million in new business, compared to $332.2 million for the same period of 2002. The increase was primarily attributable to a renewal rights agreement in the excess and surplus lines segment, the public entity segment entering new markets, coupled with the restructuring of the products underwritten by the risk management segment. Consolidated gross written premiums from renewals were $269.7 million for 2003, compared to $287.0 million during 2002. The increases in gross written premiums were partially offset by cancellations and endorsements of $24.1 million for the year ended 2003. The decrease in gross written premiums on renewal business was primarily attributable to the risk management segment exiting certain lines of business, partially offset by rate increases across all lines. The 49% increase in consolidated earned premiums in 2003 over 2002 was primarily attributable to growth in all lines beginning in 2002 and continuing into 2003. Consolidated gross written and earned premiums increased in 2002 primarily due to the inclusion of Colony and Rockwood for the full year period as compared to the four-month period since its acquisition in 2001.

Consolidated net investment income reflects the impact of lower investment yields on higher invested assets due to positive cash flows from operations and capital raising initiatives for the year ended December 31, 2003. Total invested assets were approximately $1,553.2 million, $1,181.3 million and $1,153.2 million as of December 31, 2003, 2002 and 2001, respectively.

The Company manages its investment portfolio in order to minimize losses, both realized and unrealized. Consolidated gross realized gains were $118.4 million for the year ended December 31, 2003, as compared to $38.9 million and $31.5 million in 2002 and 2001, respectively. Included in consolidated gross realized gains for the year ended December 31, 2003 were gains of approximately $57.6 million from the disposition of four real estate holdings during the first quarter. Additionally, during the third quarter of 2003, the Company reallocated its investment portfolio, reducing its equity holdings by approximately $86.3 million, resulting in realized gains of approximately $48.8 million. Consolidated gross realized losses were $4.8 million, $12.3 million and $14.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in consolidated gross realized losses for the year ended December 31, 2003 were write downs of approximately $4.0 million from the recognition of other than temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $395.3 million, $334.6 million and $189.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The consolidated loss ratios were 70.3%, 88.4% and 85.5% for the years ended December 31, 2003, 2002 and 2001, respectively. Losses and loss adjustment expenses for the year ended 2003 included approximately $10.2 million from the adjustment in the amount ceded to reinsurers for the run-off segment (see discussion on pages 27 - 30) as well as $10.0 million of adverse development in the risk management segment (see discussion on page 23 - 25). During 2002, losses and loss adjustment expenses included reserve strengthening of approximately $59.8 million related to the Company’s run-off segment. Losses and loss adjustment expenses for the year ended 2001 include $7.0 million of reserve strengthening related to the Company’s risk management segment for California workers’ compensation risks. Consolidated reserves for losses and loss adjustment expense were $1,480.8 million, $1,281.6 million and $1,147.8 million as of December 31, 2003, 2002 and 2001, respectively.

Consolidated underwriting, acquisition and insurance expenses were $191.0 million, $144.4 million and $99.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The consolidated expense ratios were 33.9%, 38.2% and 44.9% for the years ended December 31, 2003, 2002 and 2001. The declines in the expense ratios primarily resulted from economies of scale realized from increased gross written premiums, primarily in the excess and surplus segment and the public entity segment.

Interest expense was $8.4 million for the year ended December 31, 2003. Interest expense of approximately $6.6 million was recorded for funds withheld by the Company under a retroactive reinsurance contract. Interest expense of approximately $0.6 million was recorded as a result of the junior subordinated debentures issued by the Company during 2003. Interest expense of approximately $1.3 million was recorded for various other funds withheld by the insurance subsidiaries.

The consolidated provision for income taxes as of December 31, 2003 was $26.3 million, including a reduction of the deferred tax asset valuation allowance of $22.8 million. The consolidated provision for income taxes for the year ended December 31, 2002 was $65.9 million, including the establishment of a valuation allowance on deferred tax of $71.9 million. The reduction of the deferred tax valuation allowance in 2003 was based on management’s consideration of limited amounts of future income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Management anticipates the valuation allowance will ultimately be recovered in the future. The Company evaluates the adequacy of the valuation allowance on a regular basis.

Segment Results

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made on a consolidated basis. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. Excess and surplus lines insurance carriers provide insurance that is unavailable or difficult to obtain by businesses in the admitted market due to the unique characteristics of the insureds or the lack of insurers writing such coverage. The excess and surplus lines market allows Colony to underwrite certain risks with more flexible policy terms at unregulated premium rates. Colony provides commercial liability, commercial property, products liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day-care centers and manufacturers, and professional liability coverages for health care providers and other professionals. Colony is approved as a non-admitted insurer in 48 states, the District of Columbia and the U.S. Virgin Islands. Colony was acquired by the Company effective September 1, 2001, and its results from operations are included from this date.

The following table summarizes the results of operations for the excess and surplus segment:

	Years ended December 31,
(in millions)	2003	2002	2001
Gross written premiums	$384.5	$257.9	$50.5

Earned premiums	286.6	152.3	36.8
Losses and loss adjustment expenses	177.6	96.6	22.3
Underwriting expense	83.4	47.6	12.3

Underwriting income	25.6	8.1	2.2
Net investment income	15.5	10.4	3.3

Income before taxes	$41.1	$18.5	$5.5

Combined ratio	91.1%	94.7%	94.0%

Gross written and earned premiums for the year ended 2003 increased primarily as the result of rate increases and new business. For the year, gross written premiums derived from new business increased $81.7 million to $268.0 million, primarily due to business written through the Fulcrum Insurance Company renewal rights acquisition. Renewal gross written premiums increased $57.7 million to $140.7 million for the year ended December 31, 2003. A larger base of expiring premiums compounded by rate increases was the primary driver for the increase in renewal premiums. This trend is a reflection of the current environment of the excess and surplus lines market, in that the current year premium has a similar risk profile to expiring policies, and is being written at higher rates. Partially offsetting these increases were cancellations and endorsements which reduced gross written premiums by approximately $24.1 million for the year. Results for the year ended December 31, 2001 include activity for the four months from the acquisition of Colony.

On March 31, 2003, Colony entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. (“HCC”). Under the terms of this agreement, the Company cedes 15% of the gross written premiums from the excess and surplus lines segment to HCC and HCC will, in turn, assume 15% of the losses. As of December 31, 2003, the Company ceded $41.3 million of gross written premiums, $17.1 million of earned premiums and $14.3 million in losses and loss adjustment expense. The Company receives a ceding commission to offset its acquisition costs related to these premiums. As of December 31, 2003, the Company earned a ceding commission of $3.0 million.

Earned premiums increased $134.3 million from $152.3 million for the year ended December 31, 2002 to $286.6 million for the same period in 2003. The increase was primarily attributable to the strong premium growth in 2002 and continuing in 2003. Earned premiums were also decreased by the quota share as discussed above.

The excess and surplus lines segment’s loss ratio improved to 62.0% for 2003 compared to 63.4% for 2002, and 60.6% for the four months ended December 31, 2001. The improvement is attributable to a reduction in the current year loss ratio, reflecting the effects of rate increases realized over the past two years. Despite this improvement, development of prior year losses contributed approximately six percentage points to the current year loss ratio, or approximately $17.9 million. This resulted primarily from strengthening of case and incurred but not reported losses of this segment’s other liability business for accident years 1999 to 2001. Improvements in claims handling procedures implemented beginning in 2002 have contributed to this strengthening and should result in an improvement in the ultimate settlement value of individual losses. Additionally, reported and open claim counts indicate that claim counts are not increasing at the same rate as premiums. The growth in reported claim counts, which increased 19.7% in 2003, compares favorably to the growth in earned premiums of 88.2% in 2003. Open claim counts have increased only 0.1% since the beginning of 2002 indicating that the premium growth in the past two years was primarily the result of increased rates. Loss reserves for the excess and surplus lines segment were $345.5 million, $180.1 million and $138.7 million as of December 31, 2003, 2002 and 2001, respectively. Loss reserves as of December 31, 2003 represent management’s best estimate based on current facts and trends within this segment; however, due to the inherent uncertainties in estimating ultimate loss reserves, the potential for future development exists.

The expense ratio for the year ended December 31, 2003 improved to 29.2% as compared to 31.3% for 2002, and 33.4% for the four months ended December 31, 2001. Underwriting expenses grew at a slower pace than earned premiums enabling the Company to realize this improvement in the expense ratio.

Increases in net investment income were the result of an increase in invested assets resulting from positive cash flows over the past year combined with a second quarter $12.0 million capital contribution. Net invested assets increased to $473.0 million as of December 31, 2003 compared to $309.3 million as of December 31, 2002.

Risk Management. Workers’ compensation is the primary line underwritten by Argonaut Insurance Company, concentrating on casualty risk management solutions for accounts that generally produce annual premiums between $500,000 and $5.0 million. The insurance products are designed to meet the needs of business customers that are willing and able to bear a substantial portion of the insurance risk through deductibles and retrospectively rated premiums. These customers typically select Argonaut Insurance Company as a risk management provider based on the quality of its loss control and claims handling expertise.

The following table summarizes the results of operations for the risk management segment:

	Years ended December 31,
(in millions)	2003	2002	2001
Gross written premiums	$197.4	$201.9	$145.7

Earned premiums	122.4	109.2	126.5
Losses and loss adjustment expenses	100.2	94.5	129.2
Underwriting expense	61.1	52.1	54.4

Underwriting loss	(38.9)	(37.4)	(57.1)
Net investment income	27.3	31.4	42.6

Loss before taxes	$(11.6)	$(6.0)	$(14.5)

Combined ratio	131.8%	134.2%	145.1%

For the year ended 2003, gross written premiums totaled $197.4 million compared to $201.9 million in 2002. During the first quarter of 2003, this segment was restructured by reducing the number of product offerings and distribution channels. Argonaut Insurance Company significantly reduced workers’ compensation policies written on a guaranteed cost basis, wrap up policies (or large construction policies) and smaller policies (premium of less than $25,000). This restructuring resulted in the decrease in Argonaut Insurance Company’s gross written premiums for the year ended December 31, 2003. Gross written premiums from new business totaled $131.1 million in 2003, $82.9 million in 2002 and $45.3 million in 2001. Gross written premiums from renewal business were $66.3 million in 2003, $94.8 million in 2002 and $86.5 million in 2001.

During 2003, Argonaut Insurance Company entered into an agreement with Kemper Insurance Company (“Kemper”) to purchase the renewal rights for certain national accounts. Under the terms of the agreement, Argonaut Insurance Company had the right to acquire the assets and liabilities of certain policies originally underwritten by Kemper. Included in the $197.4 million of risk management premiums referenced above is $22.7 million of new business generated under this agreement.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance program to assume directors and officers liability policies underwritten by HCC Insurance Holdings, Inc. (HCC). Under the terms of the agreements, Argonaut Insurance Company assumed 3.33% of the losses under HCC’s USA Directors and Officers Liability program and 5% of the losses under HCC’s International Directors and Officers Liability program. Gross written premiums assumed under these programs totaled $12.6 million for the year ended December 31, 2003, and is included in the $197.4 million of gross written premiums for the risk management segment.

The increase in gross written premiums of $56.2 million to $201.9 million in 2002 from $145.7 million in 2001 is primarily attributable to an increase in small workers’ compensation products. As part of the restructuring noted above, the Company no longer underwrites these products.

Earned premiums increased 12% to $122.4 million for the year ended December 31, 2003 from $109.2 million for the same period in 2002. The increase is related to: (a) approximately $3.9 million of earned premiums associated with the assumed business underwritten by HCC discussed above, (b) an increase in involuntary pool premium of approximately $5.2 million and (c) earned premiums of approximately $7.3 million associated with the Kemper renewal rights acquisition noted above.

The decline in earned premiums to $109.2 million in 2002 versus $126.5 million in 2001 was primarily the result of an increase in ceded premiums. During 2002, the Company decreased its loss retention to $250,000 per occurrence from $1 million. The effect of this treaty coupled with higher reinsurance rates incurred for 2002 increased the amount of premiums ceded to reinsurers. The increase in the reinsurance costs incurred in 2002 was primarily related to the terrorist attacks in September 2001.

Losses and loss adjustment expenses of $100.2 million, $94.5 million and $129.2 million for the years ended 2003, 2002 and 2001, respectively, equate to loss ratios of 81.9%, 86.5% and 102.1%. Loss reserves for this segment were $653.7 million, $630.0 million and $622.2 million as of December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, 2002 and 2001, the following is certain claims data with respect to the risk management segment:

	2003	2002	2001
Open claims	9,664	10,354	11,485
Claims closed during year	15,390	13,885	17,246
Average net paid loss on closed claims	$4,910	$6,042	$5,840
Average net outstanding loss on open claims	$28,797	$29,812	$30,206

Losses and loss adjustment expenses for the year ended 2003 include adverse development of approximately $5.0 million attributable to one multi-year construction account that was non-renewed in January of 2003 and a $5.0 million charge related to an increase in the allowance for doubtful accounts for balances due from reinsurers. In the aggregate, the adverse development and increase to the allowance account resulted in an increase of approximately eight points in the 2003 calendar year loss ratio. Losses and loss adjustment expenses in 2002 include approximately $13.0 million (approximately 12 points of the stated loss ratio) related to the construction account noted above. Losses and loss adjustment expenses in 2001 included reserve strengthening of approximately $7.0 million related workers’ compensation claims in California.

The improvement in the loss ratio over the three-year period is the result of the Company re-underwriting this book of business beginning in the third quarter of 2000 and continuing into 2003. For the last six months of 2003 the loss ratio for the risk management segment was 72.3%. Management anticipates continued improvement in the results of this segment; however, there can be no assurance that future results will be consistent with this current trend.

The expense ratio for the year ended 2003 was 49.9% versus 47.7% in 2002 and 42.9% in 2001. The increase in the expense ratio in 2003 versus 2002 was primarily attributable to (a) $1.9 million of expense for the settlement of a lawsuit; (b) restructuring charges of $1.3 million; and, (c) the Company deferred $13.0 million of acquisition costs in 2002. During 2001, the Company did not defer acquisition costs.

For the last half of 2003, the expense ratio for the risk management segment was approximately 42.0%, which is more reflective of the underwriting expenses of this segment. Due to the loss sensitive nature of the business underwritten by risk management, the expense ratio is higher than if the business were written on a guaranteed cost basis. This is due to the insured receiving a premium credit for participating in the losses on the policy while the costs to underwrite the policy are similar to guaranteed cost.

In the first quarter of 2003, the Company restructured the operations of Argonaut Insurance Company. With the elimination of non-strategic products, Argonaut Insurance Company has reduced its workforce by 67 employees as of December 31, 2003. Severance costs of $0.9 million and outplacement and relocation costs of $0.1 million had been recognized as of December 31, 2003. Additionally, the Company closed three offices at a total cost of $0.3 million. The costs associated with the restructuring are included in the underwriting expense line item of this segment.

Net investment income declined to $27.3 million for the year ended December 31, 2003 as compared to $31.4 million in 2002 due to lower yields. Partially offsetting this decrease were higher invested balances due primarily to capital contributions. Invested assets as of December 31, 2003 were $729.9 million compared to $629.0 million as of December 31, 2002. The decrease in net investment income for the year ended December 31, 2002 as compared to 2001 was primarily due to the reduction in invested assets, which were $690.5 million as of December 31, 2001.

Specialty Commercial. Argonaut Great Central and Rockwood provide specialty commercial insurance coverage. Argonaut Great Central specializes in commercial multi-peril, workers’ compensation and umbrella insurance coverage in three broadly defined markets: food and hospitality, retail services and organizations and institutions. Rockwood provides commercial property and casualty insurance primarily in Pennsylvania and Maryland. Rockwood focuses on underwriting workers’ compensation coverage, general liability and other property and casualty coverage for commercial and mining risks. Rockwood was acquired by the Company effective September 1, 2001, and its results of operations are included from this date.

The following table summarizes the results of operations for the specialty commercial segment:

	Years ended December 31,
(in millions)	2003	2002	2001
Gross written premiums	$143.9	$128.5	$64.6

Earned premiums	120.8	105.4	54.5
Losses and loss adjustment expenses	85.6	74.8	40.3
Underwriting expense	34.6	30.3	15.9

Underwriting income (loss)	0.6	0.3	(1.7)
Net investment income	9.6	10.2	6.7

Income before taxes	$10.2	$10.5	$5.0

Combined ratio	99.5%	99.7%	103.0%

Gross written premiums increased approximately 12.0% for the year ended December 31, 2003 as compared to 2002 primarily due to rate increases. Gross written premiums for the year ended December 31, 2003 included approximately $110.6 million of renewal premiums compared to $96.9 million for the same period of 2002. The increase in the renewal gross written premiums was primarily the result of rate increases of approximately 8%. Gross written premiums on new business were approximately $33.3 million for the year ended December 31, 2003, compared to $31.1 million for the same period in 2002. The increase in gross written premium from December 31, 2001 to 2002 was primarily attributable to the acquisition of Rockwood, which contributed approximately $21.7 million, combined with an average rate increase of 20.9% at Argonaut Great Central. The increase in earned premiums was primarily attributable to the increases in gross premiums written for all years presented.

Losses and loss adjustment expenses for the year ended December 31, 2003 resulted in a loss ratio of 70.8% compared to 70.9% and 73.8% for 2002 and 2001, respectively. Prior accident year development in workers’ compensation due to higher than anticipated indemnity and medical exposures was partially offset by favorable development in the other lines of business. Catastrophe losses of $3.9 million in 2003 were comparable to 2002 losses of $3.8 million. The specialty commercial segment’s loss reserves were $182.0 million, $172.2 million and $156.9 million as of December 31, 2003, 2002 and 2001, respectively.

The expense ratio for the year ended December 31, 2003 was 28.7%, compared to 28.8% and 29.2% for 2002 and 2001, respectively. The expense ratio reflects the impact of variable expenses (i.e., commission and premium taxes) associated with the additional earned premium and was favorably affected by cost containment in the segment’s overhead expenses.

Net investment income declined $0.6 million for the year ended December 31, 2003 to $9.6 million as compared to 2002 due to lower yields. Partially offsetting this decrease were higher invested balances from cash flows from operations. Invested assets as of December 31, 2003 were $246.3 million compared to $230.0 million as of December 31, 2002. The increase in net investment income for the year ended December 31, 2002 as compared to 2001 was primarily attributable to Rockwood contributing investment income for the complete twelve-month period, as opposed to the four months since acquisition in 2001.

Public Entity. Trident functions as a managing general underwriter, and provides insurance solutions for small to medium sized governmental entities throughout the United States. Trident offers comprehensive insurance packages, including property, inland marine, crime, general liability, public officials’ liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites a majority of its products through Argonaut Great Central and Argonaut Insurance Company.

The following table summarizes the results of operations for the public entity segment:

	Years ended December 31,
(in millions)	2003	2002	2001
Gross written premiums	$62.5	$33.8	$12.7

Earned premiums	33.0	11.5	4.1
Losses and loss adjustment expenses	20.9	8.1	3.0
Underwriting expense	10.4	3.7	1.1

Underwriting income (loss)	1.7	(0.3)	—
Net investment income	0.8	0.6	0.1

Income before taxes	$2.5	$0.3	$0.1

Combined ratio	94.9%	102.3%	100.0%

The increase in gross written premiums was primarily the result of new business written in 2003 and 2002. For the years ended December 31, 2003 and 2002, the public entity segment’s new business was approximately $33.1 million and $21.9 million, respectively. Additionally, the segment wrote $29.4 million of renewal business, of which $2.5 million represented rate increases in 2003. In 2002, the segment wrote $11.9 million of renewal business, of which $1.6 million represented rate increases.

Losses and loss adjustment expenses for the year ended December 31, 2003 resulted in a loss ratio of 63.3% compared to 70.4% in 2002 and 73.2% for 2001. The decrease in the loss ratio is attributable to the maturation of the book of business as well as a decrease in the percentage of business reinsured through quota share arrangements. Loss reserves for the public entity segment were $28.8 million, $11.5 million and $4.0 million as of December 31, 2003, 2002 and 2001, respectively.

The expense ratio for the year ended December 31, 2003 was 31.5% compared to 32.2% in 2002 and to 26.8% for 2001. The decrease in the expense ratio in 2003 is primarily a result of lower expense growth compared to the premium growth, partially offset by the decrease in ceding commission on the segment’s quota share reinsurance agreement from 2002 to 2003. The increase in the expense ratio from 2001 to 2002 primarily resulted from a reduced ceding commission on the segment’s quota share reinsurance agreement.

Run-off Lines. The Company has discontinued active underwriting of certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are typically characterized by long elapsed periods between the occurrence of a claim and ultimate resolution of the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims.

For the year ended December 31, 2003, the run-off segment recorded a segment loss of $12.7 million, compared to $67.8 million for the same period of 2002. The underwriting loss for this segment was zero for the year ended December 2001.

Argonaut Insurance Company is exposed to asbestos liability at the primary level through claims filed against its direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance Company’s direct liability arises primarily from policies issued from the mid 1970s to early 1980s which pre-dated policy contract wording that excluded asbestos exposure. The majority of the policies were issued on behalf of small contractors or construction companies. The Company believes that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

Argonaut Insurance Company also assumed risk as a reinsurer for a limited period of time, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance Company reinsured risks on policies written by direct carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high dollar amount which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance Company are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no current medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. The Company believes that claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below Argonaut Insurance Company’s attachment level.

The following table represents a reconciliation of total gross and net reserves for the run-off lines for each of the years in the three-year period ended December 31, 2003. Amounts in the net column are reduced by reinsurance recoverables.

	2003		2002		2001
(in millions)	Gross	Net	Gross	Net	Gross	Net
Environmental and asbestos:
Loss reserves, beginning of the year	$236.5	$178.3	$168.2	$130.7	$193.1	$152.3
Incurred losses	0.6	12.7	93.1	61.4	5.9	(5.8)
Losses paid	17.5	11.0	24.7	13.8	30.9	15.8

Loss reserves - environmental and asbestos, end of the year	219.6	180.0	236.5	178.3	168.2	130.7
Other run-off lines	51.2	39.3	56.1	44.1	56.2	49.1
Net reserves ceded - retroactive reinsurance contract	—	(42.4)	—	(40.0)	—	—

Total reserves - run-off lines	$270.8	$176.9	$292.6	$182.4	$224.4	$179.8

The following table represents the components of gross loss reserves for the run-off lines for each of the years in the three-year period ended December 31, 2003.

(in millions)	2003	2002	2001
Asbestos:
Direct
Case reserves	$19.8	$15.9	$16.2
ULAE	2.4	4.3	1.5
IBNR	53.4	70.4	8.3

Total direct written reserves	75.6	90.6	26.0

Assumed domestic
Case reserves	$35.8	$28.8	$25.3
ULAE	2.3	3.2	4.0
IBNR	40.3	43.5	31.2

Total assumed domestic reserves	78.4	75.5	60.5

Assumed London
Case reserves	15.5	13.0	12.1
ULAE	1.0	1.4	1.1
IBNR	18.5	19.3	6.4

Total assumed London reserves	35.0	33.7	19.6

Total asbestos reserves	189.0	199.8	106.1
Environmental:
Case reserves	14.2	17.8	20.0
ULAE	0.9	1.4	4.4
IBNR	15.5	17.5	37.7

Total environmental reserves	30.6	36.7	62.1
Other run-off lines	51.2	56.1	56.2

Total reserves - run-off lines	$270.8	$292.6	$224.4

In the third quarter of 2003, the Company completed an analysis of the recoverability of losses and loss adjustment expense reserves related to asbestos and environmental claims for its run-off lines. This analysis resulted in a decrease to ceded loss and loss adjustment expense reserves, and a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. The Company revised its analysis that projects anticipated future ceded reinsurance recoveries relative to existing claims and incurred but not reported claims. The analysis relied on identification of reinsurance contracts that the Company purchased at the time the policies were in force. These reinsurance contracts provide coverage for specific policy contracts for which the Company has claim exposure. Previously, the Company utilized historical relationships of ceded losses to gross losses to estimate expected future ceded losses. The current approach incorporates more of the specific characteristics of the existing and expected claims, and related policies and reinsurance contracts, and, accordingly, management believes it provides a more refined estimate of expected future ceded loss recoveries.

Company policy beginning in 1985 was to exclude asbestos coverage on all general liability policies. During the third quarter of 2002, management identified claims associated with certain general liability policies issued through one office from 1985 to the early 1990’s which did not exclude absolute asbestos coverage. The Company strengthened its loss reserves by $7.0 million in the third quarter of 2002 for these claims. The Company reviewed policy files issued during this period for additional exposures and management believes the policies written were limited to this specific time frame and one location.

The Company completed its 2002 annual analysis of reserves for the run-off lines in the fourth quarter of 2002 and as a result strengthened its asbestos reserves by $52.8 million. The decision to strengthen asbestos reserves was the result of an evaluation and review of exposure to asbestos claims, particularly in light of industry and litigation trends, actual claims experience, and actuarial analysis by the Company’s consulting and internal actuaries. However, some uncertainty remains regarding the severity and frequency of future claims to the extent that other carriers and policyholders may not have provided notice of loss or addressed issues of coverage. Additional uncertainty is created by continued unfavorable trends in the insurance industry related to asbestos. All of these factors were considered as part of the decision to strengthen reserves in the fourth quarter of 2002. Although legislative reform for class action lawsuits, judicial and legislative actions imposing minimum proof requirements, and other tort-related reforms are possible in the near term, the study did not take these mitigating factors into account in evaluating the severity or frequency of claims.

Total reserves for run-off lines as of December 31, 2003 were $219.3 million, net of reinsurance but before effects of the adverse development cover, including reserves for environmental and asbestos claims of $180.0 million. Management uses various actuarial methods to determine the potential range of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $152.2 million to $335.5 million. In determining its best estimate, management primarily relied on the report year method. The report year method relies most heavily on the Company’s historical claims and severity information, whereas other methods rely more heavily on industry information. This method produces an estimate of losses which have been incurred but not yet reported based on projections of numbers of future claims and the average severity for those future claims. The severities were calculated based on Argonaut specific data and in management’s opinion best reflect Argonaut liabilities based upon the insurance policies issued. As a result of this reserve analysis, the reserve for incurred but not reported environmental and asbestos claims (net of reinsurance) at December 31, 2003, was $99.6 million compared to $102.1 million and $58.2 million as of December 31, 2002 and 2001, respectively. The reserve for incurred but not reported claims for the remaining run-off lines (net of reinsurance) was $11.8 million as of December 31, 2003, compared to $15.3 million and $18.8 million as of December 31, 2002 and 2001, respectively.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2003.

	2003	2002	2001
Open claims, beginning of the year	8,240	8,291	8,742
Claims closed during the year	1,344	1,376	1,511
Claims opened during the year	1,263	1,325	1,060

Open claims, end of the year	8,159	8,240	8,291

The number of claims opened during the three years ended December 31, 2003 were from the following sources:

	2003	2002	2001
Direct	69	136	185
Domestic	800	780	569
London	394	409	306

Total open claims	1,263	1,325	1,060

New claims in the reinsurance assumed categories are primarily the result of the Company typically providing coverage for higher limits which are payable only after other layers of reinsurance are exhausted. Additionally, there tend to be long delays in the ceding companies reporting claims to the reinsurers.

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2003.

	2003	2002	2001
Gross payments on closed claims	$—	$0.4	$5.2
Gross payments on open claims	17.5	24.3	25.7

Total gross payments	$17.5	$24.7	$30.9

The above tables indicate downward trends in the number of open claims at the end of each year and total gross payments over the past three years. Because of the types of coverages within Argonaut Insurance Company’s run-off lines of business, a significant amount of judgment and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations, and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to the ultimate liability to the Company due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Additionally, recent industry trends show an increasing number of claims being filed by individuals who claim asbestos exposure, but who have no symptoms of asbestos-related disease. Due to these uncertainties, the current trends may not be indicative of future results.

The Company, through its subsidiary Argonaut Insurance Company, has been named in various legal actions filed by Western MacArthur Company, Western Asbestos Company and certain other individual claimants. Argonaut Insurance Company’s involvement in these actions stems from nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960’s and 1970’s. Management estimates that approximately 1% of the liabilities associated with previous suits and the entry of default judgments were associated in any way with the operations covered by the Argonaut policies before any adjustment for other applicable coverage and without a determination as to whether Argonaut would be bound by those judgments. Argonaut has in the ordinary course of business established loss reserves and loss adjustment expense reserves in connection with these claims. Based on the above circumstances, management’s evaluation of the Company’s exposure to the Western MacArthur litigation remains unchanged.

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

Liquidity and Capital Resources

The Company’s principal cash flow sources are premiums and investment income. The primary cash outflows are claim payments and operating expenses. The nature of insurance is that cash collected on premiums written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of the Company’s loss and loss expenses are paid out over more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payrolls and general overhead expenses.

For the year ended December 31, 2003, net cash provided by operating activities was $184.7 million, compared to $116.8 million for the year ended December 31, 2002 and net cash used of $37.4 million for the year ended December 31, 2001. The cash flow provided by operating activities in 2003 and 2002 was primarily the result of improved underwriting results and increased premium volume. The cash flow used by operations in 2001 was primarily the result of claim payments on the run-off lines.

Net cash used by investing activities totaled $336.1 million and $40.7 million for the year ended December 31, 2003 and 2002, respectively. Cash was primarily used to acquire fixed maturity investments, offset by cash received from sales, calls and maturities of fixed asset securities and sales of equity securities. As of December 31, 2003, a portion of the investment portfolio was invested in short-term, liquid investments. For the year ended December 31, 2001, cash generated by investing activities totaled $103.5 million, primarily due to the sales and calls of investments to finance the acquisition of Front Royal, Inc.

During the first quarter of 2003 the Company sold a parcel of real estate in Torrance, California, for approximately $24.0 million. The Company received $4.8 million in cash and issued a note receivable for the remainder, which is secured by the property. In December 2003, the Company received a payment on the note of approximately $1.3 million. The note is due November 30, 2004 and bears interest at 3.5% annually. The maturity date of the note will be automatically extended to May 31, 2005 provided the buyer remits a payment of approximately $0.6 million on or before November 23, 2004. If the maturity date is extended, the interest rate will increase to 4.5%. The buyer has the option to extend the maturity date to November 30, 2005 by remitting a payment of approximately $0.6 million on or before May 24, 2005, at which time the interest rate will increase to 5.5%.

During the first quarter of 2003, the Company sold certain parcels of real estate located in Los Angeles and Goleta, California for $40.0 million under three separate transactions with the same third party. For the three sales, the Company received a total of $8.0 million in cash and issued notes receivable for the remaining $32.0 million. The notes receivable are secured through a first lien deed of trust on the respective properties sold. The notes bear interest at a floating rate of LIBOR plus 4.0% and are capped at 6.0%. Of the three notes, one note in the amount of approximately $4.0 million was paid in full in April 2003. The Company received principal and interest payment of approximately $1.3 million as of December 31, 2003 on the remaining two notes. The two remaining notes have an original maturity date of September 30, 2004. The buyer has the option to extend the maturity date of the notes to September 30, 2005, provided the Company receives notification on or before September 15, 2004 and receives payment of $1.1 million on or before December 31, 2004. If the maturity date is extended, the interest rate on the notes will increase to LIBOR plus 5.0%, not to exceed 7.0% per annum. Subsequent to December 31, 2003, the company received cash in the amount of $7.9 million representing principal and accrued interest outstanding on one of the notes.

Net cash provided by financing activities totaled $149.6 million for the year ended December 31, 2003. During March and April 2003, the Company sold 2,953,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”). The preferred shares were sold through a private placement to affiliates of HCC (2,453,310 shares) and another investor (500,000 shares). The Company received net proceeds of approximately $34.6 million from this sale, after deducting offering expenses. For the year ended December 31, 2003, dividends of $1.8 million were declared on the preferred shares, of which $0.6 million were accrued and payable at December 31, 2003. The Company subsequently registered these shares.

In the fourth quarter of 2003, the Company sold 5,368,000 shares of its common stock, par value $0.10 per share, in an underwritten public offering. The common stock was issued at a price of $15.80 per share, less an underwriting discount of 5.5%. The net proceeds from the sale of the common stock were approximately $79.8 million, after deducting the underwriting discounts and commissions and offering expenses.

During the first quarter of 2003, the board of directors suspended the payment of dividends to common shareholders to support the capital needs of the Company. Additionally, under the terms of the preferred stock offering, the Company agreed to suspend dividend payments to common shareholders until April 2005. For the year ended December 31, 2002, quarterly dividends to common shareholders were $0.15 per share, for a total of $0.60 per share.

In March 2003, the Company borrowed $18.0 million from HCC under a note payable. The note was due March 31, 2006 and bore interest at 12% annually. In April 2003, the Company repaid $6.0 million plus accrued interest upon the closing of the sale of 500,000 preferred shares. In conjunction with the closing of the common stock offering in the fourth quarter of 2003, the Company issued 596,474 shares of the Company’s common stock to HCC in a private placement. The shares were issued at a price of $14.931 per share, which was equal to the public offering price in the underwritten public offering less the underwriting discount. The Company used the proceeds from this private placement to repay approximately $8.9 million of the $12.0 million aggregate remaining principal amount of the note payable, plus accrued interest on that portion of the note. In December 2003, the Company repaid the balance of the note in full.

On May 15, 2003, Argonaut Group Statutory Trust, a Connecticut statutory trust and wholly-owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (the “Capital Securities”) (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due 2033 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 4.10%, reset quarterly, not to exceed 12.5%. The Debentures are unsecured and are subordinated in right of payment to all of the Company’s future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures before May 2008 upon the happening of specified events at a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company used $12.0 million of the net proceeds from the sale of the Debentures to increase the statutory capital of its insurance company subsidiaries.

On December 16, 2003, Argonaut Group Statutory Trust III, a Delaware statutory trust and wholly-owned subsidiary of the Company, sold 12,000 Floating Rate Capital Securities (the “Capital Securities”) (liquidation amount $1,000 per Capital Security) to InCapS Funding II, Ltd. in a private sale for $12.0 million. The Trust used the proceeds from this sale to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 4.10%, reset quarterly, not to exceed 12.5%. The Debentures are unsecured and are subordinated in right of payment to all of the Company’s future senior indebtedness. Beginning in January 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures between January 2004 and 2008 upon the happening of specified events at a price ranging from 104.75% to 100.95% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The majority of these proceeds were contributed to the insurance subsidiaries of the Company.

As of December 31, 2003, the Company had repurchased and retired approximately 7.9 million shares of its common stock out of a total 10 million shares authorized for repurchase. No shares were repurchased and retired during 2003.

The Company invests excess cash in a variety of investment securities. As of December 31, 2003, the Company’s investment portfolio consisted of 76.7% fixed maturities, 11.0% equities, 0.8% other long-term investments and 11.5% short-term investments, compared to 75.7% fixed maturities, 20.1% equities, 0.8% other long-term investments and 3.4% short-term investments for the same period in 2002. The Company classifies its investment portfolio as available for sale; therefore all investments are reported at fair market value, with unrealized gains and losses being reported as a component of shareholders’ equity. During 2003, the Company re-allocated its investment portfolio, reducing its concentration in equity investments. Due to significant sales, combined with temporary declines in the market value of its investments, shareholders’ equity was reduced by approximately $19.8 million, net of tax, due to the reduction of unrealized gains. As of December 31, 2003, the Company had no investment in any one security that exceeded 10% of shareholders’ equity.

In addition to its investment portfolio, the Company’s subsidiaries own real property for use as home office facilities for Argonaut Insurance Company and Argonaut Great Central, as well as one commercial property in California. These real properties are included in “Other Assets” valued at approximately $1.0 million, which is their original cost less accumulated depreciation. The estimated fair market value of the commercial property is estimated at $12.2 million, based on appraisals completed in November 2001.

The Company’s insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to cover operating expenses. During the two years ended December 31, 2003, the Company’s liquidity generated from operations and investment income were sufficient to meet obligations. During the year ended December 31, 2001, the Company had to utilize cash from the sale of securities to supplement operating commitments. Adequate levels of liquidity and surplus are maintained to manage the risks inherent with any differences between the duration of its liabilities and invested assets. The Company believes it maintains sufficient liquidity to pay claims and expenses, as well as satisfy its commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

The Company maintains a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position. Across all sectors, reinsurance rates have substantially increased. The additional reinsurance costs of the Company’s program, to the extent not passed on to customers through increased rates may have a negative impact on liquidity.

The Company entered into a retroactive adverse loss development reinsurance agreement on December 31, 2002 to initially cede $125 million of carried reserves for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. At December 31, 2003, $125.1 million has been recorded as reinsurance funds withheld related to this contract. (Additional information relating to the adverse loss development reinsurance agreement is included under Item 1 “Business - Reinsurance” on pages 8 – 10).

The agreement provides up to $119.0 million of future adverse development, if any, on workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses. The Company has $71.4 million of unused coverage under the retroactive adverse loss development reinsurance agreement for future adverse development. The cessions for adverse development are calculated on a tiered structure and subject to certain limitations. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive.

A trust has also been established to secure payments owed to the Company from the reinsurer. The Company is the sole beneficiary of this trust. Securities of approximately $44.1 million are included in the trust as of December 31, 2003. In addition, the Company has a $50.0 million letter of credit to secure the payments as of December 31, 2003.

Concerns over terrorist activity have both curtailed the availability of reinsurance for terrorism related risks and increased the cost of obtaining such reinsurance where it is still available. The effect of this industry-wide phenomenon on the Company’s insurance subsidiaries varies by line of business, but reinsurance coverage for terrorist acts involving nuclear, biological and chemical agents is no longer available or cost prohibitive in some instances, thus preventing ceding of these risks through reinsurance. The Company’s insurance subsidiaries have reviewed their accounts for potential exposure to these risks as well as other risks in order to make appropriate decisions on policy exclusions, pricing and renewals, although laws in many states (and particularly those relating to workers’ compensation insurance) place limits on the ability of insurers to effectively limit these risks by contract.

The insurance subsidiaries must maintain certain levels of policyholders’ surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.3-to-1 as of December 31, 2003. Current levels of policyholders’ surplus are adequate to support current premium writings, based on this standard. The Company monitors premium and statutory surplus levels of the insurance subsidiaries to ensure that the subsidiaries maintain adequate premiums to surplus ratios. Failure of any insurance subsidiary to maintain adequate levels of policyholders’ surplus could negatively impact the ability to write additional premiums.

In addition, regulators and rating agencies utilize an RBC test designed to measure the acceptable amount of surplus an insurer should maintain, based on specific inherent risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer’s domiciliary insurance department and potentially result in rehabilitation or liquidation. As of December 31, 2002, Argonaut Insurance Company’s RBC ratio was within the Company Action Level Event. At this level, the regulated insurer is required to submit a Comprehensive Plan of Action to the regulatory body detailing the steps it is taking to raise the RBC ratio above the minimum specified by statute.

During 2003, the Company contributed capital to Argonaut Insurance Company of $53.4 million. Additionally, the Company restructured Argonaut Insurance Company to concentrate on casualty risk management solutions for upper-middle market accounts. The Company substantially completed this restructuring in the second quarter of 2003, and began to realize improved operating results of this segment in the last six months of 2003. At December 31, 2003, the total adjusted capital of each of the Company’s insurance subsidiaries exceeded the minimum levels required under RBC. The Company continually monitors the RBC ratios and will implement strategies to maintain ratios above the regulatory minimums.

Credit Risk

Credit risk is a major factor of overall enterprise risk within the Company. Certain policies and procedures have been established to protect the Company against such losses, particularly as respects its investment holdings, and its receivable balances from insureds and reinsurers.

The Company invests primarily in the debt securities markets, which exposes it to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. The Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, practicing diversification, and frequently monitoring the credit quality of issuers and counterparties.

The Company controls its credit exposure related to financial instruments by limiting exposure to any one counterparty and mandating minimum credit ratings. The Company utilizes specific criteria to judge the credit quality and liquidity of its investments in addition to a variety of credit rating services to monitor these criteria.

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from insureds. The Company mitigates this risk by avoiding concentrations of exposure to individual issuers. However, downturns in one sector or market can adversely impact other sectors and may result in higher credit exposure. The Company does not utilize credit default swaps to mitigate its credit exposure from either investments or counterparties.

The Company monitors its consolidated credit risk. The Company reviews credit risk from a variety of sources: credit risk from financial institutions; investment risk; counter-party risk from reinsurers; premium receivables; notes receivable and long-term investment assets; loss sensitive underwriting accounts; and key vendor relationships.

Pension Plan

The determination of pension plan expense and the requirements for funding the Company’s pension plans are based on a number of actuarial assumptions. Management’s selection of plan assumptions, primarily the discount rate used to calculate the projected benefit obligation and the expected long-term rate of return on plan assets, can have a significant impact on the resulting estimated projected benefit obligation and pension cost, and thus on the consolidated results of operations. Such plan assumptions are determined annually, subject to revision if significant events occur during the year.

The pension plan measurement date for purposes of the consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management believes the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2003, the Company used the following assumptions: a discount rate of 6.25% and an expected rate of return on plan assets of 6.0%.

The Company’s current investment strategy is to invest in callable U.S. Agency securities and minimize exposure to the equity market. Management believes this strategy will result in above average short term yields while protecting the portfolio from rising interest rates. As of December 31, 2003, the investment mix of the pension portfolio was 84% U.S Government agencies, 12% short term investments, and 4% preferred stock. The fair market value of the investment portfolio as of December 31, 2003 was $33.4 million and included net unrealized losses of $2.2 million.

Effective November 2003, the Company curtailed the pension plan. This curtailment resulted in a reduction of pension expense of $3.9 million. Total pension expense for the year ended December 31, 2003, prior to the effects of the curtailment, was approximately $1.1 million. As of December 31, 2003, the Company has a prepaid pension asset of approximately $7.3 million. The estimated pension liability as of December 31, 2003 was $25.2 million (vested and non-vested participants.) Based on the current funding status of the pension plan, the effects of the curtailment, the expected changes in pension plan asset values and pension obligations in 2004, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2004.

Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the Company’s board of directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. were approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, the Company sold 2,453,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”) to HCC Insurance Holdings, Inc. (“HCC”). Additionally, 500,000 shares were sold to an unrelated investor. The preferred shares will pay a 7 percent dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the board of directors. As of December 31, 2003, dividends of $1.8 million were declared, with $0.6 million being accrued and payable as of December 31, 2003.

On March 31, 2003, the Company borrowed $18.0 million from HCC. The note payable was due March 31, 2006, bore interest at 12% annually and was prepayable at the Company’s option at anytime. The note contained certain covenants, one of which required repayment should the Company enter into other debt agreements or issue additional shares of Series A Mandatory Convertible Preferred Stock. On April 16, 2003, the Company repaid $6.0 million principal amount of the note, plus accrued interest in conjunction with the issuance and proceeds of additional preferred shares. On May 7, 2003, the Company received a waiver from HCC of the requirement to use proceeds from the Company’s issuance of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 to repay the note payable. In November 2003, HCC converted approximately $8.9 million of the outstanding note balance into the Company’s common shares. In December 2003, the Company paid off the outstanding principal and interest in full.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance program with HCC. As of December 31, 2003, the Company ceded approximately $41.3 million of gross written premiums, $17.1 million of earned premiums and $14.3 million of losses and loss adjustment expenses. The Company receives a ceding commission to offset its acquisition costs related to these premiums. As of December 31, 2003, the Company had earned a ceding commission of $3.0 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance program with HCC. Under the terms of the agreements, the Company will assume 3.33% of the losses under HCC’s USA Directors and Officers Liability program. Additionally, the Company will assume 5.0% of the losses under HCC’s International Directors and Officers Liability program. As of December 31, 2003, gross written premiums recorded under this program totaled $12.6 million. The Company will pay to HCC ceding and other commissions to offset costs related to these premiums. For the year ended December 31, 2003, the Company expensed ceding and other commissions of $1.3 million.

On March 12, 2003, the Company entered into a reinsurance consulting agreement with Rattner Mackenzie (Bermuda) Ltd., a wholly owned subsidiary of HCC, pursuant to which Rattner Mackenzie provides reinsurance consulting advice to the Company’s insurance subsidiaries for an annual fee of $250,000. The agreement expires on March 31, 2007.

Subsequent to December 31, 2003, HCC acquired additional shares of the Company’s common stock on the open market, thereby increasing its current ownership percentage (on a fully diluted basis) to 10.33% and is therefore a related party to the Company.

Off-Balance Sheet Arrangements

The Company has no material obligations under a guarantee contract. The Company has no material retained or contingent interests in assets transferred to an unconsolidated entity. The Company has no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. The Company has no unrecorded obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the Company. Accordingly, the Company has no material off-balance sheet arrangements, other than operating leases.

Contractual Obligations

The Company’s estimated contractual obligations and commitments as of December 31, 2003 are as follows:

		Payments Due by Period
(in millions)	Total	2004	2005 - 2006	2007 - 2008	2009 and thereafter
Long-term debt (1)	$71.1	$1.5	$2.9	$2.9	$63.8
Capital lease obligations	8.1	0.7	1.4	1.4	4.6
Operating leases	16.0	4.7	6.4	2.9	2.0
Purchase obligations	3.3	1.4	1.7	0.1	0.1
Other long-term liabilities:
Override commission (2)	3.0	1.6	1.4	—	—
Series A preferred stock dividend (3)	23.0	2.5	5.0	5.0	10.5

Total contractual obligations	$124.5	$12.4	$18.8	$12.3	$81.0

(1)	Interest only due on Junior Subordinated Debentures through 2008. Principal due beginning May 2008.
(2)	Commission due on renewal rights agreement
(3)	7% dividend on convertible preferred stock. Obligation calculated assuming preferred stock will convert on 10 year anniversary date.
(4)	Above table excludes interest credited to funds withheld for adverse development cover agreement. See Item 1, “Business – Reinsurance” on pages 8 – 10 for further discussion.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in note 1 – “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” on page 40.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. The Company establishes reserves for the estimated total unpaid costs of losses and loss adjustment expense (“LAE”), which cover events that occurred in 2003 and prior. These reserves reflect the best estimates of the total cost of claims that have been incurred, but not yet paid and claims that have been incurred, but not yet reported. The process of establishing loss reserves is complex and imprecise as it reflects significant judgmental factors, such as past loss experience, current claim trends and the prevailing social, economic and legal environments. Additional uncertainties exist due to the growth in new business and the impact this growth has in determining loss reserves. Reserves are established for claims that have been incurred but have not been reported based on actuarial estimates.

As of December 31, 2003, the Company recorded gross loss reserves of $1,480.8 million and loss reserves, net of reinsurance, of $1,135.4 million, prior to the effect of the adverse development cover. The Company estimates its range of losses, net of reinsurance, at $1,003.8 million to $1,417.1 million. Management believes it has recorded its best estimate as of December 31, 2003, based on current information know to the Company.

The Company utilizes a variety of actuarial techniques and methods to determine the ultimate losses and loss adjustment expenses. Methods used include the paid loss development method, incurred loss development method, Bornhuetter-Ferguson method, loss ratio method, report year method and claim count development method. The combination of the methods produces a point estimate for each line of business, which the Company records as management’s best estimate given the available facts at that point in time. Each business segment is analyzed individually. The Company primarily uses internal data in the analysis, however, industry data is used where credibility of internal data is low and in the development of tail factors. The Company analyzes loss reserves on a monthly basis. An independent actuary reviews the risk management reserves on a quarterly basis. A study of reserves by the Company’s consulting actuary for the run-off lines is conducted annually using additional actuarial methods.

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

In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of the Company’s potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are: (1) potentially long waiting periods between exposure and emergence of any bodily injury or property damage; (2) difficulty in identifying sources of environmental or asbestos contamination; (3) difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage; (4) changes in underlying laws and judicial interpretation of those laws; (5) potential for an environmental or asbestos claim to involve many insurance providers over many policy periods; (6) long reporting delays from insureds to insurance companies; (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims; (8) questions concerning interpretation and application of insurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Case reserves and expense reserves for costs of related litigation have been established where sufficient information has been developed. Additionally, incurred but not reported reserves have been established to cover additional exposure on known and unknown claims.

The Company currently underwrites environmental and pollution coverages (on a limited number of policies) and underground storage tanks. The Company establishes reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company or its ceding company not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows.

Through its subsidiary, Rockwood, the Company has exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers’ compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of the Company’s exposure. Reserves for losses are maintained for these exposures and, in management’s opinion, adequately cover the Company’s risk.

Management believes that the aggregate loss reserves at December 31, 2003 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. In establishing these reserves, management considers facts currently known and the present judicial and legislative environment. However, given the expansion of coverage and liability by the courts and the legislatures in the recent past and the possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time. Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and the ratings assigned to the insurance subsidiaries by the nationally recognized insurance rating agencies.

Reinsurance Recoverables. Reinsurance recoverables recorded with respect to insurance losses ceded to reinsurers under reinsurance contracts are also subject to estimation error. Ceding ratios are determined using actuarial assumptions, and therefore, are subject to the same uncertainties as reserves for losses and loss adjustment expenses. Additionally, estimates of reinsurance recoverables may prove uncollectible if the reinsurer is unable or unwilling to perform under the contract. The ceding of insurance does not legally discharge the ceding company from its primary liability for the full amount of the policies, and the ceding company is required to pay the loss and bear collection risk if the reinsurer fails to meet its obligation under the reinsurance agreement. The Company evaluates the balances due from reinsurance companies for collectibility, and when indicated, in management’s opinion, issues of collectibility exist, establish an allowance for doubtful accounts.

Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of the Company’s deferred tax asset are net operating loss carryforwards and temporary differences primarily attributable to loss reserve discounting. The net operating loss carryforwards begin expiring after 2009. The Company’s deferred tax liabilities resulted from unrealized gains in the investment portfolio.

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At the end of 2002, a valuation allowance of $71.9 million was established by the Company against the deferred tax asset. During 2003, the valuation allowance was reduced by $22.8 million due management’s consideration of limited amounts of future income in accordance with SFAS No. 109. The Company expects that it will ultimately recognize the deferred tax asset in the future and regularly evaluates the deferred tax asset valuation allowance. If future taxable income is not sufficient to recover the deferred tax asset, net of the valuation allowance, as of

December 31, 2003, the maximum charge to the provision for income taxes will be $62.5 million. If the Company generates sufficient future taxable income to fully utilize the deferred tax asset as of December 31, 2003, the maximum benefit for income taxes will be $76.6 million.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assigned goodwill to its reporting units. As of December 31, 2003, the Company has $48.5 million of goodwill allocated to the excess and surplus lines segment, $27.1 million of goodwill assigned to the risk management segment and $29.8 million assigned to the specialty commercial segment. As required by SFAS No. 142, the Company completed its annual test of goodwill for impairment as of September 30, 2003 and determined that no impairment of goodwill was indicated. Annually, the Company will perform an impairment of goodwill test. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, requires a write-down of goodwill for that reporting unit. In evaluating whether impairment exists in certain reporting units, management also considers the fair value in excess of the carrying value for certain assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk exposures that result in an impact to the investment portfolio relate to equity price changes and interest rate changes. The Company does not hold any derivative instruments.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. As of December 31, 2003, the Company has received payments of $5.4 million on this contract resulting in net foreign currency gains of $0.1 million to date. Management is unable at this time to estimate the future gains or losses, if any. Changes in the value of foreign investments related to fluctuations in foreign currency exchange rates are included in unrealized gains or losses. The amount of unrealized gains as of December 31, 2003 and 2002, respectively, were $0.7 million and $ 0.1 million.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 3.2% of shareholders’ equity as of December 31, 2003. At December 31, 2003 and 2002 the fair market value of the common stock portfolio was $170.7 million and $237.1 million, respectively. The reduction in the portfolio was a function of sales of certain holdings generating proceeds of $97.7 million. A hypothetical decrease of 10% in the market price of each security held at December 31, 2003 and 2002 would have resulted in a decrease of $17.1 million and $23.7 million, respectively, in the fair value of the equity portfolio.

The value of the Company’s portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and the Company reinvests the proceeds at lower interest rates. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity investments resulting from changes in the rate of 100 and 200 basis points as of December 31, 2003:

Interest Rate Sensitivity Analysis

	-100	Base Case	100	200
Book Yield	4.6%	4.6%	4.6%	4.6%

Market Yield	2.5%	3.5%	4.4%	5.4%

Average Life (years)	4.4	4.7	4.7	4.8

Option Adjusted Duration (years)	2.8	3.2	3.6	3.6

Market Value (in millions)	$1,225.3	$1,190.9	$1,148.6	$1,108.2

Gain (Loss) (in millions)	$70.3	$36.0	$(6.4)	$(46.8)

Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds (“AAA” rated U.S. treasury notes and government agencies and “A” or better for municipal bonds, corporate bonds and preferred stocks). Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB”.

The Company’s $27.5 million of junior subordinated debentures are subject to variable interest rates. Thus, interest expense on these debentures is directly correlated to market interest rates, specifically changes in the 3-Month LIBOR rate. The interest rate maximum is 12.5%. Based on the December 31, 2003 outstanding balance of $27.5 million, a 1% change in market interest rates would change annual interest expense by $0.3 million. As of December 31, 2002, there were no junior subordinated debentures outstanding.

The Company maintains investments for the benefit of a reinsurer, also referred to as funds withheld balances. Interest expense is charged against the balance at the rate of the five year U.S. Treasury Strip Rate, plus 50 basis points. Based on the December 31, 2003 and 2002 outstanding balances of $125.1 million and $118.5 million, respectively, a 1% change in the five year U.S. Treasury Strip Rate would change annual interest expense by $1.3 million and $1.2 million, respectively.

On March 31, 2003, the Company issued $35.4 million of 7% convertible preferred stock that is subject to dividend rate changes based on the Company’s A.M. Best rating and Argonaut Insurance Company’s RBC ratio. Based on the December 31, 2003 outstanding amount of $35.4 million, a 1% change in the annual dividend rate would change dividend payments by $0.4 million. As of December 31, 2002, there was no convertible preferred stock issued.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the service of two professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party” discussion on pages 35 - 36).

Item 8. Financial Statements and Supplementary Data

The report of the independent auditors, the consolidated financial statements of Argonaut Group, Inc. and subsidiaries and the supplementary financial statements called for by this Item 8 are included in this report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s

“disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions “Election of Directors, Executive Officers,” “Audit Committee Financial Expert,” “Security Ownership of Principal Shareholders and Management,” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 11, 2004.

The Company has adopted a Code of Business Ethics & Conduct and believes that it complies with standards mandated by the Sarbanes-Oxley Act of 2002. The Code applies to all of the Company’s directors, officers and employees (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions). The code of ethics is included as an exhibit to this annual report on Form 10-K (see exhibit index) and is posted on the Company’s website at www.argonautgroup.com on the Investor Relations page. The Company intends to post on its website any material changes to, or waiver from, its code of ethics, if any.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Indemnification,” “Pension Plan,” and “Compensation of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 11, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The Company has two equity based compensation plans, the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the Argonaut Group, Inc. Non-Employee Director Stock Option Plan. The following table sets forth information as of December 31, 2003 concerning the Company’s equity compensation plans, each of which was approved by the shareholders:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Amended and Restated Stock Incentive Plan:
Stock options	2,127,000	$17.94	1,174,230
Non-vested stock	96,767	—	345,414
Non-Employee Director Stock Option Plan	75,000	$16.86	75,000

Equity compensation plans not approved by shareholders	—	—	—

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Shareholders and Management” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 11, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 11, 2004.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Public Accountants” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 11, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements

Selected Financial Data

Report of Independent Auditors

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flow

For the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Report of Independent Public Accountants on Schedules

Schedule II - Condensed Financial Information of Registrant

December 31, 2003 and 2002

Schedule III - Supplementary Insurance Information

For the years ended December 31, 2003, 2002 and 2001

Schedule V - Valuation and Qualifying Accounts for the Year Ended December 31, 2003 and 2002

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies

For the years ended December 31, 2003, 2002 and 2001

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries listed on the above index.

(a) 3. Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

3.1	Composite Copy of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Amended and Restated Bylaws of the Registrant.

10.1	Argonaut Group, Inc. 1986 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.2	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.3	Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.4	Argonaut Group, Inc. 1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 13, 1987).

10.5	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

10.6	Employee Stock Investment Plan (incorporated by reference to the Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 10, 1989).

10.7	Argonaut Group, Inc. 1986 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 9, 1997).

10.8	Argonaut Group, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 27, 1999).

10.9	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy on Schedule 14-A filed with the Securities and Exchange Commission on April 9, 2002).

10.10	Employee Stock Investment Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 22, 1999).

10.11	Argonaut Group, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 field with the Securities and Exchange Commission on August 8, 2000).

10.12	Stock Purchase Agreement, dated as of April 12, 2001, By and Among Queensway Financial Holdings Limited, Queensway Holdings, Inc., Hermitage Insurance Company, North Pointe Financial Services, Inc., Universal Fire And Casualty Insurance Company, Argonaut Specialty Group, Inc., and Argonaut Insurance Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001)..

10.13	Agreement and Plan of Merger, dated as of May 7, 2001, By and Among Argonaut Insurance Company, Argonaut Midwest Insurance Company, Argonaut Acquisition Corp. and Front Royal, Inc. (incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001).

10.14	Quota Share Reinsurance Agreement, dated as of March 31, 2003, by and among Colony Insurance Company, Colony National Insurance Company, Colony Specialty Insurance Company and Houston Casualty Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.15	Subscription Agreement, dated as of March 12, 2003, by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.16	Amendment No. 1, dated as of March 31, 2003, to Subscription Agreement by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.17	Registration Rights Agreement, dated as of March 31, 2003, by and among Argonaut Group, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.18	Executive Employment Agreement, dated as of July 1, 2003, by and between Argonaut Group, Inc. and Mark E. Watson III.

12.1	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends.

14	Registrant’s Code of Business Ethics and Conduct

21	Subsidiaries of Registrant, as amended

23	Consents of Independent Auditors – Ernst & Young LLP

23.1	Consent of Independent Auditors – Ernst & Young LLP for report on Front Royal, Inc., as of December 31, 2001

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer - Compliance with Section 906 Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer - Compliance with Section 906 Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On October 10, 2003, the Company filed a current report on Form 8-K announcing its plans to offer four million shares of its common stock in an underwritten public offering, the conversion of a portion of a related party note into shares of its common stock, its realized gains on sales of investments during the third quarter of 2003 and an increase in its net loss and loss adjustment expense reserves and related expense.

On October 27, 2003, the Company furnished a current report on Form 8-K under Item 12 announcing its financial results for the third quarter of 2003. This current report on Form 8-K shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

On October 31, 2003, the Company filed a current report on Form 8-K announcing it had entered into an agreement to sell 4,800,000 shares of its common stock, par value $0.10 per share, in an underwritten public offering. Additionally, the Company announced it had entered into an agreement with HCC Insurance Holdings, Inc., under which HCC agreed to purchase from the Company in a private placement 533,173 shares of the Company’s common stock at a price of $14.931 per share, which was equal to the public offering price in the underwritten public offering less the underwriting discount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ARGONAUT GROUP, INC.

By	/s/ Mark E. Watson III
Mark E. Watson III
President

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2004

/s/ Mark W. Haushill Mark W. Haushill	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 12, 2004

/s/ Byron L. LeFlore, Jr. Byron L. LeFlore, Jr.	Vice President, General Counsel and Secretary	March 12, 2004

/s/ Gary V. Woods Gary V. Woods	Director	March 12, 2004

/s/ Jerrold V. Jerome Jerrold V. Jerome	Director	March 12, 2004

/s/ Judith R. Nelson Judith R. Nelson	Director	March 12, 2004

/s/ John R. Power John R. Power	Director	March 12, 2004

/s/ George A. Roberts George A. Roberts	Director	March 12, 2004

/s/ Fayez S. Sarofim Fayez S. Sarofim	Director	March 12, 2004

/s/ Hector DeLeon Hector DeLeon	Director	March 12, 2004

/s/ Frank Maresh Frank Maresh	Director	March 12, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Argonaut Group, Inc.

We have audited the accompanying consolidated balance sheets of Argonaut Group, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules as of December 31, 2003 and 2002 and for the years then ended listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The consolidated financial statements and schedules of Argonaut Group, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated January 29, 2002, expressed an unqualified opinion on those statements before the reclassification adjustments, conforming disclosures and transitional disclosures described in Note 1.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Group, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules as of December 31, 2003 and 2002 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised. We audited the reclassification adjustments, conforming disclosures and transitional disclosures described in Note 1 that were applied to revise the 2001 consolidated financial statements. In our opinion, such reclassification adjustments, conforming disclosures and transitional disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such reclassification adjustments, conforming disclosures and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

February 20, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Argonaut Group, Inc.:

We have audited the accompanying consolidated balance sheets of Argonaut Group, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Front Royal, Inc., which statements reflect total assets and total revenues of 26.9 percent and 22.5 percent in 2001, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

ARTHUR ANDERSEN LLP

San Francisco, California

January 29, 2002

THIS INDEPENDENT PUBLIC ACCOUNTANTS’ REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS REPORT; NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K (AFTER REASONABLE EFFORTS TO OBTAIN SUCH CONSENT). WHILE THE EXTENT OF ANY RESULTING LIMITATIONS ON RECOVERY BY INVESTORS IS UNCLEAR, THE LACK OF A CURRENTLY DATED CONSENT TO THE INCLUSION OF SUCH REPORT IN THIS ANNUAL REPORT ON FORM 10-K AND TO THE INCORPORATION OF SUCH REPORT INTO ANY OTHER FILING COULD LIMIT THE TIME WITHIN WHICH ANY ACTIONS MUST BE BROUGHT BY INVESTORS AGAINST ARTHUR ANDERSEN LLP FOR LIABILITIES ARISING UNDER SECTION 11 OF THE SECURITIES ACT OF 1933.

THE ARTHUR ANDERSEN LLP REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001 AND 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999, WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

Report of Independent Auditors

Board of Directors and Shareholder

Front Royal, Inc.

We have audited the accompanying consolidated balance sheet of Front Royal, Inc as of December 31, 2001, and the related consolidated statements of income, changes in shareholder’s equity and cash flows for the four months ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ ERNST & YOUNG LLP

Richmond, Virginia

January 29, 2002

ARGONAUT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2003	2002
Assets
Investments:
Fixed maturities, at fair value (cost: 2003 - $1,154.9; 2002 - $850.7)	$1,190.9	$894.1
Equity securities, at fair value (cost: 2003 - $107.0; 2002 - $149.2)	170.7	237.1
Other long-term investments, at fair value (cost: 2003 - $12.1; 2002 - $10.8)	12.5	10.0
Short-term investments, at fair value, which approximates cost	179.1	40.1

Total investments	1,553.2	1,181.3

Cash and cash equivalents	75.6	77.4
Accrued investment income	14.6	13.0
Receivables:
Due from insureds	246.1	221.6
Due from reinsurance	535.0	470.1
Notes receivable	46.4	—
Goodwill	105.7	105.7
Deferred federal income tax asset, net	27.5	20.0
Deferred acquisition costs	62.5	54.7
Other assets	99.9	65.1

Total assets	$2,766.5	$2,208.9

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$1,480.8	$1,281.6
Unearned premiums	353.3	284.9
Funds held	187.2	163.6
Accrued underwriting expenses	58.9	49.8
Ceded reinsurance payable, net	28.8	34.0
Deferred gain, retroactive reinsurance	43.3	40.0
Junior subordinated debentures	27.5	—
Income taxes payable, net	19.7	1.5
Other liabilities	27.8	25.8

Total liabilities	2,227.3	1,881.2

Shareholders’ equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized
Series A mandatory convertible preferred stock - 2,953,310 and 0 shares issued and outstanding at December 31, 2003 and 2002, respectively	0.3	—
Common stock - $0.10 par, 35,000,000 shares authorized; 27,596,325 and 21,602,082 shares issued and outstanding at December 31, 2003 and 2002, respectively	2.8	2.2
Additional paid-in capital	220.5	96.4
Retained earnings	253.1	145.9
Deferred stock compensation	(2.6)	(1.7)
Accumulated other comprehensive income, net	65.1	84.9

Total shareholders’ equity	539.2	327.7

Total liabilities and shareholders’ equity	$2,766.5	$2,208.9

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the years ended December 31,
	2003	2002	2001
Premiums and other revenue:
Earned premiums	$562.8	$378.4	$221.9
Net investment income	53.6	52.9	53.6
Realized investment gains, net	113.6	26.6	17.1

Total revenue	730.0	457.9	292.6

Expenses:
Losses and loss adjustment expenses	395.3	334.6	189.7
Underwriting, acquisition and insurance expense	191.0	144.4	99.6
Interest expense	8.4	—	—

Total expenses	594.7	479.0	289.3

Income (loss) before income taxes	135.3	(21.1)	3.3
Provision for income taxes	26.3	65.9	0.4

Net income (loss)	$109.0	$(87.0)	$2.9

Net income (loss) per common share:
Basic	$4.76	$(4.04)	$0.13

Diluted	$4.40	$(4.04)	$0.13

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the years ended December 31,
	2003	2002	2001
Net income (loss)	$109.0	$(87.0)	$2.9

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	25.5	(5.4)	(19.0)
Reclassification adjustment for gains included in net income or loss	(56.0)	(26.6)	(17.1)

Other comprehensive loss before tax	(30.5)	(32.0)	(36.1)
Income tax benefit related to other comprehensive loss	(10.7)	(11.2)	(12.6)

Other comprehensive loss, net of tax	(19.8)	(20.8)	(23.5)

Comprehensive income (loss)	$89.2	$(107.8)	$(20.6)

See accompanying notes

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2001	$—	$2.2	$94.4	$275.3	$—	$129.2	$501.1
Net income	—	—	—	2.9			2.9
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(23.5)	(23.5)
Retirement of common stock	—	—	(0.8)	(2.4)	—	—	(3.2)
Cash dividend paid - common stock ($1.38/share)	—	—	—	(29.8)	—	—	(29.8)

Balance, December 31, 2001	—	2.2	93.6	246.0	—	105.7	447.5
Net loss	—	—	—	(87.0)	—	—	(87.0)
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(20.8)	(20.8)
Exercise of stock options	—	—	0.4	—	—	—	0.4
Non vested stock grants, net of forfeitures and amortization	—	—	2.4	—	(1.7)	—	0.7
Cash dividend paid - common stock ($0.60/share)	—	—	—	(13.1)	—	—	(13.1)

Balance, December 31, 2002		2.2	96.4	145.9	(1.7)	84.9	327.7
Net income	—	—	—	109.0	—	—	109.0
Issue 2,953,310 shares Series A mandatory convertible preferred stock, net of offering expenses	0.3	—	34.1	—	—	—	34.4
Issue 5,368,000 shares of common stock in secondary offering, net of offering expenses	—	0.5	79.3	—	—	—	79.8
Issuance of 596,474 shares of common stock in connection with the conversion of note payable	—	0.1	8.8	—	—	—	8.9
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(19.8)	(19.8)
Non vested stock grants, net of forfeitures and amortization	—	—	1.9	—	(0.9)	—	1.0
Cash dividend declared - preferred stock ($0.627/share)	—	—	—	(1.8)	—	—	(1.8)

Balance, December 31, 2003	$0.3	$2.8	$220.5	$253.1	$(2.6)	$65.1	$539.2

See accompanying notes

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

( in millions)

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$109.0	$(87.0)	$2.9
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Amortization and depreciation	10.7	7.4	7.3
Deferred federal income tax expense (benefit)	3.2	69.4	(0.7)
Gains on sales of investments	(56.0)	(26.6)	(17.1)
Gains on sales of real estate	(57.6)	—	—
Change in:
Accrued investment income	(1.6)	(0.5)	6.7
Receivables	(89.4)	(247.3)	(19.0)
Unearned premiums on ceded reinsurance	(28.7)	(12.8)	(8.4)
Reserves for losses and loss adjustment expenses	199.2	133.8	(16.9)
Unearned premiums	68.4	121.2	15.3
Deferred policy acquisition costs	(7.8)	(32.4)	(22.1)
Accrued underwriting expenses and funds held	32.6	148.4	1.0
Deferred gain, retroactive reinsurance	3.3	40.0	—
Other assets and liabilities, net	(0.6)	3.2	13.6

Cash provided (used) by operating activities	184.7	116.8	(37.4)

Cash flows from investing activities:
Sales of fixed maturity investments	82.7	65.7	280.0
Maturities and mandatory calls of fixed maturity investments	212.4	176.1	295.3
Sales of equity securities	99.1	69.6	78.5
Purchases of fixed maturity investments	(605.4)	(330.8)	(347.7)
Purchases of equity securities	(2.0)	(15.2)	(33.9)
Change in short-term investments	(139.2)	2.7	(2.9)
Net cash received from sale of real estate	12.8	—	—
Payments received on real estate notes	4.8	—	—
Acquisition, net of cash received	—	(3.3)	(162.9)
Other, net	(1.3)	(5.5)	(2.9)

Cash provided (used) by investing activities	(336.1)	(40.7)	103.5

Cash flows from financing activities:
Issuance of Series A mandatory convertible preferred stock	34.6	—	—
Issuance of junior subordinated debentures	27.5	—	—
Retirement of common stock	—	—	(3.2)
Stock options exercised	—	0.4	—
Secondary common stock offering	79.8	—	—
Proceeds from related party note payable	18.0	—	—
Payments on related party note payable	(9.1)	—	—
Payment of cash dividend to common shareholders	—	(13.1)	(29.8)
Payment of cash dividend to preferred shareholders	(1.2)	—	—
Repayment of debt	—	—	(26.3)

Cash provided (used) by financing activities:	149.6	(12.7)	(59.3)

Change in cash and cash equivalents	(1.8)	63.4	6.8
Cash and cash equivalents, beginning of period	77.4	14.0	7.2

Cash and cash equivalents, end of period	$75.6	$77.4	$14.0

See accompanying notes

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business. Argonaut Group, Inc. (the “Company”) is a national provider of specialty insurance products designed to meet the needs of targeted insured groups. The Company has continued its strategy initiated in 2001 of diversifying its product line and expanding geographically. For the year ended December 31, 2001, risk management (formerly known as specialty workers’ compensation) premiums accounted for approximately 53% of the Company’s gross written premiums. For the year ended December 31, 2003, risk management premiums declined to 25% of the Company’s gross written premiums, whereas excess and surplus lines and specialty commercial accounted for 49% and 18% of gross written premiums, respectively.

The Company’s business results also demonstrate a geographic expansion, with a reduction in the concentration of premiums written in California. For the year ended December 31, 2000, approximately 21% of total direct written premiums were concentrated in California. For the year ended December 31, 2003, approximately 16% of direct written premiums were concentrated in California.

Argonaut Insurance Company was established in 1948 and is directly owned by the Company and is the parent of several of the Company’s other property and casualty insurance companies. Workers’ compensation is the primary line of insurance written by Argonaut Insurance Company and the following subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company, and Georgia Insurance Company. Argonaut Insurance Company and the above subsidiaries have entered into a pooling agreement whereby all premiums, losses, and associated underwriting expenses are allocated between the members of the pool. Argonaut Great Central Insurance Company was established in Illinois in 1948 and was purchased by Argonaut Insurance Company in 1971. AGI Properties, Inc., a non-insurance company, owns and leases one property as well as managing particular assets for the Company. In 2003, AGI Properties sold certain of its real estate holdings for approximately $64.0 million. AGI Properties was incorporated in California in 1970 and is wholly owned by Argonaut Insurance Company.

Front Royal, Inc. (“Front Royal”), a wholly owned subsidiary of Argonaut Insurance Company acquired in the third quarter of 2001, is a holding company for specialty insurance underwriters with particular expertise in workers’ compensation for certain targeted types of businesses. Its principal subsidiary is the Rockwood Casualty Insurance Group (“Rockwood”). Rockwood is comprised of Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company. Rockwood Casualty Insurance Company and Somerset Casualty Company have also entered into an intercompany pooling agreement for Pennsylvania workers’ compensation policies.

Colony Insurance Group (“Colony”), an underwriter of excess and surplus lines coverage, was acquired by Argonaut Insurance Company in 2001 as part of the Front Royal acquisition. Colony is comprised of Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company. Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company have entered into an intercompany pooling agreement whereby all premiums, losses and associated underwriting expenses are allocated between members of the pool. The Company is now Colony’s immediate parent.

Trident Insurance Services LLC (“Trident”), a managing general underwriter formed as a limited liability company in Texas, was established in 2000. The Company is Trident’s immediate parent.

The Company has one run-off segment relating to products it no longer underwrites.

Basis of Presentation. The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), which differ from statutory insurance accounting principles. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

In the accompanying consolidated statement of cash flows for the year ended December 31, 2001, the Company reclassified the amount of the change in deferred policy acquisition costs as a separate line item. Further, the Company included disclosures related to gross realized gains and gross realized losses on equity securities for the year ended December 31, 2001 in two tables in Note 2. The Company also included disclosures related to its reserves for asbestos exposure for the year ended December 31, 2001 in a table in Note 15. In addition, the Company included the required transitional disclosures related to its adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in a table in Note 1. Certain other prior year balances have been reclassified to reflect current year classifications; however, these reclassifications were not material. None of the aforementioned changes had an impact on previously reported earnings or shareholders’ equity.

Cash. Cash consists of cash deposited in banks, generally in concentration and operating accounts.

Investments. Investments in fixed maturities at December 31, 2003 and 2002 include bonds, notes and redeemable preferred stocks. Equity securities include common and nonredeemable preferred stocks. Short-term investments consist of funds in excess of the Company’s near-term operating and claims paying needs, and are invested in certificates of deposit, commercial paper, and money market funds. Short-term investments are classified as investments in the consolidated financial statements as they relate principally to the Company’s investment activities.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in net investment income.

For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

Investments are considered available for sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices. The cost of securities sold is based on the specific identification method. The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment pattern, and intent and ability of the Company to hold the security to allow for recovery. For those securities where the Company’s acquisition costs are less than fair market value, the Company reviews such securities internally and with its investment advisors. During the year ended December 31, 2003, realized investment gains for the equity and bond portfolios were reduced $3.8 million and $0.2 million, respectively, due to the recognition of other than temporary impairment on certain securities. During the year ended December 31, 2002, realized investment gains for the equity and bond portfolios were reduced $4.0 million and $0.9 million, respectively, due to the recognition of other than temporary impairments on certain securities. During the year ended December 31, 2001, no securities were identified as having an other-than-temporary impairment.

Receivables. Receivables due from insureds are presented net of a reserve for doubtful accounts of $6.1 million and $4.9 million at December 31, 2003 and 2002, respectively, and include $47.6 million due from the Los Angeles Metropolitan Transit Authority which is currently in litigation (see note 16).

Receivables due from reinsurance represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. These amounts are presented in the balance sheets net of a reserve for doubtful accounts of $24.0 million and $15.9 million at December 31, 2003 and 2002, respectively. During 2003 the Company increased its allowance for doubtful accounts by $5.0 million and $2.5 million for amounts due from reinsurers related to risk management segments and run-off lines of business, respectively.

The carrying value of receivables due from insurers and receivables due from reinsurers approximates fair value.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Receivables due from insureds and receivables due from reinsurance are charged off after a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel. An estimate of amounts that are likely to be charged off is established as a reserve for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific insured and reinsurance balances which are considered probable to be charged off after all collection efforts have ceased.

Goodwill. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. During the year ended December 31, 2001, the Company recorded goodwill of $75.0 million related to the acquisition of Front Royal. During 2002, the Company paid an additional $3.3 million to the former shareholders of record as final settlement for the purchase of Front Royal, which increased goodwill accordingly (see note 19).

Goodwill of $27.1 million at December 31, 2003 and 2002, relates to Teledyne, Inc.’s acquisition of Argonaut Insurance Company in 1969, and is net of accumulated amortization of $42.5 million. Goodwill had been amortized on a straight-line basis over a 25-year period beginning October 1, 1986. Effective January 1, 2002, in accordance with SFAS No. 142, the Company no longer amortized goodwill into expense, resulting in a reduction of total expenses of $2.8 million per year.

The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002. In accordance with the provisions of SFAS No. 142, the Company assigned goodwill to its reporting units. As required by SFAS No. 142, the Company performed its annual test for goodwill impairment as of September 30, 2003 and determined that no impairment of goodwill was indicated. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, require a write-down of goodwill for that reporting unit.

Had SFAS No. 142 been adopted the first day of 2001, net income (loss) as of December 31 would have been adjusted as follows:

(in millions, except per share amounts)	2003	2002	2001
Net income (loss) as reported	$109.0	$(87.0)	$2.9
Add back: Goodwill amortization	—	—	2.8

Adjusted net income (loss)	$109.0	$(87.0)	$5.7

Net income (loss) per common share - basic
As reported	$4.76	$(4.04)	$0.13
Goodwill amortization	—	—	0.13

Adjusted net income (loss) per common share - basic	$4.76	$(4.04)	$0.26

Net income (loss) per common share - dilutive
As reported	$4.40	$(4.04)	$0.13
Goodwill amortization	—	—	0.13

Adjusted net income (loss) per common share - dilutive	$4.40	$(4.04)	$0.26

Premiums Earned. Premium revenue is recognized ratably over the policy period. Premiums that have yet to be earned are reported as unearned premiums on the balance sheet.

Retrospectively Rated Policies. The Company has written a number workers’ compensation and other liability policies that are retrospectively rated. Under this type of policy, the policyholder may be entitled, subsequent to policy expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments are limited to a minimum or maximum premium adjustment, which is calculated as a percent of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated workers’ compensation policies is included in unearned premiums and was $21.2 million at December 31, 2003 and $12.1 million at December 31, 2002. The estimated amount receivable for additional premiums receivable under retrospectively rated policies included in premiums receivable was $36.6 million at December 31, 2003 and $28.1 million at December 31, 2002.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Acquisition Costs. Policy acquisition costs, which include commissions, premium taxes, fees and certain other costs of underwriting policies, are deferred, when such policies are profitable, and amortized over the same period in which the related premiums are earned. Anticipated investment income is considered in determining whether the deferred acquisition costs are recoverable and whether a premium deficiency exists. The Company continually reviews the methods of making such estimates and establishing the deferred costs, and any adjustments are made in the accounting period in which the adjustment arose.

Reserves for Losses and Loss Adjustment Expenses. Liabilities for unpaid losses and loss adjustment expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of claim settlement expenses. Reinsurance recoverable on unpaid claims and claim expenses represent estimates of the portion of such liabilities that will be recoverable from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid claims liabilities associated with the reinsurance policy.

Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. While management believes that amounts included in the accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations. Further, the nature of loss exposures involve significant variability due to the long tailed payments on claims related to asbestos and environmental coverages and workers’ compensation coverages. As such, losses and loss adjustment expenses could vary significantly from the recorded amounts.

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally 2 to 40 years. The accumulated depreciation for property and equipment was $32.3 million and $29.3 million as of December 31, 2003 and 2002, respectively.

Foreign Currency Translation. The Company has entered into a reinsurance program that is conducted in multiple foreign currencies. Assets and liabilities resulting from this program are translated into the United States dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses resulting from this program are translated using a spot rate on the date of the individual transactions. Gains and losses arising from transactions denominated in a foreign currency are included in net income (loss). As of December 31, 2003, the Company recorded a net gain from foreign currency translation of approximately $0.1 million.

Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, whereby the options that are granted are at market price, and no compensation expense is recognized. Compensation expense for stock options, if any, would be measured as the excess for the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Non-vested stock awards are recorded as compensation expense over the required vesting period based on the market value on the date of grant. Unearned compensation expense on non-vested stock awards is shown as a reduction to shareholder’s equity. SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”, established accounting and disclosures requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS Nos. 123 and 148 (see note 13).

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

Reinsurance. In the normal course of business, the Company’s insurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. Reinsurance receivables include claims paid by the Company and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contracts. The method for determining the reinsurance receivable for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine the Company’s ability to cede unpaid losses and loss adjustment expenses under its existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for benefits and losses for which the Company’s insurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

Supplemental Cash Flow Information.

Income taxes paid. The Company paid income taxes of $8.5 million in 2003, $0.9 million in 2002, and $0.9 million in 2001.

Interest paid. The Company paid interest on the junior subordinated debentures of $0.4 million and on the related party note payable of $0.8 million during 2003. No interest was paid by the Company in 2002 or 2001.

Notes receivable. The Company received non-cash proceeds in the form of notes receivable in the amount of $51.2 million in conjunction with the sales of certain real estate holding in 2003.

Conversion of related note payable into common stock. As of December 31, 2003, the Company converted approximately $8.9 million principal and interest of the related party note payable into 596,474 shares of the Company’s common stock.

New Accounting Pronouncements. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. In the first quarter of 2003, the Company restructured the risk management segment of Argonaut Insurance Company, which was accounted for in accordance with SFAS No. 146. With the elimination of non-strategic products, Argonaut Insurance Company has reduced its workforce by 67 employees as of December 31, 2003. Severance costs of $0.9 million and outplacement and relocation costs of $0.1 million had been recognized as of December 31, 2003. Additionally, the Company closed three offices at a total cost of $0.3 million. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expenses line item in the accompanying condensed consolidated statements of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” SFAS No. 148 establishes alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the provisions of SFAS No. 148 relating to pro forma reporting effective December 2002. The Company has elected to continue accounting for stock-based compensation under APB 25 and has adopted the disclosure requirements of SFAS Nos. 123 and 148 (see note 13.)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. One requirement under the Statement is that trust preferred securities be presented as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company elected to adopt SFAS No. 150 in the second quarter of 2003, and accordingly, the Floating Rate Junior Subordinated Deferrable Interest Debentures issued through a trust preferred pool have been classified as liabilities in the accompanying consolidated balance sheet. There was no impact from the adoption of SFAS No. 150 on the consolidated statement of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003, the FASB made certain revisions to FIN 46 and issued FIN 46-Revised. It requires that the assets, liabilities and results

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. FIN 46-Revised is effective for variable interest entities created after January 31, 2003 in the second quarter of 2003, and for variable interest entities created before February 1, 2003, the effective date is July 1, 2003. The Company evaluated its investment in Argonaut Group Statutory Trust and Argonaut Group Statutory Trust III (the “Trusts”) under the requirements of FIN 46-Revised. The Company determined that the Trusts are a variable interest entity due to the fact that the Trusts do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. The Company is not entitled to receive a majority of the Trusts’ residual returns nor is it responsible to absorb the majority of the Trusts’ expected losses; therefore, the Company is not the primary beneficiary and is not required to consolidate the Trusts. The implementation of FIN 46-Revised did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. SFAS No. 132, as revised, is effective for fiscal years ending after December 15, 2003 (see note 12).

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, which requires quantitative and qualitative disclosures be presented for investments subject to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. EITF No. 03-1 is required for fiscal years ending after December 15, 2003, but requires disclosure for the latest year presented in the financial statements. EITF 03-1 requires an analysis of the Company’s unrealized losses and management’s conclusions as to why the securities have not suffered an other than temporary impairment (see note 2).

2. Investments

Gains and losses on sales and calls of investments for the years ended December 31, were as follows:

(in millions)	2003	2002	2001
Fixed maturities	$1.6	$(1.2)	$(1.7)
Equity securities	54.6	27.8	18.8
Other long-term investments	(0.2)	—	—
Gains on sales of real estate	57.6	—	—

Realized investment gains, net	$113.6	$26.6	$17.1

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amortized cost and fair value of investments available for sale as of December 31 were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
2003
Fixed maturities
U.S. Treasury securities	$174.7	$10.7	$0.1	$185.3
U.S. Government agencies	474.6	6.6	1.3	479.9
Obligations of states and political subdivisions	35.6	1.0	0.3	36.3
Corporate securities	246.1	16.4	0.5	262.0
Mortgage backed securities	222.4	4.3	0.9	225.8
Redeemable preferred stock	1.5	0.1	—	1.6

Total fixed maturities	$1,154.9	$39.1	$3.1	$1,190.9

Equity securities
Banks, trusts and insurance companies	$9.5	$12.9	$0.1	$22.3
Industrial, miscellaneous and all other	97.5	52.0	1.1	148.4

Total equity securities	$107.0	$64.9	$1.2	$170.7
Other long-term investments	12.1	0.4	—	12.5
Short-term investments	179.1	—	—	179.1

Total invested assets	$1,453.1	$104.4	$4.3	$1,553.2

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Values
2002
Fixed maturities
U.S. Treasury securities	$184.7	$13.7	$0.4	$198.0
U.S. Government agencies	292.1	10.7	0.2	302.6
Obligations of states and political subdivisions	18.3	1.2	0.3	19.2
Corporate securities	234.7	14.9	1.6	248.0
Mortgage backed securities	118.5	6.9	1.5	123.9
Foreign Government	0.9	—		0.9
Redeemable preferred stock	1.5	—	—	1.5

Total fixed maturities	$850.7	$47.4	$4.0	$894.1

Equity securities
Banks, trusts and insurance companies	$13.5	$12.9	$0.2	$26.2
Industrial, miscellaneous and all other	135.7	84.4	9.2	210.9

Total equity securities	$149.2	$97.3	$9.4	$237.1
Other long-term investments	10.8	0.1	0.9	10.0
Short-term investments	40.1	—	—	40.1

Total invested assets	$1,050.8	$144.8	$14.3	$1,181.3

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amortized cost and fair values of fixed maturity investments as of December 31, 2003, by contractual maturity, were as follows:

(in millions)	Costs	Fair Value
Due in one year or less	$82.3	$83.6
Due after one year through five years	547.1	565.9
Due after five years through ten years	230.7	239.1
Thereafter	72.4	76.4
Mortgage-backed	222.4	225.9

Total	$1,154.9	$1,190.9

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31, were as follows:

(in millions)	2003	2002	2001
Investment income:
Interest and dividends on fixed maturities	$45.9	$43.0	$39.3
Dividends on equity securities	5.7	7.0	7.3
Interest on short-term investments	1.2	0.9	4.9
Interest on long-term investments	1.8	—	—
Other	1.8	4.6	4.0

	56.4	55.5	55.5
Investment expenses	(2.8)	(2.6)	(1.9)

Net investment income	$53.6	$52.9	$53.6

Proceeds from sales of fixed maturity investments were $82.7 million, $65.7 million and $280.0 million in 2003, 2002 and 2001, respectively. Proceeds from sales of equity securities were $99.1 million, $69.6 million and $78.5 million in 2003, 2002 and 2001, respectively. The following table presents the Company’s realized gains (losses) from investment sales:

(in millions)	2003	2002	2001
Realized gains
Fixed maturities	$2.0	$0.9	$4.6
Equity securities	58.8	38.0	26.9
Gains on sales of real estate	57.6	—	—

Gross realized gains	118.4	38.9	31.5
Realized losses
Fixed maturities	(0.4)	(2.1)	(6.3)
Equity securities	(4.2)	(10.2)	(8.1)
Other long-term investments	(0.2)	—	—

Gross realized losses	(4.8)	(12.3)	(14.4)

Net realized gains from investment sales	$113.6	$26.6	$17.1

At December 31, 2003, the amortized cost and fair value of investments on deposit with various insurance regulatory agencies were $323.4 million and $340.5 million, respectively.

Additionally, U.S. Treasury Notes with an amortized cost of $1.7 million and fair value of $1.8 million were pledged as collateral for surety bonds, which were issued, to various states in lieu of depositing bonds. Investments with an amortized cost of $5.7 million and fair value of $6.0 million were pledged as collateral for various other reasons such as reinsurance.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2003 is presented below:

	Less Than One Year		Greater Than One Year
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$2.1	$0.1	$1.9	$—
U.S. Government agencies	133.8	0.8	18.2	0.5
Obligations of states and political subdivisions	14.4	0.3	0.4	—
Corporate securities	20.3	0.4	3.5	0.1
Mortgage backed securities	67.9	0.9	0.1	—

Total fixed maturities	238.5	2.5	24.1	0.6

Equity securities
Banks, trusts and insurance companies	1.7	—	0.4	0.1
Industrial, miscellaneous and all other	19.9	0.5	10.0	0.6

Total equity securities	21.6	0.5	10.4	0.7

Total invested assets	$260.1	$3.0	$34.5	$1.3

For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For substantially all fixed income securities with an unrealized loss greater than 12 months, such unrealized loss was the result of interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at December 31, 2003 are temporary.

3. Reinsurance

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company’s maximum loss on catastrophes and large or unusually hazardous risks. The Company is liable for reinsurance ceded in the event its reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company’s reserves for nonrecoverable reinsurance balances receivable on paid losses and incurred claims were $24.0 million and $15.9 million as of December 31, 2003 and 2002, respectively. Under certain of the reinsurance agreements, collateral and letters of credit are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral and letters of credit were $278.3 million and $223.5 million at December 31, 2003 and 2002, respectively.

The long-term nature of the reinsurance contracts creates a credit risk to the Company over time arising from potentially uncollectible reinsurance. To mitigate that counter-party risk, the Company evaluates its reinsurers on an annual basis to assess the financial capacity of the various reinsurers. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, the Company makes changes to the approved markets that are utilized in both its treaty and facultative reinsurance programs. Additionally, the Company actively follows the ongoing credit risk associated with its reinsurance balances for ceded incurred and ceded reserves.

Included in the 2003 reinsurance receivable balance of $535.0 million was $170.1 million of ceded loss reserves related to the adverse loss development reinsurance agreement (see discussion below.)

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Losses and loss adjustment expenses of $395.3 million, $334.6 million and $189.7 million for the years ending December 31, 2003, 2002 and 2001, respectively, are net of amounts ceded to reinsurers of $83.7 million $122.4 million and $53.3 million, respectively.

While the Company is generally not in the business of assuming reinsurance risks, it is required to accept certain assigned risks and other legally mandated reinsurance obligations. However, in previous years, the Company actively assumed various forms of casualty reinsurance for which it continues to maintain reserves for losses and loss adjustment expenses (see note 15). For such assumed reinsurance transactions, the Company will engage in various monitoring steps that are common with assumed reinsurance such as ongoing underwriting and claims reviews.

Premiums for the years ended December 31, were as follows:

(in millions)	2003	2002	2001
Direct written premiums	$741.1	$592.5	$263.2
Reinsurance ceded to other companies	(195.8)	(138.1)	(52.4)
Reinsurance assumed from other companies	47.2	29.6	8.8

Net written premiums	$592.5	$484.0	$219.6

Direct earned premiums	$703.4	$483.9	$259.1
Reinsurance ceded to other companies	(174.8)	(133.2)	(44.0)
Reinsurance assumed from other companies	34.2	27.7	6.8

Net earned premiums	$562.8	$378.4	$221.9

Percentage of reinsurance assumed to net earned premiums	6.1%	7.3%	3.1%

The Company entered into a retroactive adverse loss development reinsurance agreement (“the agreement”) with Inter-Ocean N.A. Reinsurance Company, Ltd. (“Inter-Ocean”) effective December 31, 2002 for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. The ceded losses for adverse development are calculated on a tiered structure and subject to certain limitations. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive. At December 31, 2003, the Company ceded $170.1 million of carried reserves. Related to those cessions, the Company also recorded $125.1 million as reinsurance funds withheld and $43.3 million as deferred gain pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

The Company has $71.4 million of unused coverage under the agreement for future adverse development, if any, on workers’ compensation, commercial multiple peril, general liability and asbestos environmental and other latent losses.

Certain of the Company’s reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers on paid loss recoverables and case reserves totaled $26.2 million. Amounts due from such reinsurers on incurred but not reported claims totaled $30.1 million. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., which announced in August 2003 its intent to restructure its operations under the U.S. Bankruptcy Code. The balances are due from the insurance subsidiaries not Trenwick Group Ltd. The operating subsidiaries are in run-off status and are operating under the direction of the Connecticut Department of Insurance. The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of such reinsurers could result in the uncollectibility of certain balances and therefore impact the financial results of the Company.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Sale of Real Estate Holdings

On March 20, 2003, AGI Properties, Inc., a subsidiary of Argonaut Insurance Company, sold a parcel of real estate in Torrance, California for approximately $24.0 million. AGI Properties, Inc. received $4.8 million in cash and issued a note receivable for the remainder, which is secured by the property. In December 2003, the Company received a payment on the note of approximately $1.3 million, which was first applied to interest due and payable, with the balance applied to principal. The note originally is due November 30, 2004 and bears interest at 3.5% annually. The maturity date of the note will be automatically extended to May 31, 2005 provided the buyer remits a payment of approximately $0.6 million on or before November 23, 2004. If the maturity date is extended, the interest rate will increase to 4.5%. The buyer has the option to extend the maturity date to November 30, 2005 by remitting a payment of approximately $0.6 million on or before May 24, 2005, at which time the interest rate will increase to 5.5%. The sale of this property met full gain recognition under SFAS No. 66, “Accounting for Real Estate Sales” and resulted in a pre-tax realized gain of $21.9 million.

On March 31, 2003, AGI Properties, Inc. sold certain parcels of real estate located in Los Angeles and Goleta, California for $40.0 million under three separate transactions with the same third party. For the three sales, AGI Properties, Inc. received a total of $8.0 million in cash and issued total notes receivable for the remaining $32.0 million. The notes receivable are secured through a first lien deed of trust on the respective properties sold. The notes bear interest at a floating rate of LIBOR plus 4.0% and are capped at 6.0%. Of the three notes, one note in the amount of approximately $4.0 million was paid in full in April 2003. The Company received principal and interest payments of approximately $1.3 million as of December 31, 2003 on the remaining two notes. The two remaining notes have an original maturity date of September 30, 2004. The buyer has the option to extend the maturity date of the notes to September 30, 2005, provided the Company receives notification on or before September 15, 2004 and receives payment of $1.1 million on or before December 31, 2004. If the maturity date is extended, the interest rate on the notes will increase to LIBOR plus 5.0%, not to exceed 7.0% per annum. The sales of these properties met full gain recognition under SFAS No. 66 and resulted in a pre-tax gain of $35.7 million. Subsequent to December 31, 2003, the company received cash in the amount of $7.9 million representing principal and accrued interest outstanding on one of the notes.

5. Income Taxes

The Company’s income tax provision includes the following components:

(in millions)	2003	2002	2001
Current tax provision (benefit) related to:
Current tax provision	$23.1	$(3.5)	$1.1
Deferred tax provision (benefit) related to:
Future tax deductions	(15.2)	(8.7)	(11.7)
Net operating loss carryforward	62.7	(2.7)	11.8
Deferred alternative minimum tax provision	(21.5)	8.9	(0.8)
Valuation allowance change	(22.8)	71.9	—

Income tax provision	$26.3	$65.9	$0.4

A reconciliation of the Company’s income tax provision or benefit to the provision or benefit that would have resulted if the tax had been computed at the statutory rate is as follows:

(in millions)	2003	2002	2001
Income tax provision (benefit) at statutory rates (35%)	$47.4	$(7.4)	$1.2
Tax effect of:
Tax exempt interest	(0.2)	(0.3)	(0.6)
Dividends received deduction	(0.8)	(1.2)	(1.5)
Valuation allowance change	(22.8)	71.9	—
Other permanent adjustments, net	(0.5)	(2.0)	1.3
State tax expense	3.2	4.9	—

Income tax provision	$26.3	$65.9	$0.4

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred taxes arise from temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Net deferred tax assets as of December 31, 2003, 2002 and 2001 result from the tax-effected temporary differences shown in the following table. Tax benefits of $10.7 million, $11.2 million and $12.6 million relating to changes in the unrealized gains on available-for-sale investment securities were recorded as of December 31, 2003, 2002 and 2001, respectively.

(in millions)	2003	2002	2001
Deferred tax liability on unrealized gains
Unrealized gains on investment securities	$(35.0)	$(45.7)	$(56.9)
Deferred tax assets:
Reserve discounting	48.7	48.4	52.5
Alternative minimum tax	25.6	4.1	13.0
Net operating loss carryforward	3.3	66.0	63.3
Other, net	34.0	19.1	6.2

Deferred tax asset, gross	111.6	137.6	135.0
Valuation allowance	(49.1)	(71.9)	—

	$27.5	$20.0	$78.1

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At the end of 2002 a valuation allowance of $71.9 million was established by the Company against the deferred tax asset due to the cumulative loss position of the Company over the past three years. During 2003, the valuation allowance was reduced by $22.8 million due to consideration of a limited amount of future earnings. Future earnings were not considered in determining the deferred tax valuation allowance in 2002. As of December 31, 2003 the Company has a regular federal tax net operating loss carryforward of $1.9 million to expire in 2009, and $7.8 million to expire in 2020. The alternative minimum tax assets do not expire. The Company’s deferred tax assets are supported by tax planning strategies, the reversal of taxable temporary differences, and the recognition of future income.

6. Other Assets

Other assets at December 31 are comprised of the following:

(in millions)	2003	2002
Ceded unearned premiums	$59.3	$30.6
Furniture, fixtures and equipment, net	16.4	17.9
Agency plant	4.7	6.1
Prepaid pension asset	7.3	4.1
Capital lease	1.3	1.3
Prepaid assets	8.1	2.3
Other	2.8	2.8

Total other assets	$99.9	$65.1

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses for the years ended December 31, 2003, 2002 and 2001, respectively.

(in millions)	2003	2002	2001
Net beginning of the year	$838.2	$929.6	$757.6
Add:
Net reserves acquired	3.8	—	197.2
Net reserves ceded - retroactive reinsurance contract	(3.3)	(165.0)	—
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	351.5	272.6	172.5
Prior accident years	43.8	62.0	17.2

Losses and LAE incurred during calendar year, net of reinsurance	395.3	334.6	189.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	79.7	60.8	46.6
Prior accident years	188.8	200.2	168.3

Losses and LAE payments made during current calendar year, net of reinsurance	268.5	261.0	214.9
Net reserves - end of period	965.5	838.2	929.6
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	515.3	443.4	218.2

Gross reserves - end of period	$1,480.8	$1,281.6	$1,147.8

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

Loss development recognized in 2003 was primarily the result of the excess and surplus lines segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, the risk management segment recorded adverse development on one wrap-up account in the amount of approximately $5.0 million and increased the allowance for doubtful accounts for balances due from reinsurers by approximately $5.0 million.. The run-off segment decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for run-off lines of $59.8 million (see note 15). Adverse development during 2001 was primarily attributable to reserve strengthening of the workers’ compensation business within the risk management segment.

In the opinion of management, the Company’s reserves represent the best estimate of its ultimate liabilities, based on currently known facts, current law, current technology, and assumptions considered reasonable where facts are not known. Due to the significant uncertainties mentioned above and related management judgments, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. Pension-type reserves do not include medical loss reserves or loss adjustment expense reserves. Argonaut Insurance Company discounted certain workers’ compensation pension-type reserves using a maximum interest rate of 3.5% in 2003 and 2002. The amount of unamortized discount was $34.1 million at December 31, 2003 and $34.0 million at December 31, 2002. Due to a general decline in interest rates, Rockwood re-evaluated the interest rate it uses to discount workers’ compensation reserves and reduced the discount interest rate from 4.0% to 3.5%, which resulted in a $1.4 million reduction in the amount of discount carried on outstanding reserves. The amount of unamortized discount was $11.5 million at December 31, 2003 and $11.4 million at December 31, 2002

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Junior Subordinated Debentures

On May 15, 2003, Argonaut Group Statutory Trust, a Connecticut statutory trust and wholly-owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (the “Capital Securities”) (liquidation amount $1,000 per Capital Security) to I-Preferred Term Securities II, Ltd. in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due 2033 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 4.10%, reset quarterly, not to exceed 12.5%. The Debentures are unsecured and are subordinated in right of payment to all of the Company’s future senior indebtedness. Beginning in May 2008, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures before May 2008 upon the happening of specified events at a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company used $12.0 million of the net proceeds from the sale of the Debentures to increase the statutory capital of its insurance company subsidiaries.

On December 16, 2003, Argonaut Group Statutory Trust III, a Delaware statutory trust and wholly-owned subsidiary of the Company, sold 12,000 Floating Rate Capital Securities (the “Capital Securities”) (liquidation amount $1,000 per Capital Security) to InCapS Funding II, Ltd. in a private sale for $12.0 million. The Trust used the proceeds from this sale to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 4.10%, reset quarterly, not to exceed 12.5%. The Debentures are unsecured and are subordinated in right of payment to all of the Company’s future senior indebtedness. Beginning in January 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures between January 2004 and 2008 upon the happening of specified events at a price ranging from 104.75% to 100.95% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The majority of these proceeds were contributed to the insurance subsidiaries of the Company.

9. Shareholders’ Equity

The Company is authorized to issue 5,000,000 shares of $0.10 par value preferred stock. During the year ended December 31, 2003, the Company sold 2,953,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”) through a private placement. The Company received gross proceeds of approximately $34.4 million from this sale. The Company contributed $29.4 million of the proceeds to a subsidiary, Argonaut Insurance Company, to increase its statutory surplus. The remaining $6.0 million of proceeds were used to repay a portion of note payable (see note 20).

The preferred shares are convertible at any time at the option of the holder at an initial conversion price of $12 per share. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares are senior to the common shares in regard to dividend and liquidation events.

The preferred shares will initially pay a 7.0% dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the board of directors. The dividend rate is subject to certain adjustments based upon the Company’s A.M. Best rating and Risk Based Capital level. For the year ended December 31, 2003, the Company paid dividends of $1.2 million, with an additional $0.6 million accrued as of December 31, 2003. Under the terms of the private placement, the Company has agreed not to pay dividends to common shareholders for a period of two years.

The holders of the preferred shares are entitled to vote on an as-converted basis on all matters submitted for a vote of the Company’s common shareholders. In the event the dividends payable on the preferred shares are in arrears in an amount equal to at least two quarterly dividends, the holders of the preferred shares will have the exclusive right, voting as a separate class, to elect two directors of the Company.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the fourth quarter of 2003, the Company sold 5,368,000 shares of its common stock, par value $0.10 per share, in an underwritten public offering. The sale was made pursuant to an Underwriting Agreement, dated October 28, 2003, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $15.80 per share, less an underwriting discount of 5.5%. The net proceeds from the sale of the common stock were approximately $79.8 million, after deducting the underwriting discounts and commissions and offering expenses. The Company intends to contribute a majority of the net proceeds from this offering to its insurance subsidiaries to support the continued growth of the business, improve the regulatory capital adequacy ratios and maintain strong financial strength ratings. The remainder of the net proceeds will be used for general corporate purposes.

Concurrent with the closing of the underwritten public offering, HCC Insurance Holdings, Inc. (“HCC”) purchased from the Company in a private placement 596,474 shares of the Company’s common stock at a price of $14.931 per share, which was equal to the public offering price in the underwritten public offering less the underwriting discount. The Company used the proceeds from this private placement to repay approximately $8.9 million of the $12.0 million aggregate remaining principal amount of a note payable, plus accrued interest on that portion of a note (see note 20).

During 2001, the Company retired 201,500 shares of its common stock at prevailing market prices. No shares were retired during 2003 and 2002. The Company also retired 1,064 and 147 shares, during 2002 and 2001, respectively, that were acquired through exercise of employee stock options, or from forfeited non-vested shares from the employee stock purchase plan.

10. Earning Per Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the years ended December 31:

(dollars in millions, except per share amounts)	2003	2002	2001
Net income	$109.0	$(87.0)	$2.9
Preferred stock dividends	(1.8)	—	—

Income available to common shareholders	$107.2	$(87.0)	$2.9
Effect of dilutive securities:
Preferred stock dividends	1.8	—	—

Income available to common shareholders after assumed conversion	$109.0	$(87.0)	$2.9

Weighted average shares-basic	22,520,733	21,570,306	21,610,931
Effect of dilutive securities:
Stock options	36,941	—	9,303
Convertible preferred stock	2,233,188	—	—

Weighted average shares-diluted	24,790,862	21,570,306	21,620,234

Net income per common share-basic	$4.76	$(4.04)	$0.13

Net income per common share-diluted	$4.40	$(4.04)	$0.13

In 2003, options to purchase 1,619,300 shares of common stock at a price ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2004 through 2013. In 2001, options to purchase 1,319,950 shares of common stock at a price ranging from $17.31 to $35.50 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2003 through 2012. For the year 2002, the options do not appear because the net loss would cause their effect to be antidilutive.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition, and insurance expenses for the years ended December 31, were as follows:

(in millions)	2003	2002	2001
Commissions	$103.6	$68.6	$23.9
General expenses	72.8	86.7	63.3
State assessments	9.9	9.0	5.8
Taxes, licenses and bureau fees	12.5	12.5	8.6

	198.8	176.8	101.6
Net deferral of policy acquisition costs	(7.8)	(32.4)	(2.0)

Total underwriting, acquisition and insurance expenses	$191.0	$144.4	$99.6

12. Pension Benefits

The Company sponsors a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan. These plans were frozen in November 2003 and the current employee savings plan was enhanced. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, $3.9 million was recognized during 2003 as a result of this curtailment.

The following table sets forth the change in benefit obligation, change in plan assets, weighted-average assumptions and components of net periodic benefit cost as of December 31 with respect to the qualified and non-qualified defined benefit pension plans. The measurement dates of the assets and liabilities of all plans were December 31, 2003 and 2002, respectively.

(in millions)	2003	2002
Change in benefit obligation
Projected benefit obligation at beginning of year	$33.2	$30.2
Service cost	1.0	1.3
Interest cost	2.1	2.2
Decrease due to curtailment	(4.7)	—
Actuarial (gain) loss	2.9	2.1
Benefits paid	(4.2)	(2.6)

Projected benefit obligation at end of year	$30.3	$33.2

Change in plan assets
Fair value of plan assets at beginning of year	$36.0	$36.8
Actual return on plan assets	1.1	0.3
Employer contributions	0.4	1.6
Benefits paid	(4.2)	(2.7)

Fair value of plan assets at end of year	$33.3	$36.0

(in millions)	2003	2002
Funded status	$3.0	$2.8
Unrecognized actuarial (gain) loss	3.1	(0.8)
Unrecognized prior service costs	—	0.9
Unrecognized net transition obligation	—	(0.1)

Net amount recognized	$6.1	$2.8

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized in the balance sheet consist of:

(in millions)	2003	2002
Prepaid benefit cost	$8.2	$4.3
Accrued benefit liability	(2.6)	(2.0)
Intangible asset	0.5	0.5

Net amount recognized	$6.1	$2.8

The accumulated benefit obligation for all defined benefit pension plans was $30.0 million and $27.8 million as of December 31, 2003 and 2002, respectively.

Assumptions used to determine benefit obligations at December 31:

	2003	2002
Weighted average discount rate	6.25%	6.75%
Long-term rate of return on plan assets	6.0%	6.0%
Expected rate of increase in future compensation levels	n/a	4.0%

Assumptions used to determine net periods benefit cost for the years ended December 31:

	2003	2002
Weighted average discount rate	6.75%	7.50%
Long-term rate of return on plan assets	6.0%	6.0%
Expected rate of increase in future compensation levels	4.0%	4.5%

(in millions)	2003	2002	2001
Components of net periodic benefit costs
Service cost	$1.0	$1.3	$1.3
Interest cost	2.1	2.1	2.1
Expected return on plan assets	(2.1)	(2.2)	(2.0)
Effect of curtailment:
Decrease in projected benefit obligation	(4.7)	—	—
Recognition of prior service costs	0.8	—	—

Total effect of curtailment	(3.9)	—	—
Amortization of:
Prior service costs	0.1	0.1	0.1
(Gain) loss	(0.1)	(0.3)	(0.2)

Total amortization	—	(0.2)	(0.1)

Net periodic benefit cost	$(2.9)	$1.0	$1.3

The projected benefit, accumulated benefit obligation, and fair value of plan assets for the defined benefit pension plan with accumulated benefit obligations in excess of plan assets were $2.6 million, $2.6 million and $0, respectively, as of December 31, 2003, and $2.2 million, $2.0 million and $0 respectively, as of December 31, 2002.

The Company’s weighted-average asset allocations, by asset category, as of December 31, were as follows:

Asset Category	2003	2002
Fixed income securities	84%	92%
Equity securities	4%	2%
Cash and short-term investments	12%	6%

	100%	100%

The allocation of invested assets is not established under specific guidelines and allocation categories. Rather, the funds are invested in accordance with the general risk profile of the Company. The overall investment goals are as follows: (a)

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

preservation of capital; (b) generation of income; (c) above average credit quality; and (d) mitigation of interest rate reinvestment risk. The portfolio is a long-term hold to maturity asset, where there is no active trading of the securities to the extent practicable. Returns are measured on an aggregate basis over time (e.g., an economic return measurement based on both book income and the unrealized appreciation). As a practical matter, the Company does not invest the pension assets in either derivative instruments or common stock, including the Company’s common stock.

In November 2003, the board of directors elected to curtail the plan effective February 29, 2004. The Company anticipates formally terminating the plan in the future; however no definitive date has been determined. Absent the termination of the plan, the Company expects to make the following benefit payments:

(in millions)	Pension Benefits
2004	$1.3
2005	1.3
2006	1.3
2007	1.4
2008	1.5
Years 2009 - 2013	7.9

Substantially all employees of the Company are eligible to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be contributed to various savings alternatives including, under one plan, investment in the Company’s common stock. The plans call for the Company to match the employee’s contribution under several formulae. Charges to income related to such Company matching were $1.4 million in 2003, $0.8 million in 2002, and $0.6 million in 2001.

13. Stock Based Compensation Plans

In April 2002, the shareholders approved the 2002 Amended and Restated Stock Incentive Plan (“the Plan”), which amended the 1986 Stock Option Plan. Under the Plan, an aggregate 4.5 million shares of Argonaut Group, Inc. common stock may be issued to select executive and other key employees. The Plan allows for stock awards in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. As of December 31, 2003, the Company has not granted incentive stock options or stock appreciation rights to any employees.

During 2003, the Company granted 436,400 options subject to the achievement of defined performance objectives. Upon attainment of the performance objectives, the options will be issued and vest over a four-year period. Compensation expense of $0.3 million was recognized in 2003 related to the performance-based options. During 2002, 125,000 options were granted with an exercise price that was below fair market value on the date of grant.

Under the Plan, up to 500,000 shares may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to three years, subject to continued employment. The stock is not issued until the vesting requirements are met, thus the stock does not carry any voting or dividend rights. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense over the vesting period. As of December 31, 2003, 96,767 shares are outstanding net of forfeitures of 23,817 shares, of which 62,200 shares whose vesting is subject to the achievement of an objective performance goal. Compensation expense of $ $0.6 million was recognized for each of the years ended December 2003 and 2002.

In April 2000, the Board of Directors of the Company adopted the Non-Employee Director Stock Option Plan. The Non-Employee Director Plan provides for the issuance of options to purchase common stock to directors of the Company who are not employees. The Company may issue up to 150,000 shares of common stock upon exercise of options issued under the Non-Employee Director Plan. The options issued under the Non-Employee Director Plan are not “incentive stock options”. All options will have an exercise price equal to the fair market value as of the date of grant.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2003, under the Stock Incentive Plan, 1,956,047 shares were available for future grant, including up to 345,417 available as non-vested shares. The options are fully vested after 4 years and expire on the 11-year anniversary of the grant. The shareholders have approved all employee stock compensation plans.

At December 31, 2003, under the Non-Employee Director Plan, 75,000 shares were available for future grant. The options are fully vested after 1 year and expire after 10 years. The shareholders approved the Non-Employee Directors Plan at the 2000 annual meeting.

The following is a summary of stock option activity for the three years ended December 31, 2003:

	2003		2002		2001
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,971,200	$20.40	1,810,450	$21.34	1,423,990	$23.89
Granted
Time-vesting	168,000	9.68	730,000	21.03	628,500	16.85
Performance-vesting	436,400	12.22	—	—	—	—
Exercised	—	—	(23,450)	18.04	—	—
Canceled	(373,400)	20.78	(545,800)	24.47	(242,040)	24.70

Outstanding at end of the year	2,202,200	20.40	1,971,200	20.40	1,810,450	21.34

Exercisable at end of year	892,088	19.74	664,800	22.17	694,605	26.68
Weighted-average fair value of options granted during the year		$5.78		$5.97		$2.20

Summary information about the Company’s stock options outstanding at December 31, 2003 is as follows:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price
$ 9.00 to 15.80	701,900	$12.29	10.3	52,750	$15.73
$16.52 to 19.50	873,550	17.89	8.0	539,413	18.00
$20.68 to 29.25	535,250	22.96	8.7	208,625	24.07
$30.00 to 35.50	91,500	31.49	3.4	91,300	31.49

$9.00 to $35.50	2,202,200	$17.90	8.7	892,088	$20.67

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Company has not changed its method of accounting for stock options but has provided the additional required disclosures in the tables below.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions, except per share amounts)	2003	2002	2001
Net income (loss), as reported	109.0	$(87.0)	$2.9
Add: Total deferred stock compensation expense included in reported net income, net of taxes	0.7	0.3	—
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards, net of tax	(1.1)	(0.7)	(0.3)

Pro forma net income (loss)	$108.6	$(87.4)	$2.6

Earnings (loss) per share
Basic - as reported	$4.76	$(4.04)	$0.13
Basic - pro forma	$4.74	$(4.05)	$0.12

Diluted - as reported	$4.40	$(4.04)	$0.13
Diluted - pro forma	$4.38	$(4.05)	$0.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average:

	2003	2002	2001
Risk-free rate of return	2.50% to 3.28%	3.06% to 4.71%	3.66% to 5.06%
Expected dividend yields	0.00%	3.19%	7.92%
Expected option life (years)	6.07	6.07	6.21
Expected volatility	43.49%	32.26%	29.40%

14. Segment Information

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, specialty commercial, risk management and public entity. Additionally, the Company no longer underwrites certain coverages and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment’s insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the summary of significant accounting policies. The segments are evaluated based on their net pre-tax operating results. Net pre-tax operating income (loss) represents net earned premiums plus investment income less operating expenses for each segment, and excludes general corporate expenses and other income and expenses of a general nature. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets are not assigned to run-off lines.

There are no major customers from whom the Company derives 10% or more of its revenue.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues, income before taxes and identifiable assets of each reporting segment for the years ended December 31 were as follows:

(in millions)	2003	2002	2001
Revenues:
Earned premiums
Excess & surplus lines	$286.6	$152.3	$36.8
Risk management	122.4	109.2	126.5
Specialty commercial	120.8	105.4	54.5
Public entity	33.0	11.5	4.1
Run-off lines	—	—	—

Total earned premiums	562.8	378.4	221.9
Net investment income
Excess & surplus lines	15.5	10.4	3.3
Risk management	27.3	31.4	42.6
Specialty commercial	9.6	10.2	6.7
Public entity	0.8	0.6	0.2
Run-off lines	—	—	—
Corporate & other	0.4	0.3	0.8

Total net investment income	53.6	52.9	53.6
Realized investment gains, net	113.6	26.6	17.1

Total revenue	$730.0	$457.9	$292.6

Income (loss) before income tax
Segment income (loss):
Excess & surplus lines	$41.1	$18.5	$5.5
Risk management	(11.6)	(6.0)	(14.5)
Specialty commercial	10.2	10.5	5.0
Public entity	2.5	0.3	0.1
Run-off lines	(12.7)	(67.8)	—

	29.5	(44.5)	(3.9)
Corporate and other income (loss)	(7.8)	(3.2)	(9.9)
Realized investment gains, net	56.0	26.6	17.1
Realized gains on sales of real estate, net	57.6	—	—

Total income (loss) before income tax	$135.3	$(21.1)	$3.3

The following table represents identifiable assets as of December 31, 2003 and 2002:

(in millions)	2003	2002
Excess & surplus lines	$744.2	$498.6
Risk management	1,483.7	1,324.5
Specialty commercial	370.2	351.3
Public entity	80.9	33.4
Run-off lines	—	—
Corporate & other	87.5	1.1

Total	$2,766.5	$2,208.9

Included in identifiable assets as of December 31, 2003 and 2002 was allocated goodwill of $48.5 million for the excess and surplus line segment, $29.8 million for the specialty commercial segment and $27.1 million for the risk management segment.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Run-off Lines

The Company has discontinued active underwriting of certain lines of business, including segments of the general liability market, assumed reinsurance and medical malpractice. Included in the reinsurance assumed and general liability are exposures to claims for asbestos and environmental liabilities. The Company is still obligated to pay losses incurred on these lines, which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. The following table presents the Company’s gross reserves for run-off lines as of December 31:

(in millions)	2003	2002
Run-off lines:
Reinsurance assumed	$167.1	$173.9
Other liability	86.0	100.4
Medical malpractice	17.7	18.3

Total run-off lines	270.8	292.6
Continuing lines	1,210.0	989.0

Total reserves	$1,480.8	$1,281.6

The following table presents the Company’s net underwriting loss from run-off lines for the three years ended December 31:

(in millions)	2003	2002	2001
Run-off lines:
Reinsurance assumed	$(7.4)	$(28.8)	$4.9
Other liability	(5.3)	(38.8)	(9.5)
Medical malpractice	—	(0.2)	4.6

Total run-off lines	(12.7)	(67.8)	—
Continuing lines	(11.0)	(29.3)	(56.7)

Underwriting loss	(23.7)	(97.1)	(56.7)
Corporate and other expenses	0.2	(3.5)	(10.8)

Total underwriting loss	$(23.5)	$(100.6)	$(67.5)

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970’s and into the mid 1980’s. Asbestos and environmental claims have originated from policies directly written by the Company and from reinsurance assumed during this period, including a portion assumed from the London market. Policies written under the direct program did not include coverages for Fortune 500 companies, for which industry analysts believe the bulk of the exposures exist. For the assumed business, the majority of the Company’s exposure is for the second and third wave of asbestos claims, which is assumed to be lower than the primary company’s exposure. The following table represents the total reserves for the Company’s asbestos exposure as of December 31:

(in millions)	2003	2002	2001
Direct written
Case reserves	$19.8	$15.9	$16.2
ULAE	2.4	4.3	1.5
IBNR	53.4	70.4	8.3

Total direct written reserves	75.6	90.6	26.0
Assumed domestic
Case reserves	35.8	28.8	25.3
ULAE	2.3	3.2	4.0
IBNR	40.3	43.5	31.2

Total assumed domestic reserves	78.4	75.5	60.5
Assumed London
Case reserves	15.5	13.0	12.1
ULAE	1.0	1.4	1.1
IBNR	18.5	19.3	6.4

Total assumed London reserves	35.0	33.7	19.6

Total asbestos reserves	$189.0	$199.8	$106.1

Beginning in 1986, standard liability policies contained an express exclusion for asbestos and environmental related damage. During 2002, management identified a limited number of claims associated with certain general liability policies issued through one office from 1985 to the early 1990’s that did not exclude absolute asbestos coverage. Management has conducted analysis on the policy files and believes this is an isolated incident involving one field office over a specified period of time. In the third quarter of 2002, the Company strengthened its asbestos reserves by $7.0 million related to claims under such policies.

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations, and the judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. The Company uses a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined primarily based on the report year method. This method relies most heavily on the Company’s historical claims and severity information. Other methods rely more heavily on industry information. The Company engages an outside consulting actuary to perform an annual analysis on the Company’s exposure to run-off lines.

In the third quarter of 2003, the Company completed an analysis of the recoverability of losses and loss adjustment expense reserves related to asbestos and environmental claims for its run-off lines. This analysis resulted in a decrease to ceded loss and loss adjustment expense reserves, and a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. In the fourth quarter of 2002, the Company strengthened its reserves by $52.8 million resulting in a charge to earnings of the same amount. The reserve strengthening was the result of internal and external studies of its exposures in the run-off lines. Management uses various actuarial methods to determine the potential range of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $152.2 million to 335.5 million. After considering adjustments recorded in 2003 and 2002, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Case reserves and expense reserves for costs have been established where sufficient information has been developed to indicate the involvement of a specified insurance policy. Additionally, incurred but not reported reserves have been established to cover additional exposures on both known and unasserted claims. The following table details paid losses and loss reserves for asbestos and environmental claims as of December 31, 2003:

(in millions, except number of policyholders)	Number of policyholders	Total paid claims for the year ended December 31, 2003	Reserves December 31, 2003 (1)	Percent of total asbestos and environmental reserves
Direct business	296	$7.3	$15.0	8.3%
Assumed - domestic	89	2.9	46.8	26.0%
Assumed - London	370	0.8	18.6	10.3%

		11.0	80.4	44.7%
Unallocated IBNR			99.6	55.3%

Total	755	$11.0	$180.0	100.0%

(1)	net of reinsurance ceded

16. Commitments and Contingencies

Argonaut Insurance Company v. Los Angeles Metropolitan Transit Authority. On August 30, 1996, the Los Angeles County Metropolitan Transportation Authority (“MTA”) filed a civil action against Argonaut Insurance Company alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction and restitution in connection with allegations regarding failures to perform under certain contracts of insurance. The MTA contends that it has been damaged by an unspecified amount.

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses, and intends to vigorously contest these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. Reimbursement is being sought on claims because the amounts paid were within the MTA’s deductible limits or above the MTA’s policy limits and therefore due either from the MTA or excess reinsurers under the terms of the policy issued. In the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for all such amounts on a regular basis in the ordinary course of business. The Company currently carries a receivable on its financial statements in the amount of approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy. Management has consulted with its attorneys regarding the merits of the Company’s claim and based on these discussions believe the $47.6 million owed to Argonaut Insurance Company to be a valid claim. Further, management believes the MTA has the financial wherewithal to pay the Company’s claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

The trial judge for the MTA litigation has ordered that the first stage of this case to be tried before a three-judge panel instead of jury by agreement of the parties during the fourth quarter of 2004. That trial will primarily consider a portion of Argonaut Insurance Company’s counterclaim for sums it contends are due to it from the MTA. To date the Court has ruled on five motions for summary adjudication relating to the recoverability of the receivable and the number of occurrences at issue between the parties. In each instance the Court has adopted the position asserted by Argonaut Insurance Company.

Lila Mitchell, et al. v. Argonaut Insurance Company, et al. On October 7, 2002, an action was filed in the Superior Court of Alameda County, California, Case No. 2002067900 by Western MacArthur Company, MacArthur Company, Western Asbestos Company and certain other individual claimants against Argonaut Insurance Company (“Argonaut”), The Home Insurance Company and The Hartford Accident & Indemnity Company. This case seeks coverage for claims already at issue in the previously filed action entitled Western MacArthur Company and MacArthur Company v. United States Fidelity & Guaranty Co., The Saint Paul Companies, Inc., St. Paul Fire & Marine Ins. Co., and Argonaut Insurance Company, Alameda Superior Court Case No. 721595-7 seeking adjudication of the same issues as presented in that action. Argonaut’s sole nexus to these suits is nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960s and 70’s. Management estimates that approximately 1% of the liabilities associated with

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

previous suits and the entry of default judgments were associated in any way with the operations covered by the Argonaut policies before any adjustment for other applicable coverage and without a determination as to whether Argonaut would be bound by those judgments. Argonaut has in the ordinary course of business established loss reserves and loss adjustment expense reserves in connection with these claims. Based on the above circumstances, management’s evaluation of the Company’s exposure to the Western MacArthur litigation remains unchanged (see note 15).

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

17. Leases

The Company has entered into a fifteen-year capital lease agreement for the home office of one of its subsidiaries. Under the terms of this lease, the Company has the option to purchase the property at any time during the lease for a scheduled price equal to all of the remaining fixed payments discounted at 8.5%, including a required payment of $2.5 million at the end of the lease term. If the Company fails to exercise such option, the lessor may require the Company to purchase the property for $2.5 million at the conclusion of the lease. For financial reporting purposes, the lease has been recorded in other liabilities at its present value using a discount rate of 8.5%. The future minimum rental payments required under this lease are as follows.

(in millions)	Amount Due
2004	$0.7
2005	0.7
2006	0.7
2007	0.7
2008	0.7
Thereafter	4.6

Total	$8.1

The Company leases additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2003, future minimum payments under non-cancelable operating leases are as follows.

(in millions)	Amount Due
2004	$4.7
2005	4.1
2006	2.3
2007	1.5
2008	1.4
Thereafter	2.0

Total	$16.0

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Statutory Accounting Principles

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) vary between jurisdictions. The principal differences are that for statutory-based financial statements deferred policy acquisition costs are not recognized, a portion of the deferred income tax assets are recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a provision for reinsurance is recorded and charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance. Statutory policyholders’ surplus, and net income for the three years ended

December 31, 2003, after intercompany eliminations, of the insurance subsidiaries included in those companies’ respective filings with regulatory authorities are as follows:

(in millions)	2003	2002	2001
Net income	$42.0	$4.4	$18.1
Surplus	$447.7	$258.0	$269.2

Various state insurance laws restrict the amount that may be transferred to Argonaut Group, Inc. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the Company’s net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends. No dividends were paid to the Company during 2003. During 2002, dividends of $11.5 million were paid to the Company by Argonaut Insurance Company and did not require the approval of regulatory authorities. Argonaut Insurance Company is an immediate subsidiary of the Company and is regulated by the California Insurance Code. Under California Insurance Regulations, Argonaut Insurance Company is permitted to pay dividends in 2004 up to $34.9 million to Argonaut Group. Colony Insurance Company, a direct subsidiary of the Company, is regulated by the Virginia Department of Insurance. Under Virginia Insurance Regulations, Colony Insurance Company is permitted to pay dividends in 2004 up to $8.2 million to Argonaut Group. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

On January 30, 2004, the California Department of Insurance approved an extraordinary dividend from Argonaut Insurance Company to Argonaut Group, Inc., in the amount of $76.8 million in the form of all the outstanding stock of one of its subsidiaries. The dividend was conditional on Argonaut Group, Inc. contributing capital to Argonaut Insurance Company in an amount not less than $71.0 million. The transactions were completed in February 2004.

19. Acquisition

On August 23, 2001, pursuant to an Agreement and Plan of Merger, and Assignment and Assumption Agreement (the “Agreement”) dated May 7, 2001 and August 15, 2001 respectively, the Company acquired all of the outstanding stock of Front Royal. Front Royal operated specialty niche insurance underwriters with particular expertise in excess and surplus lines and workers’ compensation for targeted types of businesses. Its principal subsidiaries were Colony Insurance Group, located in Richmond, Virginia, and Rockwood Casualty Insurance Company, located in Rockwood, Pennsylvania. The Company paid $165.0 million in cash for all the issued and outstanding stock of Front Royal as of the date of acquisition. During 2002, the Company paid an additional $3.3 million to the former shareholders’ of Front Royal, representing additional consideration and interest, and was recorded as an increase to goodwill. Front Royal’s operating results are included in the Company’s consolidated statement of income from the date of acquisition.

The Front Royal acquisition was recorded under the purchase method of accounting and in accordance with SFAS No. 141. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair value of assets acquired and liabilities assumed is summarized as follows:

(in millions)
Fair value of assets acquired	$466.4
Goodwill	78.3
Liabilities assumed	(376.4)

Cash paid for acquisition	168.3
Cash acquired	(2.1)

Net cash paid	$166.2

Included in liabilities assumed was debt of $26.3 million, which was re-paid by the Company subsequent to acquisition.

The following pro forma consolidated data present operating results of the Company as if the acquisition of Front Royal had occurred January 1, 2001. The pro forma results are not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at the dates indicated or of the consolidated results of future operations.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions, except per share amounts)	Year ended December 31, 2001
(unaudited)
Revenue	$400.0
Net income	4.6
Per share data
Primary	$0.21
Fully diluted	$0.21

20. Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the twelve months ended December 31, 2003, these payments totaled $0.5 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company’s board of directors. As of December 31, 2003, Fayez Sarofim & Co. managed $151.2 million fair value of the Company’s investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, the Company sold 2,453,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”) to HCC Insurance Holdings, Inc. (“HCC”) (see note 9). The preferred shares will pay a 7 percent dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the board of directors. As of December 31, 2003, dividends of $1.8 million were declared, with $0.6 million being accrued and payable as of December 31, 2003.

On March 31, 2003, the Company borrowed $18.0 million from HCC. The note payable was due March 31, 2006, bore interest at 12% annually and was prepayable at the Company’s option at anytime. The note contained certain covenants, one of which required repayment should the Company enter into other debt agreements or issue additional shares of Series A Mandatory Convertible Preferred Stock. On April 16, 2003, the Company repaid $6.0 million principal amount of the note, plus accrued interest in conjunction with the issuance and proceeds of additional preferred shares. On May 7, 2003, the Company received a waiver from HCC of the requirement to use proceeds from the Company’s issuance of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 to repay the note payable (see note 8). In November 2003, HCC converted approximately $8.9 million of the outstanding note balance into the Company’s common shares (see note 9). In December 2003, the Company paid off the outstanding principal and interest in full.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC. As of December 31, 2003, the Company ceded approximately $41.3 million of gross written premiums, $17.1 million of earned premiums and $14.3 million of losses and loss adjustment expenses. The Company receives a ceding commission to offset its acquisition costs related to these premiums. As of December 31, 2003, the Company had earned a ceding commission of $3.0 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance program with HCC. Under the terms of the agreements, the Company will assume 3.33% of the losses under HCC’s USA Directors and Officers Liability program. Additionally, the Company will assume 5.0% of the losses under HCC’s International Directors and Officers Liability program. As of December 31, 2003, gross written premiums recorded under this program totaled $12.6. The Company will pay to HCC ceding and other commissions to offset costs related to these premiums. For the year ended December 31, 2003, the Company expensed ceding and other commissions of $1.3 million.

On March 12, 2003, the Company entered into a reinsurance consulting agreement with Rattner Mackenzie (Bermuda) Ltd., a wholly-owned subsidiary of HCC, pursuant to which Rattner Mackenzie provides reinsurance consulting advice to the Company’s insurance subsidiaries for an annual fee of $250,000. The agreement expires on March 31, 2007.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent to December 31, 2003, HCC acquired additional shares of the Company’s common stock on the open market, thereby increasing its current ownership percentage (on a fully diluted basis) to 10.33% and is therefore a related party to the Company.

21. Quarterly Financial Data — Unaudited

The following table represents unaudited quarterly financial data for the years ended December 31, 2003 and 2002. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenues and net income include gains on the sale of investments. The Company cannot anticipate when or if similar gains may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2003
Total revenues	$193.6	$165.9	$209.9	$160.6
Net income before taxes	56.7	10.3	53.5	14.8
Net income	33.6	19.7	24.7	31.0
Net income per common share
Basic*	$1.55	$0.89	$1.11	$1.21
Diluted*	$1.55	$0.80	$1.00	$1.10
Comprehensive income (loss)	28.9	37.7	(11.8)	34.4

2002
Total revenues	$106.0	$103.7	$110.4	$137.8
Net income (loss) before taxes	10.8	9.3	6.1	(47.3)
Net income (loss)	7.5	6.1	4.7	(105.3)
Net income (loss) per common share
Basic*	$0.35	$0.28	$0.22	$(4.88)
Diluted*	$0.34	$0.28	$0.22	$(4.88)
Comprehensive income (loss)	12.0	5.7	(22.4)	(103.1)

*	Basic and diluted earnings per share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per share data may not equal the net income per share for the year.

First quarter 2003 total revenue per the table above does not agree to total revenue per the March 31 quarterly report on Form 10-Q. The Company inadvertently classified interest expense of $2.2 million as a reduction of net investment income. Total revenue per the above table reflects the proper classification of the interest expense as a separate component of total expenses.

The fourth quarter of 2002 results of operations were adversely impacted by the reserve strengthening of $52.8 million in the run-off lines as discussed in note 15 and by the establishment of a valuation allowance of $71.9 million on deferred taxes as discussed in note 5.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Shareholders of Argonaut Group, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Argonaut Group, Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, based on our audit and the report of other auditors, fairly state in all material respects then financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Francisco, California

January 29, 2002

THIS INDEPENDENT PUBLIC ACCOUNTANTS’ REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS REPORT; NOR HAS ARTHUR ANDERSEN LLP CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K (AFTER REASONABLE EFFORTS TO OBTAIN SUCH CONSENT). WHILE THE EXTENT OF ANY RESULTING LIMITATIONS ON RECOVERY BY INVESTORS IS UNCLEAR, THE LACK OF A CURRENTLY DATED CONSENT TO THE INCLUSION OF SUCH REPORT IN THIS ANNUAL REPORT ON FORM 10-K AND TO THE INCORPORATION OF SUCH REPORT INTO ANY OTHER FILING COULD LIMIT THE TIME WITHIN WHICH ANY ACTIONS MUST BE BROUGHT BY INVESTORS AGAINST ARTHUR ANDERSEN LLP FOR LIABILITIES ARISING UNDER SECTION 11 OF THE SECURITIES ACT OF 1933.

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

($ in millions)

BALANCE SHEETS

	December 31,
	2003	2002
Assets
Short-term investments	$88.3	$—
Cash & cash equivalents	25.5	1.9
Investment in subsidiaries	491.2	344.7
Cost in excess of net assets purchased	27.4	27.4
Deferred federal income taxes	(51.1)	(17.4)
Other assets	10.0	8.1

Total Assets	$591.3	$364.7

Liabilities & Shareholders’ Equity
Income taxes payable	$18.9	$6.6
Junior subordinated debentures	27.5	—
Other liabilities	1.8	1.8
Due to subsidiaries	3.9	28.6

Total Liabilities	52.1	37.0

Shareholders’ Equity	539.2	327.7

Total Liabilities and Shareholders’ Equity	$591.3	$364.7

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2003	2002	2001
Revenues	$3.2	$0.5	$(0.5)

Expenses:
Amortization of cost in excess of net assets	—	—	2.8
Other expenses	8.4	9.8	4.1

Total operating expenses	8.4	9.8	6.9

Loss before tax and undistributed earnings	(5.2)	(9.3)	(7.4)
Provision (benefit) for income taxes	(1.1)	3.1	(1.2)

Net loss before equity in earnings of subsidiaries	(4.1)	(12.4)	(6.2)
Equity in undistributed earnings (loss) of subsidiaries	113.1	(74.6)	9.1

Net Income (loss)	$109.0	$(87.0)	$2.9

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

($ in millions)

STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$109.0	$(87.0)	$2.9
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Amortization and depreciation	0.5	0.6	2.8
Undistributed loss (earnings) in subsidiaries	(113.1)	74.6	(9.1)
Dividend from subsidiary	—	11.5	34.1
Capital contribution to subsidiary	(53.3)	—	—
Decrease in deferred federal income taxes receivable	33.7	10.6	3.2
Increase (decrease) in due from/to subsidiaries	(24.7)	(6.3)	2.1
Increase (decrease) in income taxes payable	12.3	3.5	(0.5)
Other, net	(2.1)	3.6	0.9

Cash provided (used) by operating activities	(37.7)	11.1	36.4

Cash flows from investing activities:
Acquisition of fixed assets	—	(1.0)	—
Change in short-term investments	(88.3)	4.4	(3.4)

Cash provided (used) by investing activities	(88.3)	3.4	(3.4)

Cash flows from financing activities:
Issuance of Series A mandatory convertible preferred stock	34.6	—	—
Issuance of junior subordinated debentures	27.5	—	—
Retirement of common stock	—	—	(3.2)
Stock options exercised	—	0.4	—
Secondary common stock offering	79.8	—	—
Proceeds from related party note payable	18.0	—	—
Payments on related party note payable	(9.1)	—	—
Payment of cash dividend to common shareholders	—	(13.1)	(29.8)
Payment of cash dividend to preferred shareholders	(1.2)	—	—

Cash provided (used) by financing activities	149.6	(12.7)	(33.0)

Change in cash & cash equivalents	23.6	1.8	0.0
Cash & cash equivalents, beginning of period	1.9	0.1	0.1

Cash & cash equivalents, end of period	$25.5	$1.9	$0.1

ARGONAUT GROUP, INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2003, 2002, and 2001

($ in millions)

Segment	DAC (a)	Future Benefits (b)	UPR (c)	Premium Revenue (d)	Net Invest. Income (e) (l)	Ben, Loss, & LAE (f)	Amortization (Deferral) DPAC (g)	Other Insur. Exp (h) (2)	Premiums Written (i)
Year Ended December 31, 2003
Excess & Surplus Lines	$34.8	$345.5	$173.5	$286.6	$15.5	$177.6	$(3.9)	$87.3	$301.3
Specialty Commercial	14.4	182.0	70.4	120.8	9.6	85.6	(1.1)	35.7	124.1
Specialty Workers’ Compensation	12.6	653.7	105.5	122.4	27.3	100.2	0.5	60.6	115.8
Public Entity	0.7	28.8	3.9	33.0	0.8	20.9	(3.2)	13.6	51.3
Run-off Lines	—	270.8	—	—	—	12.7	—	—	—
Corporate & Other	—	—	—	—	0.4	(1.8)	—	1.5	—

	$62.5	$1,480.8	$353.3	$562.8	$53.6	$395.2	$(7.7)	$198.7	$592.5

Year Ended December 31, 2002
Excess & Surplus Lines	$30.8	$180.1	$134.7	$152.3	$10.4	$96.6	$(15.1)	$62.7	$219.3
Specialty Commercial	10.9	172.2	61.3	105.4	10.2	74.8	(2.6)	32.9	111.0
Specialty Workers’ Compensation	13.0	630.0	88.9	109.2	31.4	94.5	(13.0)	65.1	134.2
Public Entity	—	6.7	—	11.5	0.6	8.1	(1.7)	5.4	19.5
Run-off Lines	—	292.6	—	—	—	60.6	—	7.2	—
Corporate & Other	—	—	—	—	0.3	—	—	3.5	—

	$54.7	$1,281.6	$284.9	$378.4	$52.9	$334.6	$(32.4)	$176.8	$484.0

Year Ended December 31, 2001
Excess & Surplus Lines	$15.7	$138.7	$64.1	$36.8	$3.3	$22.3	$—	$12.3	$39.8
Specialty Commercial	6.6	156.9	43.3	54.5	6.7	40.3	(1.2)	17.1	55.3
Specialty Workers’ Compensation	—	622.2	56.3	126.5	42.5	129.2	—	54.4	118.0
Public Entity	—	5.6	—	4.1	0.2	3.0	(0.8)	2.0	6.5
Run-off Lines	—	224.4	—	—	—	(5.1)	—	5.1	—
Corporate & Other	—	—	—	—	0.9	—	—	10.7	—

	$22.3	$1,147.8	$163.7	$221.9	$53.6	$189.7	$(2.0)	$101.6	$219.6

(a)	Deferred Acquisition Costs
(b)	Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, and Claim Adjustment Expenses
(g)	Amortization of Deferred Policy Acquisition Costs
(h)	Other Insurance Expenses
(i)	Premiums Written, net
(1)	Net investment income allocated based upon each segment’s share of investable funds
(2)	Other insurance expenses allocated based on specific identification, where possible, and related activities.

ARGONAUT GROUP, INC.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2003
Deducted from assets:
Valuation allowance for deferred tax asset	$71.9		$—	$22.8	$49.1

Year ended December 31, 2002
Deducted from assets:
Valuation allowance for deferred tax asset	$—	$71.9	$—	$—	$71.9

ARGONAUT GROUP, INC.

SCHEDULE VI

SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)

	Years Ended December 31,
	2003	2002	2001
Deferred acquisition costs	$62.5	$54.7	$22.3

Reserves for losses and loss adjustment expenses	$1,480.8	$1,281.6	$1,147.8

Unamortized discount in reserves for losses	$45.6	$45.4	$45.9

Unearned premium	$353.3	$284.9	$163.7

Premiums earned	$562.8	$378.4	$221.9

Net investment income	$53.6	$52.9	$53.6

Losses and loss adjustment expenses incurred:
Current Year	$351.5	$272.6	$172.5
Prior Years	$43.8	$62.0	$17.2

Deferral of policy acquisition costs	$(7.7)	$(32.4)	$(2.0)

Paid losses and loss adjustment expenses, net of reinsurance	$268.5	$261.0	$214.9

Gross premiums written	$788.3	$622.1	$272.1