Form 10-Q
period 2004-03-31
ARGONAUT GROUP INC
filed 2004-05-07
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 6, 2004

         Title                                                 Outstanding

Common Stock, par value $0.10 per share                        27,613,563

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                       Page No.

Part I.  FINANCIAL INFORMATION:

     Item 1.  Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets
                March 31, 2004 and December 31, 2003......................    3

               Condensed Consolidated Statements of Operations
                Three months ended March 31, 2004 and 2003................    4

               Condensed Consolidated Statements of Comprehensive Income
                Three months ended March 31, 2004 and 2003................    5

               Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 2004 and 2003................    6

               Notes to Condensed Consolidated Financial Statements.......    7

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............   15

     Item 3.  Qualitative and Quantitative Disclosure About Market Risk....   23

     Item 4.  Controls and Procedures......................................   24

Part II. OTHER INFORMATION:

     Item 1. Legal Proceedings.............................................   25
     Item 2.  Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities...........................   25
     Item 3. Default Upon Senior Securities................................   25
     Item 4. Submission of Matters to a Vote of Security Holders...........   25
     Item 5. Other Information.............................................   25
     Item 6. Exhibits and Reports on Form 8-K  ............................   25

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in millions, except per share amounts)

                                                                                            March 31,      December 31,
                                                                                              2004             2003
                                                                                          --------------   --------------
                                                                                           (Unaudited)
Assets:
   Investments:
     Fixed maturities, at fair value (cost: 2004 - $1,266.5; 2003 - $1,154.9)                 $ 1,313.0        $ 1,190.9
     Equity securities, at fair value (cost: 2004 - $109.6; 2003 - $107.0)                        172.6            170.7
     Other long-term investments, at fair value (cost: 2004 - $11.9; 2003 - $12.1)                 12.9             12.5
     Short-term investments, at fair value which approximates cost                                150.2            179.1
                                                                                          --------------   --------------
   Total investments                                                                            1,648.7          1,553.2
                                                                                          --------------   --------------
   Cash and cash equivalents                                                                       33.8             75.6
   Accrued investment income                                                                       12.8             14.6
   Premiums receivable                                                                            236.1            246.1
   Reinsurance recoverable                                                                        550.8            535.0
   Notes receivable                                                                                37.9             46.4
   Goodwill                                                                                       105.7            105.7
   Deferred federal income tax asset, net                                                          27.1             27.5
   Deferred acquisition costs, net                                                                 61.7             62.5
   Other assets                                                                                   109.7             99.9
                                                                                          --------------   --------------
 Total assets                                                                                  $ 2,824.3        $ 2,766.5
                                                                                          ==============   ==============

Liabilities:
   Reserves for losses and loss adjustment expenses                                           $ 1,502.5        $ 1,480.8
   Unearned premiums                                                                              349.4            353.3
   Funds held                                                                                     191.4            187.2
   Deferred gain, retroactive reinsurance                                                          42.9             43.3
   Junior subordinated debentures                                                                  27.5             27.5
   Income taxes payable, net                                                                       11.4             19.7
   Accrued expenses and other liabilities                                                         135.1            115.5
                                                                                          --------------   --------------
 Total liabilities                                                                               2,260.2          2,227.3
                                                                                          --------------   --------------
Shareholders' equity:
   Preferred stock -$0.10 par,  5,000,000 shares authorized
     Series A mandatory convertible preferred stock - 2,953,310 shares
     issued and outstanding at March 31, 2004 and December 31, 2003                                 0.3              0.3
   Common stock - $0.10 par, 35,000,000 shares authorized; 27,596,825 and 27,596,325
     shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively            2.8              2.8
   Additional paid-in capital                                                                     223.6            220.5
   Retained earnings                                                                              270.8            253.1
   Deferred stock compensation                                                                     (5.3)            (2.6)
   Accumulated other comprehensive income, net                                                     71.9             65.1
                                                                                          --------------   --------------
Total shareholders' equity                                                                        564.1            539.2
                                                                                          --------------   --------------
Total liabilities and shareholders' equity                                                    $ 2,824.3        $ 2,766.5
                                                                                          ==============   ==============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                        2004           2003
                                                   -------------  -------------
Premiums and other revenue:
    Earned premiums                                     $ 153.8        $ 124.1
    Net investment income                                  14.7           13.5
    Realized investment gains, net                          2.5           56.0
                                                   -------------  -------------
Total revenue                                             171.0          193.6
                                                   -------------  -------------

Expenses:
    Losses and loss adjustment expenses                    96.0           87.3
    Underwriting, acquisition, and
      insurance expenses                                   54.6           47.4
    Interest expense                                        2.1            2.2
                                                   -------------  -------------
Total expenses                                            152.7          136.9
                                                   -------------  -------------

Income before income taxes                                 18.3           56.7
Provision for income taxes                                   -            23.1
                                                   -------------  -------------
Net income                                               $ 18.3         $ 33.6
                                                   =============  =============

Net income per common share:
        Basic                                            $ 0.64         $ 1.55
                                                   =============  =============
        Diluted                                          $ 0.60         $ 1.55
                                                   =============  =============

Weighted average common shares:
        Basic                                        27,596,611     21,603,503
                                                   =============  =============
        Diluted                                      30,718,591     21,636,318
                                                   =============  =============


See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------

                                                           2004         2003
                                                       ------------  -----------

Net income                                                  $ 18.3       $ 33.6
                                                       ------------  -----------

Other comprehensive income (loss):
    Unrealized gains (losses)
        on securities:
      Gains (losses) arising during
        the period                                            13.0         (9.0)
      Reclassification adjustment
        for (gains)/ losses included in net income            (2.5)         1.6
                                                       ------------  -----------
Other comprehensive income (loss) before tax                  10.5         (7.4)
Income tax provision (benefit) related to other
    comprehensive income (loss)                                3.7         (2.6)
                                                       ------------  -----------

Other comprehensive income (loss), net of tax                  6.8         (4.8)
                                                       ------------  -----------

Comprehensive income                                        $ 25.1        $ 28.8
                                                       ============  ===========



See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (Unaudited)

                                                           Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
Cash flows from operating activities:
    Net income                                            $ 18.3         $ 33.6
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization and depreciation                        3.8            2.8
        Deferred federal income tax expense                 (3.3)           9.6
        (Gains) losses on sales of investments              (2.5)           1.6
        Gains on sales of real estate                         -           (57.6)
    Change in:
    Accrued investment income                                1.8            1.6
    Receivables                                             (5.8)           2.8
    Unearned premiums on ceded reinsurance                  (8.5)         (10.6)
    Reserves for losses and loss adjustment expenses        21.7           30.6
    Unearned premiums                                       (3.9)           8.6
    Other assets and liabilities, net                       (6.7)           4.1
                                                    ------------   ------------
Cash provided by operating activities                       14.9           27.1
                                                    ------------   ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                    105.9            4.2
    Maturities and mandatory calls of fixed
      maturity investments                                  70.5           75.2
    Sales of equity securities                               2.4            1.7
    Purchases of fixed maturity investments               (287.7)        (148.7)
    Purchases of equity securities                          (4.4)          (0.7)
    Change in short-term investments                        28.9           (9.6)
    Net cash received from sale of real estate               8.5            6.5
    Other, net                                              20.0            7.7
                                                    ------------   ------------
Cash used by investing activities                          (55.9)         (63.7)
                                                    ------------   ------------

Cash flows from financing activities:
    Issuance of Series A mandatory convertible
      preferred stock                                         -            35.4
    Related party note payable                                -            12.0
    Secondary common stock offering expense                 (0.2)           -
    Payment of cash dividend on preferred stock             (0.6)           -
                                                     ------------   ------------
Cash provided (used) by financing activities:               (0.8)          47.4
                                                     ------------   ------------

Change in cash and cash equivalents                        (41.8)          10.8
Cash and cash equivalents, beginning of period              75.6           77.4
                                                     ------------   ------------
Cash and cash equivalents, end of period                  $ 33.8         $ 88.2
                                                     ============   ============


See accompanying notes

               ARGONAUT GROUP, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries (collectively "Argonaut Group" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004.

The interim financial data as of March 31, 2004 and 2003 and for the three months ended March 31, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. SFAS No. 132, as revised, is effective for fiscal years ending after December 15, 2003. The Company adopted the provisions of SFAS No. 132, as revised, effective December 15, 2003.

Effective November 2003, the Company curtailed its pension plan. This curtailment resulted in a reduction of pension expense of $3.9 million, which was recognized in 2003. As of the curtailment date, pension plan was over funded, resulting in a prepaid pension asset of approximately $7.3 million. The estimated pension liability as of the curtailment date was $25.2 million (vested and non-vested participants). Based on the current funding status of the pension plan, the effects of the curtailment, the expected changes in pension plan asset values and pension obligations in 2004, the Company does not believe any significant pension expense will be recognized during 2004. Additionally, the Company believes that no significant funding of its pension plan will be required during the year ended December 31, 2004.

Note 3 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three months ended March 31, 2004 and 2003:

                                                          Three Months Ended
                                                                March 31,
                                                      --------------------------
(Dollars in millions except per share data)                2004          2003
                                                      ------------  ------------

Net income                                                 $ 18.3         $ 33.6
Preferred stock dividends                                    (0.6)           -
                                                      ------------  ------------
Income available to common shareholders                      17.7           33.6
Effect of dilutive securities:
    Preferred stock dividends                                 0.6            -
                                                      ------------  ------------
Income available to common shareholders
after assumed conversion                                   $ 18.3         $ 33.6

Weighted average shares-basic                          27,596,611     21,603,503
Effect of dilutive securities:
Stock options                                             168,670            -
Convertible preferred stock                             2,953,310         32,815
                                                      ------------  ------------

Weighted average shares-diluted                        30,718,591     21,636,318
                                                      ============  ============

Net income per common share-basic                          $ 0.64         $ 1.55
Net income  per common share-diluted                       $ 0.60         $ 1.55


For the three months ended March 31, 2004, options to purchase 1,180,800 shares of common stock at a price ranging from $17.88 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2005 through 2014. For the three months ended March 31, 2003, options to purchase 1,829,550 shares of common stock at a price ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2004 through 2013.

Note 4 - Dividends to Common Shareholders

In conjunction with the sale of the Series A Mandatory Convertible Preferred Stock in March 2003, the Company suspended dividend payments to common shareholders for a period of two years. No dividends were declared or paid to common shareholders during the three months ended March 31, 2004 and 2003.

Note 5 - Income Taxes

The Company's income tax provision includes the following components:

                                                           Three Months Ended
                                                             March 31,
                                                    ---------------------------
(in millions)                                          2004           2003
                                                    ------------   ------------

Current tax provision                                     $ 3.4         $  6.3
Deferred tax provision (benefit) related to:
Future tax deductions                                       0.2           (3.5)
Net operating loss carryforward                             2.7           21.3
Deferred alternative minimum tax provision                 (0.3)          (1.2)
Valuation allowance change                                 (6.0)           0.2
                                                    ------------   ------------
Income tax provision                                      $  -          $ 23.1
                                                    ============   ============

A reconciliation of the Company's income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

                                                             Three Months Ended
                                                               March 31,
                                                     ---------------------------
(in millions)                                            2004           2003
                                                     ------------   ------------

Income tax provision at statutory rates (35%)              $ 6.4         $ 18.1
Tax effect of:
Tax exempt interest                                           -            (0.1)
Dividends received deduction                                (0.2)          (0.2)
Valuation allowance change                                  (6.0)           0.2
Other permanent adjustments, net                            (0.1)            -
State income tax provision                                  (0.1)           5.1
                                                     ------------   ------------
Income tax provision                                        $ -          $ 23.1
                                                     ============   ============

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company's deferred tax asset is supported by tax planning strategies, the reversal of taxable temporary differences and the recognition of future income. For the three months ended March 31, 2004, the Company reduced the deferred tax asset valuation allowance by $6.0 million. At March 31, 2004, the Company has a deferred tax asset of $27.1 million, net of a deferred tax asset valuation allowance of $43.1 million. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly.

Note 6 - Stock-Based Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

As of March 31, 2004, the Company had granted 272,137 shares of non-vested stock. The non-vested shares vest in equal annual installments over a period of three to four years, subject to continued employment. The stock is not issued until the vesting requirements are met. Thus, the stock does not carry any voting or dividend rights. Compensation expense for non-vested stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. For the three months ended March 31, 2004 and 2003, the Company recognized deferred stock compensation expense of $0.3 million and $0.2 million, respectively.

In August 2003, the Company granted selected executives and other key employees stock option awards whose vesting is contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense over the vesting period of these options. For the three months ended March 31, 2004, the Company recognized compensation expense of $0.2 million related to these stock options.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
(in millions, except per share amounts)                           2004     2003
                                                              ---------  -------

Net income, as reported                                         $ 18.3   $ 33.6
Add: Total deferred stock compensation expense included
     in reported net income, net of taxes                          0.3      0.1
Deduct: Total stock-based employee compensation
     determined under fair value based methods for all
     awards, net of tax                                           (0.5)    (0.2)
                                                              ---------  -------
Pro forma net income                                            $ 18.1   $ 33.5
                                                              =========  =======
Earnings per share
     Basic - as reported                                        $ 0.64    $ 1.55
     Basic - pro forma                                          $ 0.63    $ 1.55

     Diluted - as reported                                      $ 0.60    $ 1.55
     Diluted - pro forma                                        $ 0.59    $ 1.55


Note 7 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $30.0 million and $26.2 million as of March 31, 2004 and 2003, respectively:

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       -----------------------
(in millions)                                                                             2004        2003
                                                                                       ----------- -----------
Net reserves - beginning of year                                                         $  965.5    $  838.2
Net reserves ceded under retroactive reinsurance contracts                                    0.4        (2.0)

Add:
  Loss and LAE incurred during calendar year, net of reinsurance:
   Current accident year                                                                     98.3        82.6
   Prior accident years                                                                      (2.3)        4.7
                                                                                       ----------- -----------
  Loss and LAE incurred during current accident year, net of reinsurance                     96.0        87.3

Deduct:
  Loss and LAE payments made during current calendar year, net of reinsurance:
   Current accident year                                                                      5.0         5.5
   Prior accident years                                                                      74.6        55.7
                                                                                       ----------- -----------
  Loss and LAE payments made during current calendar year, net of reinsurance:               79.6        61.2
                                                                                       ----------- -----------
Net reserves, end of period                                                                 982.3       862.3

Add:
  Reinsurance recoverable on unpaid losses & LAE, end of period                             520.2       449.9
                                                                                       ----------- -----------
Gross reserves - end of period                                                           $1,502.5    $1,312.2
                                                                                       =========== ===========

Note 8 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following:

                                                        March 31,   December 31,
(in millions)                                             2004         2003
                                                     ------------   ------------

Accrued underwriting expenses                             $  53.6        $  58.9
Ceded reinsurance payable, net                               34.5           28.8
Securities payable                                           25.3            5.2
Accrued policyholder dividends                                3.5            3.9
Capital lease                                                 4.3            4.2
Agency plant                                                  4.2            4.2
Other liabilities                                             9.7           10.3
                                                     ------------   ------------
Total accrued expenses and other liabilities              $ 135.1        $ 115.5
                                                     ============   ============


Note 9 - Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2004 and 2003 were as follows:

                                                  Three Months Ended
                                                        March 31,
                                              -----------------------------
(in millions)                                     2004            2003
                                              -------------   -------------

Commissions                                         $ 25.9          $ 21.9
General Expenses                                      22.5            23.0
State assessments                                      3.7             2.0
Taxes, licenses and bureau fees                        2.4             2.9
                                              -------------   -------------
                                                      54.5            49.8
Deferral of policy acquisition costs                   0.1            (2.4)
                                              -------------   -------------

Total underwriting, acquisition and
insurance expense                                   $ 54.6          $ 47.4
                                              =============   =============

Note 10 - Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, risk management, specialty commercial and public entity. Additionally, the Company no longer underwrites certain coverages and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment's insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

Revenues and income before taxes for each reporting group were as follows:

                                                     Three Months Ended
                                                         March 31,
                                                 ---------------------------
(in millions)                                       2004           2003
                                                 ------------   ------------
Revenues:
Earned premiums
       Excess & surplus lines                        $  74.1        $  62.0
       Risk management                                  34.3           28.5
       Specialty commercial                             31.8           28.1
       Public entity                                    13.6            5.5
       Run-off lines                                       -              -
                                                 ------------   ------------
Total earned premiums                                  153.8          124.1
Net investment income
       Excess & surplus lines                            4.7            3.4
       Risk management                                   7.0            7.3
       Specialty commercial                              2.6            2.2
       Public entity                                     0.3            0.2
       Run-off lines                                       -              -
       Corporate & other                                 0.1            0.4
                                                 ------------   ------------
Total net investment income                             14.7           13.5
Realized investment gains, net                           2.5           56.0
                                                 ------------   ------------
Total revenue                                        $ 171.0        $ 193.6
                                                 ============   ============
Income (loss) before income tax
       Excess & surplus lines                           11.9            7.9
       Risk management                                   2.7           (8.0)
       Specialty commercial                              4.3            2.3
       Public entity                                     0.9            0.3
       Run-off lines                                      -              -
                                                 ------------   ------------
Total segment income before taxes                       19.8            2.5
Corporate & other                                       (4.0)          (1.8)
Net realized investment gains (losses)                   2.5           (1.6)
Net realized gains on sales of real estate                 -           57.6
                                                 ------------   ------------
Total income before income tax                        $ 18.3         $ 56.7
                                                 ============   ============

Identifiable assets for each reporting group were as follows:

                                           March 31,        December 31,
(in millions)                                 2004              2003
                                         ---------------   ---------------

Excess & surplus lines                        $   801.3         $   744.2
Risk management                                 1,554.2           1,483.7
Specialty commercial                              384.1             370.2
Public entity                                      80.9              80.9
Run-off lines                                        -                 -
Corporate & other                                   3.8              87.5
                                         ---------------   ---------------
Total                                         $ 2,824.3         $ 2,766.5
                                         ===============   ===============

Note 11 - Supplemental Cash Flows Information

Income taxes paid. The Company paid income taxes of $11.6 million during the three months ended March 31, 2004. No income taxes were paid for the same period ended 2003.

Interest paid. The Company paid interest on the junior subordinated debentures of $0.2 million during the three months ended March 31, 2004. No interest was paid by the Company during the three months ended March 31, 2003.

Notes receivable. The Company received non-cash proceeds in the form of notes receivable in the amount of $51.2 million in conjunction with the sales of certain real estate holdings during the three months ended March 31, 2003. Cash payments in the amount of $8.5 million were received during the three months ended March 31, 2004, and the balance of these notes was $37.9 million as of March 31, 2004.

Note 12 - Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the three months ended March 31, 2004, these payments totaled $0.1 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of March 31, 2004, Fayez Sarofim & Co. managed $151.7 million fair value of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. ("HCC"), a greater than 10% shareholder. For the three months ended March 31, 2004, the Company ceded approximately $14.4 million of gross written premiums, $12.7 million of earned premiums and $7.3 million of losses and loss adjustment expenses. The Company earned a ceding commission of $2.5 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC's USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC's International Directors and Officers Liability program. Effective January 1, 2004, the agreement was amended and Argonaut Insurance Company now assumes 1.5% of the premiums and losses under each program. For the three months ended March 31, 2004, gross written premiums recorded under this program totaled $1.7 million. For the three months ended March 31, 2004, the Company expensed ceding and other commissions of $0.6 million related to this business.

Note 13 - Subsequent Events

On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies") entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance Company polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance Company as a condition to receiving payment. In its 2003 Form 10-K, the Company estimated that approximately 1% of the existing liabilities associated with previous suits and the entry of default judgments being sought in the litigation were associated with operations covered by the Argonaut Insurance Company. Argonaut Insurance Company's portion of the funds contributed by all carriers to the bankruptcy trust as final settlement of both existing and future liabilities in this matter represents approximately 0.5% of the total funding.

On April 29, 2004, Argonaut Group Statutory Trust IV, a wholly-owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale to buy a series of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 from the Company.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 3.85% (not to exceed 12.5% on or after May 15, 2009), which rate will be reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After April 29, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company will also have the right to redeem all of the Debentures prior to April 29, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

The Company will use the net proceeds from the sale of the Debentures for general corporate purposes.

Item 2.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition

The following is a discussion and analysis of the consolidated results of operations and financial condition of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three months ended March 31, 2004 and 2003. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004.

Forward Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Conditions, Qualitative and Quantitative Disclosures About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                                  Three Months Ended
                                                      March 31,
                                              ----------------------------
(in millions)                                     2004           2003
                                              -------------  -------------

Gross written premiums                             $ 200.1        $ 173.9
                                              =============  =============

Earned premiums                                    $ 153.8        $ 124.1
Net investment income                                 14.7           13.5
Realized investment gains, net                         2.5           56.0
                                              -------------  -------------
Total revenue                                      $ 171.0        $ 193.6
                                              =============  =============

Income before taxes                                   18.3           56.7
Provision for income taxes                              -            23.1
                                              -------------  -------------
Net income                                         $  18.3        $  33.6
                                              =============  =============

Combined ratio                                       97.9%         108.5%
                                              =============  =============

The increase in consolidated gross written premiums was primarily attributable to an increase in renewal business. For the three months ended March 31, 2004, consolidated gross written premiums from renewal business totaled $102.1 million, compared to $81.9 million for the same period in 2003. The increase in premiums on renewal business was primarily the result of rate increases across virtually all lines of business. Also included in consolidated gross written premiums for the three months ended March 31, 2004 was $91.9 million in premiums from new business, compared to $100.8 million for the same period of 2003. The Company entered into two renewal rights agreements in December 2003, which accounted for approximately $8.0 million of premiums from new business in the first three months of 2004. Consolidated gross written premiums for the three months ended March 31, 2004 were also impacted by approximately $12.0 million of premiums written and assumed under various reinsurance agreements, partially offset by endorsements and cancellations of $5.9 million. The increase in consolidated earned premiums for the three months ended March 31, 2004 as compared to the same period in 2003 was primarily the result of growth in all lines due to rate increases and new business written in 2003 as well as business emanating from renewal rights acquisitions entered into in 2002 and 2003.

Consolidated net investment income was comparable between periods due to lower yields offset by higher invested balances due to the investment of proceeds from various capital raising initiatives combined with positive cash flows from operations. Consolidated invested assets totaled $1,648.7 million and $1,249.9 million at March 31, 2004 and 2003, respectively.

The Company manages its investment portfolio to minimize losses, both realized and unrealized. Realized investment gains for the three months ended March 31, 2004 were $2.5 million, compared to $56.0 million for the same period in 2003. Realized investment gains for the three months ended March 31, 2003 included gains on sales of three real estate holdings totaling $57.6 million. Included in realized investment gains as of March 31, 2003 are write downs of $2.3 million due to the recognition of other than temporary impairments of securities. As of March 31, 2004, no other than temporary impairments were identified in the Company's investment portfolio.

Consolidated losses and loss adjustment expenses were $96.0 million and $87.3 million for the three months ended March 31, 2004 and 2003, respectively. The consolidated loss ratios were 62.4% for the three months ended March 31, 2004, compared to 70.3% for the three months ended March 31, 2003. The improvement in the loss ratios was primarily attributable to the effects of rate increases implemented over the past two years coupled with the restructuring of the risk management segment (see discussion below). Losses and loss adjustment expenses for the three months ended March 31, 2003 include reserve strengthening of approximately $5.0 million within the risk management segment for prior accident years (see discussion below).

Consolidated underwriting, acquisition and insurance expenses were $54.6 million and $47.4 million for the three months ended March 31, 2004 and 2003, respectively. The consolidated expense ratios were 35.5% and 38.2% for the three months ended September March 31, 2004 and 2003, respectively. The improvement in the expense ratios was primarily due to increased premium volumes.

Consolidated interest expense was $2.1 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively. Interest expense of approximately $1.6 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively, was recorded by the Company for funds withheld by the Company under a retroactive reinsurance contract. Additionally, during 2004, the Company recorded approximately $0.4 million of interest expense related to the junior subordinated debentures issued by the Company during 2003.

The consolidated provision for income taxes for the three months ended March 31, 2004 was $0, due to a reduction of the deferred tax asset valuation allowance of $6.0 million. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management anticipates that the deferred tax asset valuation allowance will ultimately be recovered in the future. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly. The consolidated provision for income taxes for the three months ended March 31, 2003 was $23.1 million, primarily due to the recognition of federal and state taxes on the gains from the sale of real estate during the period.

Segment Results

As of March 31, 2004, the Company's operations include four on-going business segments: excess and surplus lines, risk management, specialty commercial and public entity. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments.

Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three months ended March 31, 2004 and 2003:

                                                   Three Months Ended
                                                        March 31,
                                               ----------------------------
(in millions)                                      2004           2003
                                               -------------  -------------

Gross written premiums                               $ 99.8         $ 84.6
                                               =============  =============

Earned premiums                                        74.1           62.0
Losses and loss adjustment expenses                    44.6           38.5
Underwriting expense                                   22.3           19.0
                                               -------------  -------------
Underwriting income                                     7.2            4.5

Investment  income, net                                 4.7            3.4
                                               -------------  -------------
Income before taxes                                  $ 11.9          $ 7.9
                                               =============  =============

Combined ratio                                        90.3%          92.6%
                                               =============  =============

The increase in gross written premiums for the three months ended March 31, 2004 was primarily attributable to rate increases on renewal business. For the three months ended March 31, 2004, gross written premiums derived from renewal business increased $21.1 million to $45.9 million from $24.8 million for the same period in 2003. Gross written premiums related to new business declined to $59.8 million for the three months ended March 31, 2004, compared to $66.1 million for the same period of 2003 The decline was primarily attributable to increased competition in the excess and surplus market, as well as from the standard market, primarily in property lines of business. Partially offsetting these increases were cancellations and endorsements, which reduced gross written premiums by approximately $5.9 million and $6.3 million for the three months ended March 31, 2004 and 2003, respectively.

Earned premiums increased $12.1 million to $74.1 million for the three months ended March 31, 2004, compared to $62.0 million for the same period in 2003. The increase in earned premiums was primarily due to premium growth in 2003. Partially offsetting the increase in earned premiums are premiums ceded under a quota share reinsurance agreement of approximately $12.6 million. In the first quarter of 2003, this agreement was not in effect.

The excess and surplus lines segment's loss ratios were 60.2% and 62.0% for the three months ended March 31, 2004 and 2003, respectively. The improvement was primarily the result of rate increases realized over the past year. Loss reserves for the excess and surplus lines were $369.3 million as of March 31, 2004, compared to $203.5 million as of March 31, 2003.

The expense ratio for the three months ended March 31, 2004 was 30.1% compared to 30.6% for the same period in 2003. Gains from economies of scale resulting from the increase in gross written premiums related to fixed expenses were partially offset by increases in variable expenses.

The increase in net investment income was the result of an increase in invested assets due to positive cash flow over the past twelve months, combined with a capital contribution of $12.5 million. Net invested assets increased to $520.9 million as of March 31, 2004, compared to $393.6 million as of March 31, 2003.

Risk Management. The following table summarizes the results of operations for the risk management segment for the three months ended March 31, 2004 and 2003:

                                                   Three Months Ended
                                                      March 31,
                                               ----------------------------
(in millions)                                      2004           2003
                                               -------------   ------------

Gross written premiums                               $ 43.1         $ 43.6
                                               =============   ============

Earned premiums                                        34.3           28.5
Losses and loss adjustment expenses                    22.5           26.5
Underwriting expense                                   14.5           17.3
                                               -------------   ------------
Underwriting loss                                      (2.7)         (15.3)

Investment  income, net                                 7.0            7.3
                                               -------------   ------------
Income (loss) before taxes                            $ 4.3         $ (8.0)
                                               =============   ============

Combined ratio                                       107.8%         153.6%
                                               =============   ============

Gross written premiums for the three months ended March 31, 2004 were $0.5 million lower than the same period in 2003. This change in gross written premiums is not reflective of the shift in written premiums toward casualty risk management solutions for upper-middle market accounts announced in March 2003. Gross written premiums for the upper middle market accounts increased $11.3 million to $31.1 million, of which $13.2 million was new business and $17.9 million was renewal business.

The remaining gross written premiums in the first quarter of 2004 were made up of $4.8 million for certain agreements for which the Company cedes a majority of the premiums and receives a ceding commission, and $1.7 million was for premiums assumed under a quota share agreement from insurance subsidiaries of HCC Insurance Holdings, Inc. ("HCC") for directors and officers coverage. The gross written premiums for these two programs for the first quarter of 2003 were $7.0 million and $0, respectively, as the HCC agreement was executed in the second quarter of 2003. During the first quarter of 2004, $3.6 million of premiums was assumed from involuntary pools as compared to $1.0 million for the same period in 2003. The exit from non-strategic products resulted in gross written premiums of $1.8 million in the first quarter of 2004 as this business runs off, compared to $16.0 million for the same period in 2003.

Earned premiums for the three months ended March 31, 2004 were $5.8 million higher than the same period in 2003. This increase was primarily driven by $5.0 million of additional earned premiums on upper middle market accounts. Increases in earned premiums in the first quarter of 2004 compared to the same period in 2003 amounted to $3.1 million for premiums earned under the HCC agreement, and $2.6 million for premiums assumed from involuntary pools. These increases were largely offset by decreased earned premiums for non-strategic products for which the Company is exiting.

Loss and loss adjustment expenses for the three months ended March 31, 2004 resulted in a loss ratio of 65.3%, compared to 92.7% for the same period in 2003. The improved loss experience in the first quarter of 2004 as compared to the first quarter of 2003 was primarily attributable to $5.0 million of adverse development recorded in the first quarter of 2003. The adverse development was attributable to one multi-year construction account that was non-renewed in January 2003. Additionally, beginning in 2003, the Company has focused on writing accounts targeting casualty risk management solutions for upper-middle market insureds which have produced a better loss ratio than the non-strategic products that the Company has exited. Loss reserves were $645.0 million and $633.7 million as of March 31, 2004 and 2003, respectively.

The expense ratio for the three months ended March 31, 2004 was 42.5%, compared to 60.9% for the same period in 2003. Restructuring efforts initiated in the first three months of 2003 resulted in $1.0 million of restructuring costs recorded in that quarter for personnel costs and other associated costs. This effort along with continued expense management initiatives have resulted in decreased levels of expenses in the first quarter of 2004. The Company has also benefited from economies of scale as earned premiums have increased while absolute levels of expenses have declined.

Investment income decreased in the three months ended March 31, 2004 as compared to 2003 due to lower yields, partially offset by higher invested balances. Invested assets were $792.9 million as of March 31, 2004, compared to $614.3 million as of March 31, 2003.

Specialty Commercial. The following table summarizes the specialty commercial results of operations the three months ended March 31, 2004 and 2003:

                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
(in millions)                                      2004            2003
                                               --------------  -------------

Gross written premiums                                $ 41.1         $ 34.4
                                               ==============  =============

Earned premiums                                         31.8           28.1
Losses and loss adjustment expenses                     20.9           19.5
Underwriting expense                                    10.8            8.5
                                               --------------  -------------
Underwriting income                                      0.1            0.1

Investment  income, net                                  2.6            2.2
                                               --------------  -------------
Income before taxes                                    $ 2.7          $ 2.3
                                               ==============  =============

Combined ratio                                         99.6%          99.5%
                                               ==============  =============

The increase in gross written premiums was primarily attributable to new business written under a renewal rights agreement entered into in the fourth quarter of 2003. Gross written premium from new business was $13.3 million for the three months ended March 31, 2004, compared to $8.1 million for the same period ended 2003. The renewal rights agreement resulted in approximately $5.7 million of additional gross written premiums in 2004. Renewal premiums increased from $26.3 million for the three months ended March 31, 2003 to $27.8 million for the same period in 2004. The increases in renewal premiums were primarily due to rate increases. The increase in earned premiums in 2004 as compared to 2003 was primarily a result of the increase in gross written premiums in 2003.

The specialty commercial segment's loss ratios were 65.9% and 69.4% for the three months ended March 31, 2004 and 2003, respectively. The improvement in the loss ratio was primarily the result of rate increases over the past year. This segment did not experience any significant catastrophe losses during the three months ended March 31, 2004. The specialty commercial segment's loss reserves were $192.6 million and $177.1 million as of March 31, 2004 and 2003, respectively.

The expense ratios for the specialty commercial segment were 33.8% and 30.1% for the three months ended March 31, 2004 and 2003, respectively. The increase in the expense ratio was primarily attributable to start-up costs of approximately $0.9 million relating to the renewal rights acquisition previously discussed.

The increase in investment income for the three months ended March 31, 2004, as compared to the same period in 2003, was primarily the result of an increase in invested assets due to positive cash flows partially offset by lower investment yields. Invested assets were $263.7 million as of March 31, 2004, compared to $226.3 million as of March 31, 2003.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three months ended March 31, 2004 and 2003:

                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
(in millions)                                      2004            2003
                                               -------------   -------------

Gross written premiums                               $ 16.1          $ 11.3
                                               =============   =============

Earned premiums                                        13.6             5.5
Losses and loss adjustment expenses                     8.5             3.6
Underwriting expense                                    4.5             1.8
                                               -------------   -------------
Underwriting income                                     0.6             0.1

Investment  income, net                                 0.3             0.2
                                               -------------   -------------
Income before taxes                                   $ 0.9           $ 0.3
                                               =============   =============

Combined ratio                                        96.0%           98.8%
                                               =============   =============

The increase in gross written premiums for the three months ended March 31, 2004 as compared to 2003 was primarily the result of renewal business written in 2004. For the three months ended March 31, 2004, the public entity segment wrote $10.5 million of renewal business, compared to $4.1 million in 2003. Additionally, during the three months ended March 31, 2004, the segment wrote new business of approximately $5.6 million, of which $2.3 million is attributable to a renewal rights agreement entered into in the fourth quarter of 2003. For the three months ended March 31, 2003, the segment wrote approximately $7.2 million of premium from new business. The increase in earned premiums for the three months ended March 31, 2004, as compared to the same period in 2003 was primarily attributable to premium growth during 2003.

Losses and loss adjustment expenses for the three months ended March 31, 2004 resulted in a loss ratio of 62.8% compared to 65.4% for the same period in 2003. The decrease in the loss ratio was primarily attributable to rate increases. Loss reserves for the public entity segment were $34.9 million and $8.8 million as of March 31, 2004 and 2003, respectively.

The expense ratio for the three months ended March 31, 2004 was 33.2%, compared to 33.4% for the same period in 2003. The expense ratios continue to be favorably impacted by operational efficiencies and economies of scale from increased premium volume.

The increase in investment income for the three months ended March 31, 2004, as compared to the same period in 2003, was primarily the result of an increase in invested assets due to positive cash flows partially offset by lower investment yields. Invested assets were $41.8 million as of March 31, 2004, compared to $15.7 million as of March 31, 2003.

Run-off Lines. The Company has discontinued underwriting of certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability, asbestos and environmental liabilities and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. Loss reserves for the run-off lines were as follows:

                                                                      March 31,
                                                   --------------------------------------------
                                                          2004                   2003
                                                   ---------------------  ---------------------
(in millions)                                         Gross       Net        Gross       Net
                                                   ---------- ----------  ---------- ----------
Environmental and asbestos:
Loss reserves, beginning of the period                $219.5     $180.0      $236.5     $178.3
Incurred losses                                           -          -           -          -
Losses paid                                              5.8        3.0         3.0        3.4
                                                   ---------- ----------  ---------- ----------
Loss reserves - environmental and
  asbestos, end of the period                          213.7      177.0       233.5      174.9
Other run-off lines                                     47.0       37.2        55.7       43.5
Net reserves ceded - retroactive
reinsurance contract                                      -       (42.4)         -       (40.0)
                                                   ---------- ----------  ---------- ----------
Total reserves - run-off lines                        $260.7     $171.8      $289.2     $178.4
                                                   ========== ==========  ========== ==========

The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Management believes the reserves for losses and loss adjustment expenses are adequate based on current facts and circumstances.

On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies") entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance Company polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance Company as a condition to receiving payment. In its 2003 Form 10-K, the Company estimated that approximately 1% of the existing liabilities associated with previous suits and the entry of default judgments being sought in the litigation were associated with operations covered by the Argonaut Insurance Company. Argonaut Insurance Company's portion of the funds contributed by all carriers to the bankruptcy trust as final settlement of both existing and future liabilities in this matter represents approximately 0.5% of the total funding. Based on information currently available to the Company, management's best estimate of Argonaut Insurance Company's asbestos and environmental reserves remains unchanged following the settlement.

Reinsurance

Certain of the Company's reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers on paid loss recoverables and case reserves totaled $25.3 million as of March 31, 2004. Amounts due from such reinsurers on incurred but not reported claims totaled $30.0 million as of March 31, 2004. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., which announced in August 2003 its intent to restructure its operations under the U.S. Bankruptcy Code. The balances are due from the insurance subsidiaries, not Trenwick Group Ltd.

The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. At present, the Company carries a reserve of $23.9 million as an estimate of the amount of uncollectable reinsurance. Management will continue to monitor the collectibility of reinsurance balances recoverable and adjust this reserve as appropriate. It is possible that future financial deterioration of reinsurers could result in the uncollectibility of additional balances and therefore impact the Company's financial results.

Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the three months ended March 31, 2004, these payments totaled $0.1 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of March 31, 2004, Fayez Sarofim & Co. managed $151.7 million of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC, a greater than 10% shareholder. For the three months ended March 31, 2004, the Company ceded approximately $14.4 million of gross written premiums, $12.7 million of earned premiums and $7.3 million of losses and loss adjustment expenses. The Company earned a ceding commission of $2.5 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC's USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC's International Directors and Officers Liability program. Effective January 1, 2004, the agreement was amended and Argonaut Insurance Company now assumes 1.5% of the premiums and losses under each program. For the three months ending March 31, 2004, gross written premiums recorded under this program totaled $1.7 million. For the three months ended March 31, 2004, the Company expensed ceding and other commissions of $0.6 million related to this business.

Liquidity and Capital Resources

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the three months ended March 31, 2004, consolidated net cash provided by operating activities was $14.9 million, compared to $27.1 million for the same period in 2003. The decrease in cash flows from operating activities for the three months ended March 2004 as compared to 2003 was primarily attributable to a decrease in net income partially offset by timing differences due to growth in all lines of business.

Refer to Part I, Item 7 - "Management's Discussion and Analysis of Operating Results and Financial Condition - Liquidity" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004 for further discussion on the Company's liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in "Note 2 - Recently Issued Accounting Pronouncements" in the Notes to the Condensed Financial Statements, included in
Item 1.

Critical Accounting Policies

Refer to "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The primary market risk exposures that result in an impact to the investment portfolio relate to equity price changes and interest rate changes. The Company does not hold any derivative instruments.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. For the three months ended March 31, 2004, the Company received payments of $0.8 million on this contract. Gains on the foreign currency translation were insignificant. Management is unable at this time to estimate future foreign currency gains or losses, if any. Changes in the value of foreign investments related to fluctuations in foreign currency exchange rates are included in unrealized gains or losses. The amount of unrealized gains as of March 31, 2004 and 2003 were $0.8 million and $0.1 million, respectively.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders' equity as of March 31, 2004.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk if issuers call their securities and Argonaut Group reinvests the proceeds at lower interest rates. Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A" or better for municipal bonds, corporate bonds and preferred stocks). Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BBB".

The Company regularly evaluates its investment portfolio for indication of other than temporary impairments to the individual securities. For the three months ended March 31, 2004, no securities were identified as having an other than temporary impairment. During the three months ended March 31, 2003, the Company recognized other than temporary losses on the investment portfolio of $2.3 million.

Management has assessed these risks and believes that there have been no material changes since December 31, 2003.

Item 4.  Controls and Procedures

In connection with the filing of this Form 10-Q, management, including the Company's chief executive officer and chief financial officer, has reviewed the effectiveness of the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. Based on the evaluation, management, including the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

There have been no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2004 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Lila Mitchell, et al. v. Argonaut Insurance Company, et al. On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies") entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance Company polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance Company as a condition to receiving payment. In its 2003 Form 10-K, the Company estimated that approximately 1% of the existing liabilities associated with previous suits and the entry of default judgments being sought in the litigation were associated with operations covered by the Argonaut Insurance Company. Argonaut Insurance Company's portion of the funds contributed by all carriers to the bankruptcy trust as final settlement of both existing and future liabilities in this matter represents approximately 0.5% of the total funding.

Refer to Part I, Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004 for additional discussion on the Company's pending legal proceedings.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

       On February 4, 2004, the Company furnished a current report on Form 8-K under Item 12 of Form 8-K announcing its operating results for the quarter and year ended December 31, 2003. This current report on Form 8-K shall not be deemed to be incorporated by reference into this quarterly report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson III
-------------------------
Mark E. Watson III
Chief Executive Officer and President
   (principal executive officer)



/s/ Mark W. Haushill
-------------------------
Mark W. Haushill
Chief Financial Officer, Vice President and Treasurer
   (principal financial and accounting officer)



/s/ Byron L. LeFlore, Jr.
-------------------------
Byron L. LeFlore, Jr.
General Counsel, Vice President and Secretary



May 7, 2004

                                  EXHIBIT INDEX

   Exhibit
    No.            Description
   12.1      Statement of Computation of Ratio of Earnings to Fixed Charges and
                 Preferred Stock Dividends
   31.1      Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2      Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1      Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2      Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                   EXHIBIT 12.1


                              ARGONAUT GROUP, INC.
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                                               Three months ended
                                                    March 31,                      Years Ended December 31,
                                             ---------------------  ---------------------------------------------------------
                                               2004        2003        2003        2002        2001       2000         1999
                                             ---------   ---------  ----------  ---------   ---------  ----------   ---------

                                                                        (in millions, except ratios)
Earnings:
Income from continuing operations
before provision for income taxes              $ 18.3      $ 56.7     $ 135.3     $(21.1)      $ 3.3    $ (129.2)     $(25.5)

Add:
Fixed charges                                     3.2         2.7        12.3        2.6         2.9         2.3         1.5
                                             ---------   ---------  ----------  ---------   ---------  ----------   ---------
Total earnings                                 $ 21.5      $ 59.4     $ 147.6     $(18.5)      $ 6.2    $ (126.9)     $(24.0)
                                             =========   =========  ==========  =========   =========  ==========   =========

Fixed charges
Interest expense, net                           $ 2.1       $ 2.2       $ 8.4      $ 0.4       $ 0.2        $ -         $ -
Preferred stock dividends                         0.6          -          1.8         -           -           -           -
Rental interest factor                            0.5         0.5         2.1        2.2         2.7         2.3         1.5
                                             ---------   ---------  ----------  ---------   ---------  ----------   ---------
Total fixed charges                             $ 3.2       $ 2.7      $ 12.3      $ 2.6       $ 2.9       $ 2.3       $ 1.5
                                             =========   =========  ==========  =========   =========  ==========   =========

Ratio of earnings to fixed charges              6.7:1      22.0:1      12.0:0       (A)        2.1:1        (B)         (C)
                                             =========   =========  ==========  =========   =========  ==========   =========

(A)  Earnings were inadequate to cover fixed costs by $21.1 million
(B)  Earnings were inadequate to cover fixed costs by $129.2 million
(C)  Earnings were inadequate to cover fixed costs by $25.5 million


                                                                   EXHIBIT 31.1

                            CERTIFICATE OF COMPLIANCE

I, Mark E. Watson III, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Argonaut Group, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


CERTIFIED this 7th day of May, 2004.

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

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


CERTIFIED this 7th day of May, 2004.

                                                     /s/  Mark W. Haushill
                                                     --------------------------
                                                     Mark W. Haushill
                                                     Vice President
                                                     Chief Financial Officer
                                                       and Treasurer

                                                                   EXHIBIT 32.1


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three months ended March 31, 2004 ("the Report") that:

   1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

   2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 7th day of May, 2004.

                                                     /s/  Mark E. Watson III
                                                     --------------------------
                                                       Mark E. Watson III
                                                       President and Chief
                                                        Executive Officer

                                                                   EXBIBIT 32.2


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark W. Haushill, Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three months ended March 31, 2004 ("the Report") that:

   1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

   2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 7th day of May, 2004.

                                                     /s/ Mark W. Haushill
                                                     --------------------------
                                                       Mark W. Haushill
                                                       Vice President
                                                       Chief Financial Officer
                                                        and Treasurer