Form 10-Q
period 2004-06-30
ARGONAUT GROUP INC
filed 2004-08-09
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No ____
                                           -----


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 6, 2004


         Title                                                 Outstanding


Common Stock, par value $0.10 per share                        27,661,831

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

   Item 1. Consolidated Financial Statements (unaudited):

           Consolidated Balance Sheets
            June 30, 2004 and December 31, 2003...........................    3

           Consolidated Statements of Operations
            Three and six months ended June 30, 2004 and 2003.............    4

           Consolidated Statements of Comprehensive Income (Loss)
            Three and six months ended June 30, 2004 and 2003.............    5

           Consolidated Statements of Cash Flows
            Three and six months ended June 30, 2004 and 2003.............    6


           Notes to the Consolidated Financial Statements.................    7


   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................   16

   Item 3. Qualitative and Quantitative Disclosure About Market Risk.......   26

   Item 4. Controls and Procedures.........................................   27

Part II. OTHER INFORMATION:

   Item 1. Legal Proceedings...............................................   28
   Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities...........................................   28
   Item 3. Defaults Upon Senior Securities.................................   28
   Item 4. Submission of Matters to a Vote of Security Holders.............   28
   Item 5. Other Information...............................................   29
   Item 6. Exhibits and Reports on Form 8-K  ..............................   29

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (in millions, except per share amounts)

                                                                                            June 30,       December 31,
                                                                                              2004             2003
                                                                                          --------------   --------------
                                                                                           (Unaudited)

Assets:
   Investments:
     Fixed maturities, at fair value (cost: 2004 - $1,315.4; 2003 - $1,154.9)                 $ 1,319.8        $ 1,190.9
     Equity securities, at fair value (cost: 2004 - $111.4; 2003 - $107.0)                        175.5            170.7
     Other long-term investments, at fair value (cost: 2004 - $17.1; 2003 - $12.1)                 18.1             12.5
     Short-term investments, at fair value which approximates cost                                108.8            179.1
                                                                                          --------------   --------------
   Total investments                                                                            1,622.2          1,553.2
                                                                                          --------------   --------------

   Cash and cash equivalents                                                                       28.1             75.6
   Accrued investment income                                                                       16.0             14.6
   Premiums receivable                                                                            263.9            246.1
   Reinsurance recoverables                                                                       561.0            535.0
   Notes receivable                                                                                37.8             46.4
   Goodwill                                                                                       106.3            105.7
   Deferred federal income tax asset, net                                                          45.7             27.5
   Deferred acquisition costs, net                                                                 65.1             62.5
   Other assets                                                                                   116.4             99.9
                                                                                          --------------   --------------
Total assets                                                                                  $ 2,862.5        $ 2,766.5
                                                                                          ==============   ==============

Liabilities:
   Reserves for losses and loss adjustment expenses                                           $ 1,509.9        $ 1,480.8
   Unearned premiums                                                                              360.8            353.3
   Funds held                                                                                     196.4            187.2
   Deferred gain, retroactive reinsurance                                                          42.9             43.3
   Junior subordinated debentures                                                                  67.0             27.5
   Income taxes payable, net                                                                        7.5             19.7
   Accrued expenses and other liabilities                                                         122.4            115.5
                                                                                          --------------   --------------
Total liabilities                                                                               2,306.9          2,227.3
                                                                                          --------------   --------------

Shareholders' equity:
   Preferred stock -$0.10 par, 5,000,000 shares authorized Series A mandatory convertible preferred stock - 2,953,310 shares
     issued and outstanding at June 30, 2004 and December 31, 2003                                  0.3              0.3
   Common stock - $0.10 par, 70,000,000 shares authorized; 27,637,803 and 27,596,325
     shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively             2.8              2.8
   Additional paid-in capital                                                                     224.0            220.5
   Retained earnings                                                                              288.1            253.1
   Deferred stock compensation                                                                     (4.9)            (2.6)
   Accumulated other comprehensive income, net                                                     45.3             65.1
                                                                                          --------------   --------------
Total shareholders' equity                                                                        555.6            539.2
                                                                                          --------------   --------------
Total liabilities and shareholders' equity                                                    $ 2,862.5        $ 2,766.5
                                                                                          ==============   ==============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                         June 30,
                                                               -----------------------------    ----------------------------
                                                                   2004            2003             2004           2003
                                                               -------------   -------------    -------------  -------------

Premiums and other revenue:
    Earned premiums                                                 $ 157.0         $ 144.9          $ 310.8        $ 269.0
    Net investment income                                              15.7            13.3             30.4           26.8
    Realized investment gains (losses), net                            (0.5)            7.7              2.0           63.7
                                                               -------------   -------------    -------------  -------------
Total revenue                                                         172.2           165.9            343.2          359.5
                                                               -------------   -------------    -------------  -------------

Expenses:
    Losses and loss adjustment expenses                                96.3           101.5            192.3          188.8
    Underwriting, acquisition, and
      insurance expenses                                               55.6            52.2            110.2           99.6
    Interest expense                                                    2.4             1.9              4.5            4.1
                                                               -------------   -------------    -------------  -------------
Total expenses                                                        154.3           155.6            307.0          292.5
                                                               -------------   -------------    -------------  -------------

Income before income taxes                                             17.9            10.3             36.2           67.0
Provision (benefit) for income taxes                                      -            (9.4)               -           13.7
                                                               -------------   -------------    -------------  -------------
Net income                                                           $ 17.9          $ 19.7           $ 36.2         $ 53.3
                                                               =============   =============    =============  =============

Net income per common share:
        Basic                                                        $ 0.63          $ 0.89           $ 1.27         $ 2.44
                                                               =============   =============    =============  =============
        Diluted                                                      $ 0.58          $ 0.80           $ 1.18         $ 2.31
                                                               =============   =============    =============  =============

Weighted average common shares:
        Basic                                                   27,619,089      21,607,032       27,607,850     21,605,268
                                                               =============   =============    =============  =============
        Diluted                                                 30,737,598      24,579,549       30,728,094     23,116,001
                                                               =============   =============    =============  =============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (in millions)
                                   (Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                    June 30,
                                                          -------------------------    -------------------------
                                                             2004          2003           2004         2003
                                                          ------------  -----------    -----------  ------------

Net income                                                     $ 17.9       $ 19.7         $ 36.2        $ 53.3
                                                          ------------  -----------    -----------  ------------
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                  (41.5)        35.4          (28.5)         26.4
      Reclassification adjustment for (gains)/ losses
       included in net income                                     0.5         (7.7)          (2.0)         (6.1)
                                                          ------------  -----------    -----------  ------------
Other comprehensive income (loss) before tax                    (41.0)        27.7          (30.5)         20.3
Income tax provision (benefit) related to other
    comprehensive income (loss)                                 (14.4)         9.7          (10.7)          7.1
                                                          ------------  -----------    -----------  ------------
Other comprehensive income (loss), net of tax                   (26.6)        18.0          (19.8)         13.2
                                                          ------------  -----------    -----------  ------------
Comprehensive income (loss)                                    $ (8.7)      $ 37.7         $ 16.4        $ 66.5
                                                          ============  ===========    ===========  ============

See accompanying notes

                                     ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in millions)
                                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     ---------------------------
                                                                                        2004           2003
                                                                                     ------------   ------------

Cash flows from operating activities:
    Net income                                                                            $ 36.2         $ 53.3
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization and depreciation                                                        7.1            4.8
        Deferred federal income tax expense (benefit)                                       (7.5)           7.2
        Gains on sales of investments                                                       (2.0)          (6.1)
        Gains on sales of real estate                                                          -          (57.6)
    Change in:
    Accrued investment income                                                               (1.4)          (0.2)
    Premiums receivable and reinsurance recoverables                                       (43.8)          (9.4)
    Unearned premiums on ceded reinsurance                                                 (15.7)         (26.0)
    Reserves for losses and loss adjustment expenses                                        29.1           66.6
    Unearned premiums                                                                        7.5           33.1
    Other assets and liabilities, net                                                       (0.6)           8.5
                                                                                     ------------   ------------
Cash provided by operating activities                                                        8.9           74.2
                                                                                     ------------   ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                                    178.2           36.8
    Maturities and mandatory calls of fixed maturity investments                           122.2          107.5
    Sales of equity securities                                                               2.7           10.9
    Purchases of fixed maturity investments                                               (468.0)        (257.4)
    Purchases of equity securities                                                          (6.5)          (1.8)
    Change in short-term investments                                                        70.3          (62.3)
    Cash collected on real estate notes receivables                                          8.6           10.5
    Acquisition, net of cash received                                                       (0.6)             -
    Other, net                                                                              (1.5)           6.0
                                                                                     ------------   ------------
Cash used by investing activities                                                          (94.6)        (149.8)
                                                                                     ------------   ------------

Cash flows from financing activities:
    Issuance of Series A mandatory convertible preferred stock                                 -           34.9
    Issuance of junior subordinated debentures                                              39.5           15.5
    Related party note payable                                                                 -           12.0
    Stock options exercised                                                                  0.1              -
    Secondary common stock offering expenses                                                (0.2)             -
    Payment of cash dividend on preferred stock                                             (1.2)             -
                                                                                     ------------   ------------
Cash provided (used) by financing activities:                                               38.2           62.4
                                                                                     ------------   ------------

Change in cash and cash equivalents                                                        (47.5)         (13.2)
Cash and cash equivalents, beginning of period                                              75.6           77.4
                                                                                     ------------   ------------
Cash and cash equivalents, end of period                                                  $ 28.1         $ 64.2
                                                                                     ============   ============

See accompanying notes

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

Note 1 - Basis of Presentation

The accompanying Consolidated Financial Statements of Argonaut Group,
Inc. and its subsidiaries (collectively "Argonaut Group" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004.

The interim financial data as of June 30, 2004 and 2003 and for the three and six months ended June 30, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. SFAS No. 132, as revised, is effective for fiscal years ending after December 15, 2003. The Company adopted the provisions of SFAS No. 132, as revised, effective December 15, 2003.

Effective November 2003, the Company curtailed its pension plan. This curtailment resulted in a reduction of pension expense of $3.9 million, which was recognized in November 2003. As of the curtailment date, the pension plan was over funded, resulting in a prepaid pension asset of approximately $7.3 million. The estimated pension liability as of the curtailment date was $25.2 million (vested and non-vested participants). Based on the current funding status of the pension plan, the effects of the curtailment, the expected changes in pension plan asset values and pension obligations in 2004, the Company does not believe any significant pension expense will be recognized during 2004. Additionally, the Company believes that no significant funding of its pension plan will be required during the year ended December 31, 2004.

Note 3 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2004 and 2003:

                                                                 Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                           -------------------------------   -------------------------------
(Dollars in millions except per share data)                    2004             2003             2004             2003
                                                           --------------   --------------   --------------   --------------

Net income                                                        $ 17.9           $ 19.7           $ 36.2           $ 53.3
Preferred stock dividends                                           (0.6)            (0.6)            (1.2)            (0.6)
                                                           --------------   --------------   --------------   --------------
Income available to common shareholders                             17.3             19.1           $ 35.0           $ 52.7
Effect of dilutive securities:
    Preferred stock dividends                                        0.6              0.6              1.2              0.6
                                                           --------------   --------------   --------------   --------------
Income available to common shareholders
after assumed conversion                                          $ 17.9           $ 19.7           $ 36.2           $ 53.3

Weighted average shares-basic                                 27,619,089       21,607,032       27,607,850       21,605,268
Effect of dilutive securities:
Stock options                                                    165,199           19,207          166,934            9,603
Convertible preferred stock                                    2,953,310        2,953,310        2,953,310        1,501,130
                                                           --------------   --------------   --------------   --------------

Weighted average shares-diluted                               30,737,598       24,579,549       30,728,094       23,116,001
                                                           ==============   ==============   ==============   ==============

Net income per common share-basic                                 $ 0.63           $ 0.89           $ 1.27           $ 2.44
Net income  per common share-diluted                              $ 0.58           $ 0.80           $ 1.18           $ 2.31


For the three and six months ended June 30, 2004, options to purchase 1,056,550 shares of common stock at prices ranging from $18.38 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2005 through 2014. For the three and six months ended June 30, 2003, options to purchase 1,697,800 shares of common stock at prices ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2004 through 2013.

Note 4 - Common Stock

In April 2004, the Board of Directors recommended an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares to 70 million from 35 million. The shareholders approved this recommendation at the May 11, 2004 shareholder meeting.

Note 5 - Dividends to Common Shareholders

In conjunction with the sale of the Series A Mandatory Convertible Preferred Stock in March 2003, the Company suspended dividend payments to common shareholders for a period of two years. No dividends were declared or paid to common shareholders during the three and six months ended June 30, 2004 and 2003.

Note 6 - Western MacArthur Settlement

On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies") entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance Company polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance Company as a condition to receiving payment. The Company ceded the majority of the $29.8 million contribution to reinsurers. Based on information currently available to the Company, management's best estimate of Argonaut Insurance Company's asbestos and environmental reserves remains unchanged following the settlement.

Note 7 - Income Taxes

The Company's income tax provision includes the following components:

                                                                  Three Months Ended             Six Months Ended
                                                                      June 30,                        June 30,
                                                         -------------------------------   -------------------------------
(in millions)                                                2004             2003              2004            2003
                                                         --------------   --------------   ---------------  --------------

Current tax provision                                            $ 4.1            $ 0.2             $ 7.5           $ 6.5
Deferred tax provision (benefit) related to:
Future tax deductions                                             (0.7)            (2.4)             (0.5)           (5.9)
Net operating loss carryforward                                      -              5.8               2.7            27.1
Deferred alternative minimum tax provision                         2.9             (0.3)              2.6            (1.6)
Valuation allowance change                                        (6.3)           (12.7)            (12.3)          (12.4)
                                                         --------------   --------------   ---------------  --------------
Income tax provision                                             $   -           $ (9.4)            $   -           $13.7
                                                         ==============   ==============   ===============  ==============

A reconciliation of the Company's income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

                                                                  Three Months Ended              Six Months Ended
                                                                      June 30,                          June 30,
                                                         -------------------------------   -------------------------------
(in millions)                                                2004             2003              2004            2003
                                                         --------------   --------------   ---------------  --------------

Income tax provision at statutory rates                          $ 6.3           $  3.7            $ 12.7          $ 21.7
Tax effect of:
Tax exempt interest                                               (0.1)               -              (0.1)           (0.1)
Dividends received deduction                                      (0.2)            (0.3)             (0.4)           (0.5)
Valuation allowance change                                        (6.3)           (12.7)            (12.3)          (12.4)
Other permanent adjustments, net                                   0.2                -               0.1             0.1
State income tax provision                                         0.1             (0.1)                -             4.9
                                                         --------------   --------------   ---------------  --------------
Income tax provision                                             $   -           $ (9.4)           $    -          $ 13.7
                                                         ==============   ==============   ===============  ==============

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company's deferred tax asset is supported by tax planning strategies, the reversal of taxable temporary differences and the recognition of future income. For the three and six months ended June 30, 2004, the Company reduced the deferred tax asset valuation allowance by $6.3 million and $12.3 million, respectively. At June 30, 2004, the Company has a deferred tax asset of $45.7 million, net of a deferred tax asset valuation allowance of $36.8 million. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly.

Note 8 - Stock-Based Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In May 2004, the shareholders approved an amendment to the Company's Amended and Restated Stock Incentive Plan (the "Amended Plan"). The Amended Plan provides for the following: (a) prohibits any reduction in the exercise price of an option without shareholder approval; (b) increases the number of shares available under the plan by 1,750,000; (c) limits grants to individual employees to 300,000 shares within any calendar year (except in the year of their initial employment); (d) prohibits the granting of options with an exercise price below fair market value on the date of grant; (e) reduces the maximum duration of future grants to seven years; and (f) extends the expiration date of the Plan to April 2, 2014. Under the Amended Plan, an aggregate of 6,250,000 shares of the Company's common stock may be issued to select executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights.

Under the Amended Plan, up to 1,250,000 shares may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of three to four years, subject to continued employment. The stock is not issued until the vesting requirements are met, thus the stock does not carry any voting or dividend rights. As of June 30, 2004, 256,827 shares are outstanding, net of forfeitures of 28,865 shares. Of the shares outstanding, 45,126 shares will vest subject to the achievement of an objective performance goal. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense ratably over the vesting period. For the three months ended June 30, 2004 and 2003, the Company recognized compensation expense of $0.6 million and $0.3 million, respectively. For the six months ended June 30, 2004 and 2003, the Company recognized compensation expense of $0.9 million and $0.5 million, respectively.

In August 2003, the Company granted selected executives and other key employees stock option awards whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options would vest over a four year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company's common stock as of the measurement date over the vesting period of these options. For the three and six months ended June 30, 2004, the Company recognized compensation expense related to these stock options of $0.1 million and $0.3 million, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                                 Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                             ---------------------------   ---------------------------
(in millions, except per share amounts)                          2004          2003            2004          2003
                                                             -------------  ------------   -------------  ------------

Net income, as reported                                            $ 17.9        $ 19.7          $ 36.2        $ 53.3
Add: Total deferred stock compensation expense
     included in reported net income, net of taxes                    0.5           0.2             0.8           0.3
Deduct: Total stock-based employee compensation
     determined under fair value based methods for
     all awards, net of tax                                          (0.7)         (0.3)           (1.2)         (0.5)
                                                             -------------  ------------   -------------  ------------
Pro forma net income                                               $ 17.7        $ 19.6          $ 35.8        $ 53.1
                                                             =============  ============   =============  ============

Earnings per share
     Basic - as reported                                           $ 0.63        $ 0.89          $ 1.27        $ 2.44
     Basic - pro forma                                             $ 0.62        $ 0.88          $ 1.25        $ 2.43

     Diluted - as reported                                         $ 0.58        $ 0.80          $ 1.18        $ 2.31
     Diluted - pro forma                                           $ 0.57        $ 0.80          $ 1.16        $ 2.30

Note 9 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $58.3 million and $21.4 million as of June 30, 2004 and 2003, respectively:

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        -----------------------
(in millions)                                                                              2004        2003
                                                                                        ----------- -----------

Net reserves - beginning of year                                                         $   965.5   $   838.2
Net reserves from renewal rights acquisition                                                     -         0.7
Net reserves ceded under retroactive reinsurance contracts                                     0.4        (0.5)

Add:
   Loss and LAE incurred during calendar year, net of reinsurance:
    Current accident year                                                                    193.7       177.3
    Prior accident years                                                                      (1.4)       11.5
                                                                                        ----------- -----------
   Loss and LAE incurred during current accident year, net of reinsurance                    192.3       188.8

Deduct:
   Loss and LAE payments made during current calendar year, net of reinsurance:
    Current accident year                                                                     20.1        22.5
    Prior accident years                                                                     130.9       105.6
                                                                                        ----------- -----------
   Loss and LAE payments made during current calendar year, net of reinsurance:              151.0       128.1
                                                                                        ----------- -----------
Net reserves, end of period                                                                1,007.2       899.1

Add:
   Reinsurance recoverable on unpaid losses & LAE, end of period                             502.7       449.1
                                                                                        ----------- -----------
Gross reserves - end of period                                                           $ 1,509.9   $ 1,348.2
                                                                                        =========== ===========

Loss development on prior accident years recognized in 2003 was primarily the result of the risk management segment recording adverse development on one wrap-up account of approximately $5.0 million, combined with an increase in the allowance for doubtful accounts for balances due from reinsurers of approximately $5.0 million.

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

Revenues and income before taxes for each segment were as follows:

                                                           Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                     -------------------------------   --------------------------------
(in millions)                                            2004             2003              2004             2003
                                                     --------------   --------------   ---------------  ---------------

Revenues:
Earned premiums
       Excess & surplus lines                              $  75.4          $  72.5           $ 149.4          $ 134.5
       Risk management                                        32.5             35.6              66.9             64.1
       Specialty commercial                                   35.1             30.2              66.9             58.3
       Public entity                                          14.0              6.6              27.6             12.1
       Run-off lines                                             -                -                 -                -
                                                     --------------   --------------   ---------------  ---------------
Total earned premiums                                        157.0            144.9             310.8            269.0
Net investment income
       Excess & surplus lines                                  4.9              4.1               9.6              7.5
       Risk management                                         7.7              6.6              14.7             13.9
       Specialty commercial                                    2.6              2.5               5.1              4.7
       Public entity                                           0.3              0.1               0.7              0.3
       Run-off lines                                             -                -                 -                -
       Corporate & other                                       0.2                -               0.3              0.4
                                                     --------------   --------------   ---------------  ---------------
Total net investment income                                   15.7             13.3              30.4             26.8
Realized investment gains, net                                (0.5)             7.7               2.0             63.7
                                                     --------------   --------------   ---------------  ---------------
Total revenue                                              $ 172.2          $ 165.9           $ 343.2          $ 359.5
                                                     ==============   ==============   ===============  ===============
Income (loss) before income tax
       Excess & surplus lines                                 13.3             10.9              25.2             18.8
       Risk management                                         4.5             (8.7)              8.9            (16.7)
       Specialty commercial                                    3.7              1.2               6.3              3.5
       Public entity                                           0.9              0.3               1.8              0.6
       Run-off lines                                             -                -                 -                -
                                                     --------------   --------------   ---------------  ---------------
Total segment income before taxes                             22.4              3.7              42.2              6.2
Corporate & other                                             (4.0)            (1.1)             (8.0)            (2.9)
Net realized investment gains (losses)                        (0.5)             7.7               2.0              6.1
Net realized gains on sales of real estate                       -                -                 -             57.6
                                                     --------------   --------------   ---------------  ---------------
Total income before income tax                             $  17.9          $  10.3           $  36.2          $  67.0
                                                     ==============   ==============   ===============  ===============

Identifiable assets for each segment were as follows:

                                                    June 30,        December 31,
(in millions)                                          2004              2003
                                                  ------------      ------------

Excess & surplus lines                               $   844.9         $   744.2
Risk management                                        1,493.3           1,483.7
Specialty commercial                                     404.0             370.2
Public entity                                             89.8              80.9
Run-off lines                                                -                 -
Corporate & other                                         30.5              87.5
                                                  ------------      ------------
Total                                                $ 2,862.5         $ 2,766.5
                                                  ============      ============

Note 11 -Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                         June 30,
                                              -----------------------------   ------------------------------
(in millions)                                     2004            2003            2004            2003
                                              -------------   -------------   --------------  --------------

Commissions                                         $ 28.3          $ 24.2           $ 51.4          $ 46.0
General Expenses                                      26.4            22.1             51.1            45.2
State assessments                                      1.7             3.6              5.1             5.6
Taxes, licenses and bureau fees                        2.6             3.0              5.9             5.9
                                              -------------   -------------   --------------  --------------
                                                      59.0            52.9            113.5           102.7
Deferral of policy acquisition costs                  (3.4)           (0.7)            (3.3)           (3.1)
                                              -------------   -------------   --------------  --------------

Total underwriting, acquisition and
insurance expense                                   $ 55.6          $ 52.2          $ 110.2          $ 99.6
                                              =============   =============   ==============  ==============

Note 12 - Junior Subordinate Debentures

On April 29, 2004, Argonaut Group Statutory Trust IV, a wholly-owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 3.85% (not to exceed 12.5% prior to May 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After April 29, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to April 29, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 12, 2004, Argonaut Group Statutory Trust VI, a wholly-owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 3.8% (not to exceed 12.5% prior to June 17, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After June 17, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to June 17, 2009 upon the happening specified events as a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 26, 2004, Argonaut Group Statutory Trust V, a wholly-owned subsidiary of the Company, sold 12,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $12.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 372 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 3.85% (not to exceed 12.5% prior to May 24, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After May 24, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to May 24, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

The Company used the net proceeds from the sale of the Debentures to increase the capital of its insurance subsidiaries and for general corporate purposes.

Note 13 - Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the six months ended June 30, 2004, these payments totaled $0.2 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of June 30, 2004, Fayez Sarofim & Co. managed $156.3 million fair value of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. ("HCC"), a greater than 10% shareholder. For the six months ended June 30, 2004, the Company ceded approximately $30.7 million of gross written premiums, $27.4 million of earned premiums and $15.8 million of losses and loss adjustment expenses. The Company earned a ceding commission of $5.3 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC's USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC's International Directors and Officers Liability program. Effective January 1, 2004, the agreement was amended and Argonaut Insurance Company now assumes 1.5% of the premiums and losses under each program. For the six months ended June 30, 2004, gross written premiums under this program totaled $5.2 million. For the six months ended June 30, 2004, the Company expensed ceding and other commissions of $3.2 million related to this business.

Note 14 - Supplemental Cash Flows Information

Income taxes paid. The Company paid income taxes of $19.6 million and $0.1 million during the six months ended June 30, 2004 and 2003, respectively.

Interest paid. The Company paid interest on the junior subordinated debentures of $0.6 million during the six months ended June 30, 2004. The Company paid interest on a note payable of $0.4 million during the six months ended June 30, 2003.

Notes receivable. The Company received non-cash proceeds in the form of notes receivable in the amount of $51.2 million in conjunction with the sales of certain real estate holdings during the six months ended June 30, 2003. Cash payments in the amount of $8.5 million were received during the six months ended June 30, 2004, and the balance of these notes was $37.8 million as of June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three and six months ended June 30, 2004 and 2003. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004.

Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operation, Qualitative and Quantitative Disclosures About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                      June 30,
                                                            ----------------------------   ---------------------------
(in millions)                                                   2004           2003           2004           2003
                                                            -------------  -------------   ------------   ------------

Gross written premiums                                           $ 221.6        $ 199.5        $ 421.7        $ 373.5
                                                            =============  =============   ============   ============

Earned premiums                                                  $ 157.0        $ 144.9        $ 310.8        $ 269.0
Net investment income                                               15.7           13.3           30.4           26.8
Realized investment gains (losses), net                             (0.5)           7.7            2.0           63.7
                                                            -------------  -------------   ------------   ------------
Total revenue                                                    $ 172.2        $ 165.9        $ 343.2        $ 359.5
                                                            =============  =============   ============   ============

Income before taxes                                                 17.9           10.3           36.2           67.0
Provision (benefit) for income taxes                                   -           (9.4)             -           13.7
                                                            -------------  -------------   ------------   ------------
Net income                                                       $  17.9        $  19.7        $  36.2        $  53.3
                                                            =============  =============   ============   ============

Combined ratio                                                     96.7%         106.2%          97.3%         107.2%
                                                            =============  =============   ============   ============

The increase in consolidated gross written premiums was primarily attributable to an increase in renewal business. For the three months ended June 30, 2004, consolidated gross written premiums from renewal business totaled $108.8 million, compared to $85.8 million for the same period in 2003. For the six months ended June 30, 2004, consolidated gross written premiums from renewal business totaled $210.5 million, compared to $167.7 million for the same period in 2003. The increase in premiums on renewal business was primarily the result of rate increases across virtually all lines of business.

Also included in consolidated gross written premiums were premiums from new business of $106.8 million and $199.0 million for the three and six months ended June 30, 2004, respectively, compared to $116.1 million and $217.0 million for the same periods in 2003. The Company entered into two renewal rights agreements in December 2003, which accounted for approximately $19.6 million and $27.7 million of premiums from new business for the three and six months ended June 30, 2004, respectively. Consolidated gross written premiums for the three and six months ended June 30, 2004 were also impacted by approximately $10.2 million and $22.3 million, respectively, from premiums written and assumed under various reinsurance agreements, partially offset by endorsements and cancellations of $4.1 million and $10.1 million, respectively.

The increase in consolidated earned premiums for the three and six months ended June 30, 2004 as compared to the same periods in 2003 were primarily the result of growth in all lines due to rate increases and new business written in 2003 as well as business emanating from renewal rights acquisitions entered into in 2002 and 2003.

Consolidated net investment income was greater for the three and six months ended June 30, 2004 compared to the same periods in 2003 due to higher invested balances resulting from the investment of proceeds from various capital raising initiatives combined with positive cash flows from operations, partially offset by lower yields. Consolidated invested assets totaled $1,622.2 million and $1,372.3 million at June 30, 2004 and 2003, respectively.

The Company manages its investment portfolio to minimize losses, both realized and unrealized. Realized investment losses for the three months ended June 30, 2004 were $0.5 million, which were primarily attributable to the Company reallocating its fixed income portfolio. Realized investment gains for the six months ended June 30, 2003 included gains on sales of three real estate holdings totaling $57.6 million. Included in realized investment gains for the three and six months ended June 30, 2003 were write downs of $1.5 million and $3.8 million, respectively, due to the recognition of other than temporary impairments of securities. During the same periods in 2004, the Company did not incur any other than temporary impairments losses in its investment portfolio.

The Company's unrealized gains, net of tax, on investment securities declined by $26.6 million and $19.8 million during the three and six months ended June 30, 2004, respectively, to $45.3 million as of June 30, 2004. The decrease was primarily attributable to rising interest rates, which negatively impacted the fair market value of the Company's fixed maturity portfolio. The Company has the ability and intent to hold these investment securities until such time as they recover their value.

The consolidated loss ratios were 61.3% and 61.9% for the three and six months ended June 30, 2004, respectively, compared to 70.1% and 70.2% for the three and six months ended June 30, 2003, respectively. The improvement in the loss ratios was primarily attributable to the effects of rate increases and improved terms and conditions implemented over the past two years coupled with the restructuring of the risk management segment during 2003. Adverse loss development for the three months ended June 30, 2003 was the result of a $5.0 million increase to the allowance for doubtful accounts for balances due from reinsurers. There was also adverse loss development of $5.0 million on one construction account during the first quarter of 2003. The total of these two adjustments accounted for the majority of the loss development for the six months ended June 30, 2003. (See the discussion under "Risk Management" below.)

The consolidated expense ratios were 35.4% and 36.1% for the three months ended June 30, 2004 and 2003, respectively. The consolidated expense ratios were 35.4% and 37.0% for the six months ended June 30, 2004 and 2003, respectively. The improvement in the expense ratios was primarily due to increased premium volumes, partially offset by increased expenses related to the start up of the renewal rights agreements acquired in December 2003.

Consolidated interest expense was $2.4 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively. Consolidated interest expense was $4.5 million and $4.1 million for the six months ended June 30, 2004 and 2003, respectively. Interest expense of approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2004, respectively, was incurred by the Company for funds withheld by the Company under a retroactive reinsurance contract, compared to $1.4 million and $3.5 million for the same periods in 2003. Additionally, for the three and six months ended June 30, 2004, the Company incurred approximately $0.6 million and $1.0 million, respectively, of interest expense related to the junior subordinated debentures issued by the Company during 2003 and 2004. The Company incurred $0.5 million in interest expense for the three and six months ended June 30, 2003 for these debentures. The Company paid interest on a note payable of $0.4 million during the six months ended June 30, 2003.

The consolidated provision for income taxes for the three and six months ended June 30, 2004 was $0, due to a reduction of the deferred tax asset valuation allowance of $6.3 million and $12.3 million, respectively. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management anticipates that the deferred tax asset valuation allowance will ultimately be recovered in the future. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly. The consolidated benefit for income taxes for the three months ended June 30, 2003 was $9.4 million, primarily due to a decrease in the deferred tax asset valuation allowance of $12.7 million. The consolidated provision for income taxes for the six months ended June 30, 2003 was $13.7 million, primarily due to the recognition of federal and state taxes on the gains from the sale of real estate during the period partially offset by a decrease in the deferred tax asset valuation allowance of $12.4 million.

Segment Results

As of June 30, 2004, the Company's operations include four on-going business segments: excess and surplus lines, risk management, specialty commercial and public entity. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments.

Excess and Surplus Lines. The following table summarizes the results of operations for excess and surplus lines segment for the three and six months ended June 30, 2004 and 2003:


                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                      June 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------

Gross written premiums                                           $ 110.4         $ 99.4        $ 210.1         $ 184.1
                                                            =============  =============  =============   =============

Earned premiums                                                     75.4           72.5          149.4           134.5
Losses and loss adjustment expenses                                 44.5           43.7           89.1            82.2
Underwriting expense                                                22.5           22.0           44.7            41.0
                                                            -------------  -------------  -------------   -------------
Underwriting income                                                  8.4            6.8           15.6            11.3

Investment  income, net                                              4.9            4.1            9.6             7.5
                                                            -------------  -------------  -------------   -------------
Income before taxes                                              $  13.3         $ 10.9        $  25.2         $  18.8
                                                            =============  =============  =============   =============

Combined ratio                                                     88.9%          90.7%          89.6%           91.6%
                                                            =============  =============  =============   =============

The increase in gross written premiums for the three and six months ended June 30, 2004 was primarily attributable to increases in renewal business. For the three months ended June 30, 2004, gross written premiums derived from renewal business was $48.4 million compared to $30.5 million for the same period in 2003. Gross written premiums from renewal business were $94.3 million and $55.4 million for the six months ended June 30, 2004 and 2003, respectively. Gross written premiums related to new business declined to $66.1 million for the three months ended June 30, 2004, compared to $73.9 million for the same period of 2003. Gross written premiums from new business were $125.9 million and $140.0 million for the six months ended June 30, 2004 and 2003, respectively. The decline was primarily attributable to increased competition in the excess and surplus market, as well as from the standard market, primarily in property lines of business. Also impacting gross written premiums were cancellations and endorsements, which reduced gross written premiums by approximately $4.1 million and $10.1 million for the three and six months ended June 30, 2004, respectively, compared to $5.0 million and $11.3 million for the same periods in 2003.

Earned premiums increased to $75.4 million and $149.4 million for the three and six months ended June 30, 2004, compared to $72.5 million and $134.5 million for the same periods in 2003. The increase in earned premiums was primarily due to written premium growth in 2003. Partially offsetting the increase in earned premiums are premiums ceded under a quota share reinsurance agreement of approximately $14.7 million and $27.4 million for the three and six month periods ended June 30, 2004, respectively. Earned premiums ceded for the three and six months ended June 30, 2003 were $1.7 million, as the agreement was effective March 31, 2003.

The excess and surplus lines segment's loss ratios were 59.1% and 59.6% for the three and six months ended June 30, 2004, respectively, compared to 60.3% and 61.1% for the same periods in 2003. The improvement was primarily the result of rate increases realized over the past year. Loss reserves for the excess and surplus lines were $398.4 million as of June 30, 2004, compared to $225.6 million as of June 30, 2003.

The expense ratios for the three and six months ended June 30, 2004 were 29.8% and 30.0%, respectively compared to 30.4% and 30.5% for the same periods in 2003. The improvement was due to economies of scale resulting from the increase in gross written premiums related to fixed expenses which was partially offset by increases in variable expenses.

The increase in net investment income for the three and six months ended June 30, 2004 as compared to the same periods in 2003 was the result of an increase in invested assets due to positive cash flow over the past twelve months, combined with capital contributions of $22.5 million. Net invested assets increased to $545.9 million as of June 30, 2004, compared to $443.9 million as of June 30, 2003.

Risk Management. The following table summarizes the results of operations for the risk management segment for the three and six months ended June 30, 2004 and 2003:


                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                      June 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------

Gross written premiums                                            $ 41.5         $ 53.1         $ 84.6         $  96.7
                                                            =============  =============  =============   =============

Earned premiums                                                     32.5           35.6           66.9            64.1
Losses and loss adjustment expenses                                 20.4           31.7           42.8            58.0
Underwriting expense                                                15.3           19.2           29.9            36.7
                                                            -------------  -------------  -------------   -------------
Underwriting loss                                                   (3.2)         (15.3)          (5.8)          (30.6)

Investment  income, net                                              7.7            6.6           14.7            13.9
                                                            -------------  -------------  -------------   -------------
Income (loss) before taxes                                        $  4.5         $ (8.7)        $  8.9         $ (16.7)
                                                            =============  =============  =============   =============

Combined ratio                                                    109.7%         143.0%         108.7%          147.8%
                                                            =============  =============  =============   =============

Gross written premiums for the three and six months ended June 30, 2004 were impacted by the shift in written premiums toward casualty risk management solutions for upper-middle market accounts implemented in March 2003. Gross written premiums for the upper middle market accounts were $31.9 million for the three months ended June 30, 2004, of which $9.9 million was new business and $22.0 million was renewal business. Gross written premiums for the upper middle market accounts were $17.4 million for the three months ended June 30, 2003. Gross written premiums for the upper middle market accounts were $63.1 million and $37.3 million for the six months ended June 30, 2004 and 2003, respectively.

As a result of the product shift discussed above, the Company discontinued the active underwriting of select programs during 2003 to focus on the upper middle market accounts. These non-strategic products resulted in gross written premiums of $0.2 million and $2.0 million for the three and six months ended June 30, 2004, respectively, compared to $17.4 million and $33.1 million for the same periods in 2003.

Included in gross written premiums in the three and six months ended June 30, 2004 were $6.7 million and $11.5 million, respectively, for certain agreements for which the Company cedes a majority of the premiums and receives a ceding commission. Gross written premiums under these agreements were $4.5 million and $11.5 million for the same periods ended 2003.

Premiums assumed under a quota share agreement from insurance subsidiaries of HCC Insurance Holdings, Inc. ("HCC") for directors and officers coverage were $3.4 million and $5.1 million for the three and six months ended June 30, 2004, respectively. Gross written premiums under this agreement were $5.8 million for the three and six months ended June 30, 2003, respectively, as the agreement was initiated during the second quarter of 2003. The decrease in the gross written premiums under the HCC contract in 2004 as compared to 2003 was the result of a reduction of the ceding percentages from 3.33% for premiums written under the domestic program and 5.0% of premium written under the international program to 1.5% of premiums written under all programs effective January 1, 2004.

Premiums assumed from involuntary pools were ($0.7) million for the three months ended June 30, 2004 compared to $7.9 million for the same period in 2003. Premiums assumed from involuntary pools were $2.9 million and $8.9 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in the premiums assumed in 2004 as compared to 2003 was due to a reduction of the assessments due to a decline in premiums written in the state of Massachusetts.

Earned premiums for the three months ended June 30, 2004 were $3.1 million lower than the same period in 2003. This decrease was primarily driven by a $9.8 million reduction in earned premiums for non-strategic products for which the Company is exiting and a $4.4 million reduction in earned premiums on the premiums assumed from involuntary pools. Partially offsetting these decreases were $7.0 million in additional premiums earned for the upper middle market accounts, coupled with a $4.6 million increase for premiums earned under the HCC agreement. Earned premiums for the six months ended June 30, 2004 were $2.8 million higher than for the same period in 2003. The increase was primarily due to $12.0 million of additional earned premiums on the upper middle market accounts, combined with $7.7 million of additional earned premiums under the HCC agreement. Partially offsetting these increases were decreases in earned premiums in the non-strategic products for which the Company is exiting combined, with a reduction of earned premiums on the premiums assumed from involuntary pools.

Loss and loss adjustment expenses for the three and six months ended June 30, 2004 resulted in a loss ratio of 62.8% and 64.1%, respectively, compared to 88.8% and 90.6% for the same periods in 2003. Losses and loss adjustment expense for the three months ended June 30, 2003 included $5.0 million of adverse development due to an increase in the allowance for doubtful accounts balances from reinsurers. Additionally, losses and loss adjustment expense for the six months ended June 30, 2003 included adverse development of $5.0 million attributable to one multi-year construction account that was non-renewed in January 2004. Beginning in 2003, the Company has focused on writing accounts targeting casualty risk management solutions for upper-middle market insureds, and as a result, focused on underwriting large deductible policies. These large deductible accounts have produced a better loss ratio than the products that the Company has exited. Loss reserves were $647.7 million and $644.4 million as of June 30, 2004 and 2003, respectively.

The expense ratios for the three and six months ended June 30, 2004 were 46.9% and 44.6%, respectively, compared to 54.2% and 57.2% for the same periods in 2003. During the three months ended June 30, 2003, administrative expenses of $2.3 million were recorded related to the assumption of premium from involuntary pools. Restructuring efforts initiated in March 2003 resulted in $0.6 million and $1.5 million in expense being recorded during the three and six months ended June 30, 2003, respectively, for personnel costs and other associated costs. This effort along with continued expense management initiatives have resulted in decreased levels of expenses in the three and six months ended June 30, 2004.

Investment income increased in the three and six months ended June 30, 2004 as compared to 2003 due to higher invested balances. Invested assets were $724.2 million as of June 30, 2004, compared to $645.5 million as of June 30, 2003.

Specialty Commercial. The following table summarizes the results of operations for the specialty commercial segment for the three and six months ended June 30, 2004 and 2003:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                      June 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------

Gross written premiums                                            $ 54.1         $ 35.6         $ 95.3          $ 70.0
                                                            =============  =============  =============   =============

Earned premiums                                                     35.1           30.2           66.9            58.3
Losses and loss adjustment expenses                                 23.1           22.6           44.1            42.1
Underwriting expense                                                10.9            8.9           21.6            17.4
                                                            -------------  -------------  -------------   -------------
Underwriting income                                                  1.1           (1.3)           1.2            (1.2)

Investment  income, net                                              2.6            2.5            5.1             4.7
                                                            -------------  -------------  -------------   -------------
Income before taxes                                               $  3.7         $  1.2         $  6.3          $  3.5
                                                            =============  =============  =============   =============

Combined ratio                                                     96.8%         104.5%          98.1%          102.1%
                                                            =============  =============  =============   =============

The increase in gross written premiums was primarily attributable to new business written under a renewal rights acquisition entered into in the fourth quarter of 2003. Gross written premiums from new business were $24.3 million for the three months ended June 30, 2004, compared to $9.4 million for the same period ended 2003. For the six months ended June 30, 2004 and 2003, gross written premiums from new business were $37.6 million and $16.3 million, respectively. Of the new business written in 2004, the renewal rights acquisition contributed approximately $17.3 million and $23.1 million to gross written premiums for the three and six months ended June 30, 2004, respectively. Renewal premiums were $29.2 million and $56.9 million for the three and six months ended June 30, 2004, respectively compared to $23.5 million and $53.5 million for the same periods in 2003. The increases in renewal premiums were primarily due to rate increases. The increase in earned premiums in 2004 as compared to 2003 was primarily a result of the increase in gross written premiums in 2003.

The specialty commercial segment's loss ratio was 65.9% for both the three and six months ended June 30, 2004, compared to 75.1% and 72.4% for the three and six months ended June 30, 2003, respectively. The improvement in the loss ratio was primarily the result of rate increases over the past year. In addition, for the three months ended June 30, 2003, catastrophe losses of approximately $1.9 million were recorded relating to storms in the South and Midwest. No significant catastrophe losses were experienced during the three and six months ended June 30, 2004. The specialty commercial segment's loss reserves were $197.2 million and $174.6 million as of June 30, 2004 and 2003, respectively.

The expense ratios for the specialty commercial segment were 30.9% and 32.2% for the three and six months ended June 30, 2004, respectively, compared to 29.4% and 29.7% for the same periods ended in 2003. The increase in the expense ratios in 2004 as compared to 2003 was primarily attributable to start-up costs relating to the renewal rights acquisition previously discussed of approximately $1.4 million and $2.3 million for the three and six months ended June 30, 2004, respectively.

The increase in investment income for the three months ended June 30, 2004, as compared to the same period in 2003, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $252.6 million as of June 30, 2004, compared to $242.6 million as of June 30, 2003.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three and six months ended June 30, 2004 and 2003:


                                                                Three Months Ended              Six Months Ended
                                                                      June 30,                      June 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------

Gross written premiums                                            $ 15.6         $ 11.4         $ 31.7          $ 22.7
                                                            =============  =============  =============   =============

Earned premiums                                                     14.0            6.6           27.6            12.1
Losses and loss adjustment expenses                                  8.7            4.3           17.2             8.0
Underwriting expense                                                 4.7            2.1            9.3             3.8
                                                            -------------  -------------  -------------   -------------
Underwriting income                                                  0.6            0.2            1.1             0.3

Investment  income, net                                              0.3            0.1            0.7             0.3
                                                            -------------  -------------  -------------   -------------
Income before taxes                                               $  0.9         $  0.3         $  1.8          $  0.6
                                                            =============  =============  =============   =============

Combined ratio                                                     96.1%          97.4%          96.0%           98.0%
                                                            =============  =============  =============   =============

The increase in gross written premiums for the three and six months ended June 30, 2004 as compared to 2003 was primarily the result of renewal business written in 2004. For the three months ended June 30, 2004, the public entity segment's renewal business was approximately $9.1 million compared to $4.8 million for the same period in 2003. For the six months ended June 30, 2004, the public entity segment's renewal business was approximately $19.6 million compared to $8.9 million for the six months ended June 30, 2003. Additionally, during the three and six months ended June 30, 2004, the public entity segment's new business was approximately $6.5 million and $12.1 million, respectively, compared to $6.5 million and $13.7 million, respectively, for the same periods in 2003. Included in the new business for the three and six months ended June 30, 2004 was $2.3 million and $4.6 million, respectively, attributable to a renewal rights agreement entered into in the fourth quarter of 2003. Gross premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insured's fiscal year end. The increase in earned premiums for the three and six months ended June 30, 2004, as compared to the same periods in 2003 was primarily attributable to premium growth during 2003.

Losses and loss adjustment expenses for the three and six months ended June 30, 2004 resulted in a loss ratio of 62.1% and 62.4%, respectively, compared to 65.0% and 65.1%, respectively, for the same periods in 2003. The decrease in the loss ratio is attributable to the maturation of the book of business as well as a decrease in the percentage of business reinsured through quota share arrangements. Loss reserves for the public entity segment were $39.4 million and $17.8 million as of June 30, 2004 and 2003, respectively.

The expense ratio for the three and six months ended June 30, 2004 was 34.0% and 33.6%, respectively, compared to 32.4% and 32.9%, respectively, for the same periods in 2003. The increase in the expense ratios from 2003 to 2004 was primarily related to operations associated with a renewal rights agreement entered into in the fourth quarter of 2003 for which the bulk of the premium volume will be written in the period from July through October, corresponding with the insured's fiscal year end.

The increase in investment income for the three and six months ended June 30, 2004, as compared to the same periods in 2003, was primarily a result of an increase in invested assets due to positive cash flow. Invested assets were $41.8 and $15.1 million as of June 30, 2004 and 2003, respectively.

Run-off Lines. The Company has discontinued underwriting certain lines of business. The Company is still obligated to pay losses incurred on these lines which include general liability, asbestos and environmental liabilities and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. Loss reserves for the run-off lines were as follows:


                                                                                  June 30,
                                                               ---------------------------------------------
                                                                       2004                    2003
                                                               ---------------------   ---------------------
(in millions)                                                    Gross       Net        Gross        Net
                                                               ---------- ----------   ---------  ----------

Environmental and asbestos:
Loss reserves, beginning of the period                            $219.5     $180.0      $236.5      $178.3
Incurred losses                                                        -          -        (0.7)        0.8
Losses paid                                                         38.9        9.5         5.3         6.1
                                                               ---------- ----------   ---------  ----------
Loss reserves - environmental and
  asbestos, end of the period                                      180.6      170.5       230.5       173.0
Other run-off lines                                                 46.6       37.5        55.4        43.0
Net reserves ceded - retroactive
reinsurance contract                                                   -      (42.4)          -       (40.0)
                                                               ---------- ----------   ---------  ----------
Total reserves - run-off lines                                    $227.2     $165.6      $285.9      $176.0
                                                               ========== ==========   =========  ==========

The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Management believes the reserves for losses and loss adjustment expenses are adequate based on current facts and circumstances. The Company expects to complete its annual review of its reserves prior to the end 2004.

On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies") entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance Company polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance Company as a condition to receiving payment. The Company ceded the majority of the $29.8 million contribution to reinsurers. Based on information currently available to the Company, management's best estimate of Argonaut Insurance Company's asbestos and environmental reserves remains unchanged following the settlement.

Reinsurance

Certain of the Company's reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers on paid loss recoverables and case reserves totaled $27.5 million as of June 30, 2004. Amounts due from such reinsurers on incurred but not reported claims totaled $22.1 million as of June 30, 2004. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., which announced in August 2003 its intent to restructure its operations under the U.S. Bankruptcy Code. The balances are due from the insurance subsidiaries, not Trenwick Group Ltd.

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

Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the six months ended June 30, 2004, these payments totaled $0.2 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of June 30, 2004, Fayez Sarofim & Co. managed $156.3 million fair value of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. ("HCC"), a greater than 10% shareholder. For the six months ended June 30, 2004, the Company ceded approximately $30.7 million of gross written premiums, $27.4 million of earned premiums and $15.8 million of losses and loss adjustment expenses. The Company earned a ceding commission of $5.3 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC's USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC's International Directors and Officers Liability program. Effective January 1, 2004, the agreement was amended and Argonaut Insurance Company now assumes 1.5% of the premiums and losses under each program. For the six months ended June 30, 2004, gross written premiums recorded under this program totaled $5.2 million. For the six months ended June 30, 2004, the Company expensed ceding and other commissions of $3.2 million related to this business.

Liquidity and Capital Resources

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the six months ended June 30, 2004, consolidated net cash provided by operating activities was $8.8 million, compared to $74.2 million for the same period in 2003. The decrease in cash flows from operating activities for the six months ended June 30, 2004 as compared to 2003 was primarily attributable to an increase in claims payments in run-off lines (see "Results of Operations - Run-off Lines), coupled with a slower growth rate in gross written premiums in 2004 as compared to 2003.

On April 29, 2004, Argonaut Group Statutory Trust IV, a wholly-owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 3.85% (not to exceed 12.5% prior to May 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After April 29, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to April 29, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 12, 2004, Argonaut Group Statutory Trust VI, a wholly-owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 3.8% (not to exceed 12.5% prior to June 17, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After June 17, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to June 17, 2009 upon the happening specified events as a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 26, 2004, Argonaut Group Statutory Trust V, a wholly-owned subsidiary of the Company, sold 12,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $12.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 372 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities is equal to 3-Month LIBOR plus 3.85% (not to exceed 12.5% prior to May 24, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After May 24, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to May 24, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

Refer to Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Operating Results - Liquidity" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004 for further discussion on the Company's liquidity.

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

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. For the six months ended June, 2004, the Company received payments of $0.8 million on this contract. Gains on the foreign currency translation were insignificant. Management is unable at this time to estimate future foreign currency gains or losses, if any. Changes in the value of foreign investments related to fluctuations in foreign currency exchange rates are included in unrealized gains or losses. The amount of unrealized gains as of June 30, 2004 was $0.8 million, compared to $0.2 million as of June 30, 2003.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders' equity as of June 30, 2004.

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

The Company regularly evaluates its investment portfolio for indication of other than temporary impairments to the individual securities. During the three and six months ended June 30, 2003, the Company recognized other than temporary losses on the investment portfolio of $1.5 million and $3.8 million, respectively. During the same periods in 2004, the Company did not incur any other than temporary impairments losses in its investment portfolio. Management has assessed these risks and believes that there have been no material changes since December 31, 2003.

Item 4.  Controls and Procedures

In connection with the filing of this Form 10-Q, management, including the Company's chief executive officer and chief financial officer, has reviewed the effectiveness of the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. Based on the evaluation, management, including the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

There have been no changes in the Company's internal controls over financial reporting during the three and six months ended June, 2004 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Part I, Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004 and Part II, Item 1 - "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004 that was filed with the Securities and Exchange Commission on May 7, 2004 for additional discussion on the Company's pending legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Argonaut Group, Inc. was held May 11, 2004. The following matters were submitted to the shareholders at the meeting:

Votes were cast in the following manner in connection with the election of each director to serve until the next annual meeting of shareholders:

                                                                    Broker
                                Votes For      Votes Withheld     Non-Votes
                              -------------   ---------------    -----------

Hector De Leon                 26,506,890        2,058,471           -
Frank W. Maresh                26,833,268        1,732,093           -
Allan W. Fulkerson             26,873,094        1,692,267           -
David Hartoch                  26,833,789        1,731,572           -
John R. Power, Jr.             26,518,394        2,046,967           -
George A. Roberts              26,805,583        1,759,778           -
Fayez S. Sarofim               23,245,915        5,319,446           -
Mark E. Watson III             26,891,159        1,674,202           -
Gary V. Woods                  26,849,589        1,715,772           -


Votes were cast in the following manner in connection with the proposal to increase the amounts of authorized shares of common stock of the Company from 35,000,000 to 70,000,000:
                                                               Broker
   Votes For         Votes Against         Abstain           Non-Votes
-----------------    ---------------    ---------------    ---------------

      25,660,282          2,837,039             68,040            -

Votes were cast in the following manner in connection with the proposal to replace the Company's Employee Stock Incentive Plan with the 2004 Employee Stock Purchase Plan:
                                                               Broker
   Votes For         Votes Against         Abstain           Non-Votes
-----------------    ---------------    ---------------    ---------------

      24,573,845          1,386,528            109,878          2,495,110

Votes were cast in the following manner in connection with the proposal to amend the Company's Amended and Restated Stock Incentive Plan:
                                                               Broker
   Votes For         Votes Against         Abstain           Non-Votes
-----------------    ---------------    ---------------    ---------------

      20,079,452          5,853,706            137,093          2,495,110

Votes were cast in the following manner in connection with the proposal to amend the Company's Non-Employee Director Stock Option Plan:
                                                               Broker
   Votes For         Votes Against         Abstain           Non-Votes
-----------------    ---------------    ---------------    ---------------

      20,447,940          5,497,296            125,015          2,495,110


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

       On May 25, 2004, the Company filed a current report on Form 8-K to file with the Securities and Exchange Commission an amendment to its certificate of incorporation.

       On May 5, 2004, the Company furnished a current report on Form 8-K under
       Item 12 of Form 8-K announcing its operating results for the quarter ended March 31, 2004. This current report on Form 8-K shall not be deemed to be incorporated by reference into this quarterly report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Argonaut Group, Inc.
--------------------------
(Registrant)





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



August 9, 2004

                                  EXHIBIT INDEX

    Exhibit
       No.            Description
      12.1 Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

      31.1 Certificate of the Chief Executive Officer pursuant to Section 302 Act of 2002.

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

      32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                   EXHIBIT 12.1


                              ARGONAUT GROUP, INC.
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                                              Six months ended
                                                   June 30,                       Years Ended December 31,
                                            ---------------------  ---------------------------------------------------------
                                              2004       2003        2003        2002        2001       2000         1999
                                            ---------------------  ---------------------------------------------------------
                                                                  (in millions, except ratios)

Earnings:
Income (loss) from continuing
operations before provision for
income taxes                                  $ 17.9      $ 67.0    $ 135.3      $(21.1)      $ 3.3    $ (129.2)     $(25.5)

Add:
Fixed charges                                    6.7         5.7       12.3         2.6         2.9         2.3         1.5
                                            ---------  ----------  ---------   ---------   ---------  ----------   ---------
Total earnings (loss)                         $ 24.6      $ 72.7    $ 147.6      $(18.5)      $ 6.2    $ (126.9)     $(24.0)
                                            =========  ==========  =========   =========   =========  ==========   =========

Fixed charges
Interest expense, net                         $  4.5      $  4.1      $ 8.4      $  0.4       $ 0.2         $ -         $ -
Preferred stock dividends                        1.2         0.6        1.8           -           -           -           -
Rental interest factor                           1.0         1.0        2.1         2.2         2.7         2.3         1.5
                                            ---------  ----------  ---------   ---------   ---------  ----------   ---------
Total fixed charges                           $  6.7      $  5.7    $  12.3      $  2.6       $ 2.9    $    2.3      $  1.5
                                            =========  ==========  =========   =========   =========  ==========   =========

Ratio of earnings to fixed charges            3.7:1      12.8:1     12.0:1        (A)        2.1:1       (B)         ( C )
                                            =========  ==========  =========   =========   =========  ==========   =========


(A)  Earnings were inadequate to cover fixed charges by $21.1 million
(B)  Earnings were inadequate to cover fixed charges by $129.2 million
(C)  Earnings were inadequate to cover fixed charges by $25.5 million

                                                                   EXHIBIT 31.1

                            CERTIFICATE OF COMPLIANCE

I, Mark E. Watson III, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Argonaut Group, Inc;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


CERTIFIED this 9th day of August, 2004.


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


     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


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


CERTIFIED this 9th day of August, 2004.

                                        /s/  Mark W. Haushill
                                        ---------------------------
                                          Mark W. Haushill
                                          Vice President
                                          Chief Financial Officer and Treasurer

                                                                   EXHIBIT 32.1


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three months ended June 30, 2004 ("the Report") that:

  1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 9th day of August, 2004.

                                        /s/  Mark E. Watson III
                                        ----------------------------
                                          Mark E. Watson III
                                          President and Chief Executive Officer

                                                                   EXHIBIT 32.2


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark W. Haushill, Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three months ended June 30, 2004 ("the Report") that:

  1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 9th day of August, 2004.

                                        /s/  Mark W. Haushill
                                        ---------------------------
                                          Mark W. Haushill
                                          Vice President
                                          Chief Financial Officer and Treasurer