Form 10-Q
period 2004-09-30
ARGONAUT GROUP INC
filed 2004-11-09
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the quarterly period ended September 30, 2004

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.)  Yes    X        No ____
                                                    -------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 2004

         Title                                                    Outstanding

Common Stock, par value $0.10 per share                            27,683,689

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                       Page No.

Part I.  FINANCIAL INFORMATION:

    Item 1.  Consolidated Financial Statements (unaudited):

             Consolidated Balance Sheets
              September 30, 2004 and December 31, 2003....................    3

             Consolidated Statements of Operations
              Three and nine months ended September 30, 2004 and 2003.....    4

             Consolidated Statements of Comprehensive Income (Loss)
              Three and nine months ended September 30, 2004 and 2003.....    5

             Consolidated Statements of Cash Flows
              Nine months ended September 30, 2004 and 2003...............    6

             Notes to the Consolidated Financial Statements................   7

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............   19

    Item 3.  Qualitative and Quantitative Disclosure About Market Risk....   32

    Item 4.  Controls and Procedures......................................   33

Part II. OTHER INFORMATION:

    Item 1.  Legal Proceedings............................................   34
    Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
              of Equity Securities........................................   35
    Item 3.  Defaults Upon Senior Securities..............................   35
    Item 4.  Submission of Matters to a Vote of Security Holders..........   35
    Item 5.  Other Information............................................   35
    Item 6.  Exhibits.....................................................   35

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (in millions, except per share amounts)

                                                                                          September 30,     December 31,
                                                                                              2004             2003
                                                                                          --------------   --------------
                                                                                           (Unaudited)
Assets:
   Investments:
     Fixed maturities, at fair value (cost: 2004 - $1,378.1; 2003 - $1,154.9)                 $ 1,401.6        $ 1,190.9
     Equity securities, at fair value (cost: 2004 - $113.0; 2003 - $107.0)                        171.1            170.7
     Other long-term investments, at fair value (cost: 2004 - $17.4; 2003 - $12.1)                 18.9             12.5
     Short-term investments, at fair value which approximates cost                                146.4            179.1
                                                                                          --------------   --------------
   Total investments                                                                            1,738.0          1,553.2
                                                                                          --------------   --------------

   Cash and cash equivalents                                                                       40.8             75.6
   Accrued investment income                                                                       15.3             14.6
   Premiums receivable                                                                            264.0            246.1
   Reinsurance recoverables                                                                       584.3            535.0
   Notes receivable                                                                                38.0             46.4
   Goodwill                                                                                       106.3            105.7
   Current income taxes receivable, net                                                             8.3                -
   Deferred federal income tax asset, net                                                          40.3             27.5
   Deferred acquisition costs, net                                                                 71.9             62.5
   Other assets                                                                                   123.9             99.9
                                                                                          --------------   --------------
Total assets                                                                                  $ 3,031.1        $ 2,766.5
                                                                                          ==============   ==============

Liabilities:
   Reserves for losses and loss adjustment expenses                                           $ 1,585.7        $ 1,480.8
   Unearned premiums                                                                              401.5            353.3
   Funds held                                                                                     192.7            187.2
   Deferred gain, retroactive reinsurance                                                          41.7             43.3
   Junior subordinated debentures                                                                  97.9             27.5
   Current income taxes payable, net                                                                  -             19.7
   Accrued expenses and other liabilities                                                         137.1            115.5
                                                                                          --------------   --------------
Total liabilities                                                                               2,456.6          2,227.3
                                                                                          --------------   --------------

Shareholders' equity:
   Preferred stock - $0.10 par, 5,000,000 shares authorized Series A mandatory convertible preferred stock - 2,953,310 shares
     issued and outstanding at September 30, 2004 and December 31, 2003                             0.3              0.3
   Common stock - $0.10 par, 70,000,000 shares authorized; 27,663,941 and 27,596,325
     shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively        2.8              2.8
   Additional paid-in capital                                                                     226.2            220.5
   Retained earnings                                                                              296.9            253.1
   Deferred stock compensation                                                                     (5.8)            (2.6)
   Accumulated other comprehensive income, net                                                     54.1             65.1
                                                                                          --------------   --------------
Total shareholders' equity                                                                        574.5            539.2
                                                                                          --------------   --------------
Total liabilities and shareholders' equity                                                    $ 3,031.1        $ 2,766.5
                                                                                          ==============   ==============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                               -----------------------------    ----------------------------
                                                                   2004            2003             2004           2003
                                                               -------------   -------------    -------------  -------------
Premiums and other revenue:
    Earned premiums                                                 $ 157.5         $ 148.1          $ 468.3        $ 417.1
    Net investment income                                              16.2            13.3             46.6           40.1
    Realized investment gains, net                                      0.8            48.5              2.8          112.2
                                                               -------------   -------------    -------------  -------------
Total revenue                                                         174.5           209.9            517.7          569.4
                                                               -------------   -------------    -------------  -------------

Expenses:
    Losses and loss adjustment expenses                               117.7           105.6            310.0          294.4
    Underwriting, acquisition, and
      insurance expenses                                               55.5            48.9            165.7          148.5
    Interest expense                                                    3.0             1.9              7.5            6.0
                                                               -------------   -------------    -------------  -------------
Total expenses                                                        176.2           156.4            483.2          448.9
                                                               -------------   -------------    -------------  -------------

Income (loss) before income taxes                                      (1.7)           53.5             34.5          120.5
Provision (benefit) for income taxes                                  (11.1)           28.8            (11.1)          42.5
                                                               -------------   -------------    -------------  -------------
Net income                                                            $ 9.4          $ 24.7           $ 45.6         $ 78.0
                                                               =============   =============    =============  =============

Net income per common share:
        Basic                                                        $ 0.32          $ 1.11           $ 1.59         $ 3.55
                                                               =============   =============    =============  =============
        Diluted                                                      $ 0.31          $ 1.00           $ 1.48         $ 3.30
                                                               =============   =============    =============  =============

Weighted average common shares:
        Basic                                                   27,656,549      21,608,452       27,624,201     21,606,337
                                                               =============   =============    =============  =============
        Diluted                                                 30,812,363      24,593,984       30,756,302     23,613,989
                                                               =============   =============    =============  =============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (in millions)
                                   (Unaudited)

                                                                Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                            -------------------------------------------------------
                                                               2004          2003           2004          2003
                                                            ------------  ------------   ------------  ------------

Net income                                                        $ 9.4        $ 24.7         $ 45.6        $ 78.0
                                                            ------------  ------------   ------------  ------------
Other comprehensive income (loss): Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                     14.4          (7.6)         (14.1)         18.8
      Reclassification adjustment for gains
       included in net income                                      (0.8)        (48.5)          (2.8)        (54.6)
                                                            ------------  ------------   ------------  ------------
Other comprehensive income (loss) before tax                       13.6         (56.1)         (16.9)        (35.8)
Income tax provision (benefit) related to other
    comprehensive income (loss)                                     4.8         (19.6)          (5.9)        (12.5)
                                                            ------------  ------------   ------------  ------------
Other comprehensive income (loss), net of tax                       8.8         (36.5)         (11.0)        (23.3)
                                                            ------------  ------------   ------------  ------------
Comprehensive income (loss)                                      $ 18.2       $ (11.8)        $ 34.6        $ 54.7
                                                            ============  ============   ============  ============

See accompanying notes

                                        ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in millions)
                                                     (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                             --------------------------
                                                                                                2004           2003
                                                                                             ------------   -----------
Cash flows from operating activities:
    Net income                                                                                    $ 45.6        $ 78.0
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization and depreciation                                                               10.6           8.3
        Deferred federal income tax expense (benefit)                                               (6.7)         26.8
        Gains on sales of investments                                                               (2.8)        (54.6)
        Gains on sales of real estate                                                                  -         (57.6)
    Change in:
    Accrued investment income                                                                       (0.7)          0.2
    Premiums receivable and reinsurance recoverables                                               (67.2)        (52.2)
    Unearned premiums on ceded reinsurance                                                         (23.4)        (31.0)
    Reserves for losses and loss adjustment expenses                                               104.9         118.2
    Unearned premiums                                                                               48.2          70.4
    Other assets and liabilities, net                                                              (28.4)         23.3
                                                                                             ------------   -----------
Cash provided by operating activities                                                               80.1         129.8
                                                                                             ------------   -----------

Cash flows from investing activities:
    Sales of fixed maturity investments                                                            225.5          39.1
    Maturities and mandatory calls of fixed maturity investments                                   246.2         156.7
    Sales of equity securities                                                                       4.7          95.8
    Purchases of fixed maturity investments                                                       (704.7)       (396.9)
    Purchases of equity securities                                                                  (9.4)         (2.0)
    Change in short-term investments                                                                32.7        (135.7)
    Cash collected on real estate notes receivables                                                  8.4          10.5
    Acquisition, net of cash received                                                               (0.6)            -
    Other, net                                                                                      13.6          24.3
                                                                                             ------------   -----------
Cash used by investing activities                                                                 (183.6)       (208.2)
                                                                                             ------------   -----------

Cash flows from financing activities:
    Issuance of Series A mandatory convertible preferred stock                                         -          34.6
    Issuance of junior subordinated debentures                                                      70.4          15.5
    Related party note payable                                                                         -          12.0
    Stock options exercised and employee stock purchase plan issuance                                0.5             -
    Secondary common stock offering expenses                                                        (0.2)            -
    Preferred stock offering expense                                                                (0.2)            -
    Payment of cash dividend on preferred stock                                                     (1.8)         (0.6)
                                                                                             ------------   -----------
Cash provided (used) by financing activities:                                                       68.7          61.5
                                                                                             ------------   -----------

Change in cash and cash equivalents                                                                (34.8)        (16.9)
Cash and cash equivalents, beginning of period                                                      75.6          77.4
                                                                                             ------------   -----------
Cash and cash equivalents, end of period                                                          $ 40.8        $ 60.5
                                                                                             ============   ===========

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

The interim financial data as of September 30, 2004 and 2003 and for the three and nine months ended September 30, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2004.

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

Note 3 - Dividends to Common Shareholders

In conjunction with the sale of the Series A Mandatory Convertible Preferred Stock in March 2003, the Company suspended dividend payments to common shareholders for a period of two years. No dividends were declared or paid to common shareholders during the three and nine months ended September 30, 2004 and 2003.

Note 4 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2004 and 2003:

                                                                 Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                           -------------------------------   -------------------------------
(Dollars in millions except per share data)                    2004             2003             2004             2003
                                                           --------------   --------------   --------------   --------------
Net income                                                         $ 9.4           $ 24.7           $ 45.6           $ 78.0
Preferred stock dividends                                           (0.6)            (0.6)            (1.8)            (1.2)
                                                           --------------   --------------   --------------   --------------
Income available to common shareholders                              8.8             24.1           $ 43.8           $ 76.8
Effect of dilutive securities:
    Preferred stock dividends                                        0.6              0.6              1.8              1.2
                                                           --------------   --------------   --------------   --------------
Income available to common shareholders
after assumed conversion                                           $ 9.4           $ 24.7           $ 45.6           $ 78.0

Weighted average shares-basic                                 27,656,549       21,608,452       27,624,201       21,606,337
Effect of dilutive securities:
Stock options                                                    202,504           32,222          178,791           17,143
Convertible preferred stock                                    2,953,310        2,953,310        2,953,310        1,990,509
                                                           --------------   --------------   --------------   --------------

Weighted average shares-diluted                               30,812,363       24,593,984       30,756,302       23,613,989
                                                           ==============   ==============   ==============   ==============

Net income per common share-basic                                 $ 0.32           $ 1.11           $ 1.59           $ 3.55
Net income  per common share-diluted                              $ 0.31           $ 1.00           $ 1.48           $ 3.30

For the three and nine months ended September 30, 2004, options to purchase 1,015,100 shares of common stock at prices ranging from $18.38 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2005 through 2014. For the three and nine months ended September 30, 2003, options to purchase 1,655,800 shares of common stock at prices ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2004 through 2013.

Note 5 - Commitments and Contingencies

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

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses and intends to vigorously contest these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA seeking reimbursement for amounts paid on claims that were within the MTA's deductible limits, above the MTA's policy limits, or otherwise uncovered by the MTA's policy. During the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for similar expenditures on a regular basis in the ordinary course of business. The Company currently has a receivable in the amount of approximately $47.6 million relating to reimbursements due and owing by the MTA. Management has consulted with its attorneys regarding the merits of the Company's claim and based on these discussions, management believes the $47.6 million owed to Argonaut Insurance Company is a valid claim. Further, management believes the MTA has the financial wherewithal to pay the Company's claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

The Court, by agreement of the parties, has ordered the first stage of this case to be tried before a three-judge panel instead of jury to consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due from the MTA. Trial was set for November 1, 2004. On October 25, 2004, the Court ruled on eight recently filed motions for summary adjudication relating to certain of the MTA's defenses to Argonaut Insurance Company's action for reimbursement.

As was the case with a number of previous motions for summary adjudication considered by the Court in the last three years relating to the recoverability of the receivable, the Court again adopted the position asserted by Argonaut Insurance Company as to each motion. Significantly, two of the motions addressed the merits of Argonaut Insurance Company's cancellation and non-renewal of the MTA's policy of insurance. The MTA asserted that Argonaut Insurance Company wrongfully cancelled and non-renewed the MTA's policy of insurance, thus giving rise to certain equitable defenses to Argonaut Insurance Company's collection action. These same allegations formed the primary basis of the MTA's affirmative claims against Argonaut Insurance Company for breach of contract and breach of the covenant of good faith and fair dealing. The Court ruled, however, that Argonaut Insurance Company properly cancelled and non-renewed the policies as a matter of law.

Following the rulings, the MTA sought a postponement of the first stage of the trial in order to pursue a request to the Court of Appeals for an expedited appeal of the rulings. The trial court granted the MTA's request for a postponement, and pleadings relating to the appeal are expected to be filed in the fourth quarter.

Lila Mitchell, et. al. v. Argonaut Insurance Company, et. al. On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies") entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance Company polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance Company as a condition to receiving payment. The Company ceded the majority of the $29.8 million contribution to reinsurers. Based on information currently available to the Company, management's best estimate of Argonaut Insurance Company's asbestos and environmental reserves remains unchanged following the settlement.

Note 6 - Income Taxes

The Company's income tax provision includes the following components:

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                          --------------------------------   -------------------------------
(in millions)                                                  2004             2003             2004             2003
                                                          ---------------  ---------------   --------------  ---------------
Current tax provision (benefit)                                  $ (11.9)           $ 9.2           $ (4.4)          $ 15.7
Deferred tax provision (benefit) related to:
Future tax deductions                                                3.0             (4.2)             2.5            (10.2)
Net operating loss carryforward                                      1.5             22.4              4.2             49.6
Deferred alternative minimum tax provision                          (1.0)            (9.1)             1.6            (10.7)
Valuation allowance change                                          (2.7)            10.5            (15.0)            (1.9)
                                                          ---------------  ---------------   --------------  ---------------
Income tax provision (benefit)                                   $ (11.1)          $ 28.8          $ (11.1)          $ 42.5
                                                          ===============  ===============   ==============  ===============

A reconciliation of the Company's income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                          --------------------------------   -------------------------------
(in millions)                                                  2004             2003             2004             2003
                                                          ---------------  ---------------   --------------  ---------------
Income tax provision (benefit) at statutory rates                 $ (0.6)          $ 18.7           $ 12.1           $ 40.4
Tax effect of:
Tax exempt interest                                                    -                -             (0.1)            (0.1)
Dividends received deduction                                        (0.2)            (0.1)            (0.6)            (0.6)
Valuation allowance change                                          (2.7)            10.5            (15.0)            (1.9)
Other permanent adjustments, net                                    (0.4)            (0.3)            (0.3)            (0.3)
State income tax provision                                          (7.2)               -             (7.2)             5.0
                                                          ---------------  ---------------   --------------  ---------------
Income tax provision (benefit) at statutory rates                $ (11.1)          $ 28.8          $ (11.1)          $ 42.5
                                                          ===============  ===============   ==============  ===============

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company's deferred tax asset is supported by tax planning strategies, the reversal of taxable temporary differences and the recognition of future income. For the three and nine months ended September 30, 2004, the Company reduced the deferred tax asset valuation allowance by $2.7 million and $15.0 million, respectively. At September 30, 2004, the Company has a deferred tax asset of $40.3 million, net of a deferred tax asset valuation allowance of $34.1 million. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly.

California Assembly Bill 263 ("AB 263"), a bill providing for partial deduction of certain intercompany insurance dividends for purposes of the California Corporation Tax Law, became law on September 29, 2004. This bill was enacted in response to a 1999 California appellate court decision known as the Ceridian decision which held that the partial dividend received deduction for intercompany insurance dividends that California companies were allowed to take was unconstitutional. The Franchise Tax Board subsequently announced that no dividend received deduction for intercompany insurance dividends would be available for years after 1996, at which time the Company accrued a state tax liability which was created by the disallowance while pursuing alternative methods of resolution through the administrative appeal process. As a result of the enactment of AB 263, the Company has reduced its state tax reserve by approximately $10.9 million. The balance of the original reserve accrual, approximately $2.8 million, will be retained pending resolution of the Company's remaining claims arising out of the Ceridian decision before the California Franchise Tax Board. While it is difficult to predict the final outcome or timing of resolution of this issue, management believes the Company's remaining reserve, including penalties and interest, reflects the probable outcome of this contingency.

Note 7 - Stock-Based Compensation

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In May 2004, the shareholders approved an amendment to the Company's Amended and Restated Stock Incentive Plan (the "Amended Plan"). The Amended Plan provides for the following: (a) prohibits any reduction in the exercise price of an option without shareholder approval; (b) increases the number of shares available under the plan by 1,750,000; (c) limits grants to individual employees to 300,000 shares within any calendar year (except in the year of their initial employment); (d) prohibits the granting of options with an exercise price below fair market value on the date of grant; (e) reduces the maximum duration of future grants to seven years; and (f) extends the expiration date of the Plan to April 2, 2014. Under the Amended Plan, an aggregate of 6,250,000 shares of the Company's common stock may be issued to certain executives and other key employees, of which approximately 2,5000,000 are available for distribution. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights.

Under the Amended Plan, up to 1,250,000 shares may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of three to four years, subject to continued employment. The stock is not issued until the vesting requirements are met and participants in the plan are not entitled to any voting or dividend rights until after the stock has been issued. As of September 30, 2004, 256,533 shares are outstanding under the plan, net of forfeitures of 31,564 shares. Of the shares outstanding, 43,774 shares will vest subject to the achievement of an objective performance goal. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense ratably over the vesting period. For the three months ended September 30, 2004 and 2003, the Company recognized compensation expense of $0.5 million and $0.2 million, respectively. For the nine months ended September 30, 2004 and 2003, the Company recognized compensation expense of $1.4 million and $0.7 million, respectively.

In August 2003, the Company granted certain executives and other key employees stock option awards whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company's common stock as of the measurement date over the vesting period of these options. For the three and nine months ended September 30, 2004, the Company recognized compensation expense related to these stock options of $0.1 million and $0.4 million, respectively.

In August 2004, the Company granted certain executives and other key employees stock option awards whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four year term. The options granted under this variable plan resulted in approximately $1.5 million of compensation expense being deferred as of September 30, 2004, which will be amortized over the vesting period of the options. Compensation expense related to these options was approximately $0.1 million for the three and nine months ended September 30, 2004.

In August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature to all options granted prior to February 2, 2004 which had exercise prices greater than or equal to $16.21 per share. This modification to the existing options grants resulted in compensation expense of approximately $0.4 million for the three and nine months ended September 30, 2004.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                  September 30,
                                                             ---------------------------   ---------------------------
(in millions, except per share amounts)                          2004          2003            2004          2003
                                                             -------------  ------------   -------------  ------------
Net income, as reported                                             $ 9.4        $ 24.7          $ 45.6        $ 78.0
Add: Total deferred stock compensation expense
     included in reported net income, net of taxes                    0.7           0.1             1.5           0.5
Deduct: Total stock-based employee compensation
     determined under fair value based methods for
     all awards, net of tax                                          (1.1)         (0.2)           (2.3)         (0.8)
                                                             -------------  ------------   -------------  ------------
Pro forma net income                                                $ 9.0        $ 24.6          $ 44.8        $ 77.7
                                                             =============  ============   =============  ============

Earnings per share
     Basic - as reported                                           $ 0.32        $ 1.11          $ 1.59        $ 3.55
     Basic - pro forma                                             $ 0.30        $ 1.11          $ 1.56        $ 3.54

     Diluted - as reported                                         $ 0.31        $ 1.00          $ 1.48        $ 3.30
     Diluted - pro forma                                           $ 0.29        $ 1.00          $ 1.46        $ 3.29

Note 8 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $50.1 million and $22.7 million as of September 30, 2004 and 2003, respectively:

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        -----------------------
(in millions)                                                                              2004        2003
                                                                                        ----------- -----------
Net reserves - beginning of year                                                           $ 965.5     $ 838.2
Net reserves from renewal rights acquisition                                                     -         3.2
Net reserves ceded under retroactive reinsurance contracts                                     1.6        (2.5)

Add:
   Loss and LAE incurred during calendar year, net of reinsurance:
    Current accident year                                                                    315.0       272.0
    Prior accident years                                                                      (5.0)       22.4
                                                                                        ----------- -----------
   Loss and LAE incurred during current calendar year, net of reinsurance                    310.0       294.4

Deduct:
   Loss and LAE payments made during current calendar year, net of reinsurance:
    Current accident year                                                                     42.6        46.9
    Prior accident years                                                                     183.0       146.9
                                                                                        ----------- -----------
   Loss and LAE payments made during current calendar year, net of reinsurance:              225.6       193.8
                                                                                        ----------- -----------
Net reserves, end of period                                                                1,051.5       939.5

Add:
   Reinsurance recoverable on unpaid losses & LAE, end of period                             534.2       460.3
                                                                                        ----------- -----------
Gross reserves - end of period                                                           $ 1,585.7   $ 1,399.8
                                                                                        =========== ===========

Favorable loss development on prior accident years recognized during 2004 was primarily the result of $6.6 million of favorable development recognized for the risk management segment, mainly attributable to the 2001, 2002 and 2003 accident years, of which $5.6 million was recognized in the third quarter. Beginning in 2001, management began re-underwriting its risk management book of business emphasizing less hazardous insureds, and began shifting its book of business to loss sensitive policies where the insured retains a significant amount of losses. As a result of these initiatives and as the actuarial data for these years matured, management has determined that its best estimate of losses should be reduced.

Loss development on prior accident years recognized in 2003 was primarily the result of the risk management segment recording adverse development on one large construction account of approximately $5.0 million, combined with an increase in the allowance for doubtful accounts for balances due from reinsurers of approximately $5.0 million. Additionally, the run-off segment decreased its ceded loss and loss adjustment reserves, recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million.

Note 9 - Business Segments

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

Revenues and income before taxes for each segment were as follows:

                                                           Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -------------------------------   --------------------------------
(in millions)                                            2004             2003              2004             2003
                                                     --------------   --------------   ---------------  ---------------
Revenues:
Earned premiums
       Excess & surplus lines                               $ 76.6           $ 75.3           $ 226.0          $ 209.9
       Risk management                                        23.6             31.7              90.5             95.7
       Specialty commercial                                   40.3             31.9             107.2             90.1
       Public entity                                          17.0              9.2              44.6             21.4
       Run-off lines                                             -                -                 -                -
                                                     --------------   --------------   ---------------  ---------------
Total earned premiums                                        157.5            148.1             468.3            417.1
Net investment income
       Excess & surplus lines                                  5.8              4.0              15.4             11.5
       Risk management                                         7.1              6.9              21.8             20.8
       Specialty commercial                                    2.7              2.4               7.8              7.1
       Public entity                                           0.5              0.2               1.2              0.5
       Run-off lines                                             -                -                 -                -
       Corporate & other                                       0.1             (0.2)              0.4              0.2
                                                     --------------   --------------   ---------------  ---------------
Total net investment income                                   16.2             13.3              46.6             40.1
Realized investment gains, net                                 0.8             48.5               2.8            112.2
                                                     --------------   --------------   ---------------  ---------------
Total revenue                                              $ 174.5          $ 209.9           $ 517.7          $ 569.4
                                                     ==============   ==============   ===============  ===============
Income (loss) before income tax
       Excess & surplus lines                                 (3.7)            11.7              21.5             30.6
       Risk management                                         4.8              2.8              13.7            (13.9)
       Specialty commercial                                    4.6              2.5              10.9              5.9
       Public entity                                          (0.2)             1.1               1.6              1.7
       Run-off lines                                             -            (10.2)                -            (10.2)
                                                     --------------   --------------   ---------------  ---------------
Total segment income before taxes                              5.5              7.9              47.7             14.1
Corporate & other                                             (8.0)            (2.9)            (16.0)            (5.8)
Net realized investment gains                                  0.8             48.5               2.8             54.6
Net realized gains on sales of real estate                       -                -                 -             57.6
                                                     --------------   --------------   ---------------  ---------------
Total income (loss) before income tax                       $ (1.7)          $ 53.5            $ 34.5          $ 120.5
                                                     ==============   ==============   ===============  ===============


Identifiable assets for each segment were as follows:


                                               September 30,     December 31,
(in millions)                                     2004              2003
                                            ----------------  ----------------

Excess & surplus lines                               $ 907.1           $ 744.2
Risk management                                      1,495.7           1,483.7
Specialty commercial                                   419.4             370.2
Public entity                                          138.8              80.9
Run-off lines                                             -                 -
Corporate & other                                       70.1              87.5
                                            ----------------  ----------------
Total                                              $ 3,031.1         $ 2,766.5
                                            ================  ================

Note 10 - Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                              -----------------------------   ------------------------------
(in millions)                                     2004            2003            2004            2003
                                              -------------   -------------   --------------  --------------
Commissions                                         $ 28.5          $ 32.9           $ 79.9          $ 78.9
General Expenses                                      27.4            15.6             78.5            60.8
State assessments                                      2.4             1.9              7.5             7.5
Taxes, licenses and bureau fees                        4.0             3.8              9.9             9.7
                                              -------------   -------------   --------------  --------------
                                                      62.3            54.2            175.8           156.9
Deferral of policy acquisition costs                  (6.8)           (5.3)           (10.1)           (8.4)
                                              -------------   -------------   --------------  --------------

Total underwriting, acquisition and
insurance expense                                   $ 55.5          $ 48.9          $ 165.7         $ 148.5
                                              =============   =============   ==============  ==============


Note 11 - Junior Subordinate Debentures

On April 29, 2004, Argonaut Group Statutory Trust IV, a wholly owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust IV is equal to 3-month LIBOR plus 3.85% (not to exceed 12.5% prior to May 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After April 29, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to April 29, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 12, 2004, Argonaut Group Statutory Trust VI, a wholly owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust VI is equal to 3-month LIBOR plus 3.8% (not to exceed 12.5% prior to June 17, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After June 17, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to June 17, 2009 upon the happening specified events as a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 26, 2004, Argonaut Group Statutory Trust V, a wholly owned subsidiary of the Company, sold 12,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $12.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 372 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital
Securities issued by Trust V is equal to 3-month LIBOR plus 3.85% (not to exceed 12.5% prior to May 24, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After May 24, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to May 24, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On September 17, 2004, Argonaut Group Statutory Trust VII, a wholly owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust VII is equal to 3-month LIBOR plus 3.6% (not to exceed the highest rate permitted by New York law, currently 16.0%, prior to September 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After September 15, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On September 22, 2004, Argonaut Group Statutory Trust VIII, a wholly owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust VIII is equal to 3-month LIBOR plus 3.55% (not to exceed the highest rate permitted by New York law, currently 16.0%, prior to September 22, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After September 22, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 22, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

The Company intends to use the net proceeds from the sale of the Debentures to increase the capital of its insurance subsidiaries and for general corporate purposes.

Note 12 - Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the nine months ended September 30, 2004, these payments totaled $0.3 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of September 30, 2004, Fayez Sarofim & Co. managed $151.6 million fair value of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. ("HCC"), a greater than 10% shareholder. For the nine months ended September 30, 2004, the Company ceded approximately $46.4 million of gross written premiums, $42.9 million of earned premiums and $29.2 million of losses and loss adjustment expenses. The Company earned a ceding commission of $8.6 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC's USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC's International Directors and Officers Liability program. Effective January 1, 2004, the agreement was amended and Argonaut Insurance Company now assumes 1.5% of the premiums and losses under each program. For the nine months ended September 30, 2004, gross written premiums under this program totaled $7.2 million. For the nine months ended September 30, 2004, the Company expensed ceding and other commissions of $3.6 million related to this business.

Note 13 - Supplemental Cash Flows Information

Income taxes paid. The Company paid income taxes of $23.6 million and $4.1 million during the nine months ended September 30, 2004 and 2003, respectively.

Interest paid. The Company paid interest on the junior subordinated debentures of $1.6 million during the nine months ended September 30, 2004. The Company paid interest on a note payable of $0.8 million during the nine months ended September 30, 2003.

Notes receivable. The Company received non-cash proceeds in the form of notes receivable in the amount of $51.2 million in conjunction with the sales of certain real estate holdings during the nine months ended September 30, 2003. Cash payments in the amount of $8.4 million were received during the nine months ended September 30, 2004, and the balance of these notes was $38.0 million as of September 30, 2004.

Note 14 - Subsequent Events

On October 22, 2004, Argonaut Group Statutory Trust IX, a wholly owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust IX is equal to 3-month LIBOR plus 3.6% (not to exceed the highest rate permitted by New York law, currently 16.0%, prior to December 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After December 15, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to December 15, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

The Company intends to use the net proceeds from the sale of the Debentures to increase the capital of its insurance subsidiaries and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three and nine months ended September 30, 2004 and 2003. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with the Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company filed with the Securities and Exchange Commission on March 15, 2004.

Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations, Qualitative and Quantitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) contain "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, the frequency and/or severity of catastrophic events not experienced by the industry in recent history, accuracy in projecting loss reserves, the impact on the markets in which the Company participates of government and regulatory investigations into certain pricing and commission practices historically undertaken by the industry, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, developments relating to existing agreements, heightened competition, changes in pricing environments, and changes in asset valuations. The Company undertakes no obligation to publicly update any forward looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                   September 30,
                                                            ----------------------------   ---------------------------
(in millions)                                                   2004           2003           2004           2003
                                                            -------------  -------------   ------------   ------------
Gross written premiums                                           $ 261.5        $ 220.1        $ 683.2        $ 593.6
                                                            =============  =============   ============   ============

Earned premiums                                                  $ 157.5        $ 148.1        $ 468.3        $ 417.1
Net investment income                                               16.2           13.3           46.6           40.1
Realized investment gains, net                                       0.8           48.5            2.8          112.2
                                                            -------------  -------------   ------------   ------------
Total revenue                                                    $ 174.5        $ 209.9        $ 517.7        $ 569.4
                                                            =============  =============   ============   ============

Income (loss) before taxes                                          (1.7)          53.5           34.5          120.5
Provision (benefit) for income taxes                               (11.1)          28.8          (11.1)          42.5
                                                            -------------  -------------   ------------   ------------
Net income                                                         $ 9.4         $ 24.7         $ 45.6         $ 78.0
                                                            =============  =============   ============   ============

Combined ratio                                                    109.9%         104.3%         101.6%         106.2%
                                                            =============  =============   ============   ============

The increase in consolidated gross written premiums was primarily attributable to an increase in renewal business. For the three months ended September 30, 2004, consolidated gross written premiums from renewal business totaled $139.7 million, compared to $97.7 million for the same period in 2003. For the nine months ended September 30, 2004, consolidated gross written premiums from renewal business totaled $357.0 million, compared to $265.4 million for the same period in 2003. The increase in premiums on renewal business was primarily the result of an increase in the amount of business inforce subject to renewal.

Also included in consolidated gross written premiums were premiums from new business of $117.4 million and $318.4 million for the three and nine months ended September 30, 2004, respectively, compared to $128.0 million and $345.1 million for the same periods in 2003. The Company entered into two renewal rights agreements in December 2003, which accounted for approximately $30.1 million and $57.7 million of premiums from new business for the three and nine months ended September 30, 2004, respectively. Consolidated gross written premiums for the three and nine months ended September 30, 2004 were also impacted by approximately $9.0 million and $22.6 million, respectively, from premiums written and assumed under various reinsurance agreements, partially offset by endorsements and cancellations of $4.6 million and $14.7 million, respectively.

The increase in consolidated earned premiums for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 were primarily the result of the increase in gross written premiums noted above.

Consolidated net investment income was greater for the three and nine months ended September 30, 2004 compared to the same periods in 2003 due to higher invested balances resulting from the investment of proceeds from various capital raising initiatives combined with positive cash flows from operations. Consolidated invested assets totaled $1, 738.0 million and $1,438.1 million at September 30, 2004 and 2003, respectively.

The Company manages its investment portfolio to minimize losses, both realized and unrealized. Realized investment gains for the three months ended September 30, 2004 were $0.8 million. Realized investment gains for the three months ended September 30, 2003 were $48.5 million, which were primarily attributable to the Company re-allocating its investment portfolio. Realized investment gains for the nine months ended September 30, 2003 included gains on sales of three real estate holdings totaling $57.6 million. Included in realized investment gains as of September 30, 2003 were write downs of $4.0 million due to the recognition of other than temporary impairments of securities. During the same periods in 2004, the Company did not incur any other than temporary impairment losses in its investment portfolio.

The Company's unrealized gains, net of tax, on investment securities declined by $11.0 million during the nine September 30, 2004 to $54.1 million as of September 30, 2004. The decrease was primarily attributable to rising interest rates, which negatively impacted the fair market value of the Company's fixed maturity portfolio. The Company has the ability and intent to hold these investment securities for a sufficient period of time to allow them to recover their value.

The consolidated loss ratios were 74.7% and 66.2% for the three and nine months ended September 30, 2004, respectively, compared to 71.3% and 70.6% for the three and nine months ended September 30, 2003, respectively. Included in losses for the three and nine months ended September 30, 2004 was $17.7 million resulting from the four hurricanes that made landfall in the southeastern United States during the quarter. These catastrophe losses contributed 11.2 and 3.8 percentage points to the three and nine month loss ratios, respectively. Partially offsetting these losses for the three and nine months ended September 30, 2004 were $5.8 million and $6.8 million, respectively, in favorable development in the risk management segment (see discussion under "Risk Management" below). Losses and loss adjustment expenses for the three months ended September 30, 2003 include $10.2 million of reserve strengthening in the run-off lines (see discussion under "Run-off Lines" below). Additionally, losses and loss adjustment expenses for the nine months ended September 30, 2003 include approximately $10.0 million of reserve strengthening in the risk management segment (see the discussion under "Risk Management" below).

The consolidated expense ratios were 35.2% and 33.0% for the three months ended September 30, 2004 and 2003, respectively. The expense ratio for the three months ended September 30, 2004 was adversely impacted by reinsurance reinstatement premiums of approximately $1.8 million related to the hurricane activity during the period, coupled with a special assessment of $1.2 million being levied to the risk management segment. The consolidated expense ratios were comparable at 35.4% and 35.6% for the nine months ended September 30, 2004 and 2003, respectively.

Consolidated interest expense was $3.0 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively. Consolidated interest expense was $7.5 million and $6.0 million for the nine months ended September 30, 2004 and 2003, respectively. Interest expense of approximately $1.9 million and $5.1 million for the three and nine months ended September 30, 2004, respectively, was incurred by the Company for funds withheld by the Company under a retroactive reinsurance contract, compared to $1.4 million and $5.0 million for the same periods in 2003. Additionally, for the three and nine months ended September 30, 2004, the Company incurred approximately $1.0 million and $2.0 million, respectively, of interest expense related to the junior subordinated debentures issued by the Company during 2003 and 2004. The Company incurred $0.2 million and $0.3 million in interest expense for the three and nine months ended September 30, 2003 for these debentures. The Company paid interest on a note payable of $0.7 million during the nine months ended September 30, 2003.

The consolidated income tax benefit for the three and nine months ended September 30, 2004 was $11.1 million. The income tax benefit was the result of the Company reducing its accrued tax liabilities by $10.9 million due to the state of California enacting a law providing for a partial tax deduction for certain insurance company dividends received by a company subject to California corporate income tax. The Company's consolidated provision for Federal income tax was $0 due to a reduction of the deferred tax asset valuation of $2.6 million and $15.0 million for the three and nine months ended September 30, 2004, respectively. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management anticipates that the deferred tax asset valuation allowance will ultimately be recovered in the future. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly. The consolidated provision for income taxes for the three and nine months ended September 30, 2003 was $28.8 million and $42.5 million, respectively, primarily attributable to the recognition of federal and state income taxes on the gains from the sale of equity securities coupled with the sale of real estate during this period.

Segment Results

As of September 30, 2004, the Company's operations include four on-going business segments: excess and surplus lines, risk management, specialty commercial and public entity. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the corporate and other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments.

Excess and Surplus Lines. The following table summarizes the results of operations for excess and surplus lines segment for the three and nine months ended September 30, 2004 and 2003:

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                           $ 105.5        $ 100.5        $ 315.6         $ 284.6
                                                            =============  =============  =============   =============

Earned premiums                                                     76.6           75.3          226.0           209.9
Losses and loss adjustment expenses                                 63.1           45.4          152.2           127.6
Underwriting expense                                                23.0           22.2           67.7            63.2
                                                            -------------  -------------  -------------   -------------
Underwriting income                                                 (9.5)           7.7            6.1            19.1

Investment  income, net                                              5.8            4.0           15.4            11.5
                                                            -------------  -------------  -------------   -------------
Income before taxes                                               $ (3.7)        $ 11.7         $ 21.5          $ 30.6
                                                            =============  =============  =============   =============

Combined ratio                                                    112.5%          89.7%          97.3%           90.9%
                                                            =============  =============  =============   =============

The increase in gross written premiums for the three and nine months ended September 30, 2004 was primarily attributable to increases in renewal business. For the three months ended September 30, 2004, gross written premiums derived from renewal business was $52.4 million compared to $41.4 million for the same period in 2003. Gross written premiums from renewal business were $146.7 million and $96.8 million for the nine months ended September 30, 2004 and 2003, respectively. Gross written premiums related to new business declined to $57.7 million for the three months ended September 30, 2004, compared to $64.7 million for the same period of 2003, as the Company did not issue new policies in Florida from August 13 to September 27 as a result of the hurricane activity throughout Florida. Gross written premiums from new business were $183.6 million and $204.7 million for the nine months ended September 30, 2004 and 2003, respectively. The decline was primarily attributable to increased competition primarily in property lines of business and the hurricane activity in the third quarter of 2004. Also impacting gross written premiums were cancellations and endorsements, which reduced gross written premiums by approximately $4.6 million and $14.7 million for the three and nine months ended September 30, 2004, respectively, compared to $5.6 million and $16.9 million for the same periods in 2003.

Earned premiums increased to $76.6 million and $226.0 million for the three and nine months ended September 30, 2004, compared to $75.3 million and $209.9 million for the same periods in 2003. The increase in earned premiums was primarily due to written premium growth in 2003. Partially offsetting the increase in earned premiums are premiums ceded under a quota share reinsurance agreement of approximately $15.5 million and $42.9 million for the three and nine month periods ended September 30, 2004, respectively. Earned premiums ceded for the three and nine months ended September 30, 2003 were $5.8 million and $7.5 million.

The excess and surplus lines segment's loss ratios were 82.5% and 67.3% for the three and nine months ended September 30, 2004, respectively, compared to 60.2% and 60.8% for the same periods in 2003. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2004 was $15.4 million in catastrophe losses resulting from the four hurricanes that made landfall in the southeastern United States during the quarter. These catastrophe losses contributed 20.1 and 6.8 percentage points to the three and nine month loss ratios, respectively. Loss reserves for the excess and surplus lines were $454.7 million as of September 30, 2004, compared to $258.2 million as of September 30, 2003.

The expense ratios for the three months ended September 30, 2004 and 2003 were 30.0% and 29.5%, respectively. The increase in the expense ratio was primarily attributable to the reinsurance reinstatement premiums incurred as a result of the hurricane activity during the period. The expense ratios for the nine months ended September 30, 2004 and 2003 were comparable at 30.0% and 30.1%, respectively.

The increase in net investment income for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was the result of an increase in invested assets due to positive cash flow over the past twelve months, combined with capital contributions of $22.5 million. Invested assets increased to $580.8 million as of September 30, 2004, compared to $483.9 million as of September 30, 2003.

Risk Management. The following table summarizes the results of operations for the risk management segment for the three and nine months ended September 30, 2004 and 2003:

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                            $ 52.3         $ 54.6        $ 136.9         $ 151.3
                                                            =============  =============  =============   =============

Earned premiums                                                     23.6           31.7           90.5            95.7
Losses and loss adjustment expenses                                 15.8           22.7           58.6            80.7
Underwriting expense                                                10.1           13.1           40.0            49.7
                                                            -------------  -------------  -------------   -------------
Underwriting loss                                                   (2.3)          (4.1)          (8.1)          (34.7)

Investment  income, net                                              7.1            6.9           21.8            20.8
                                                            -------------  -------------  -------------   -------------
Income (loss) before taxes                                         $ 4.8          $ 2.8         $ 13.7         $ (13.9)
                                                            =============  =============  =============   =============

Combined ratio                                                    109.5%         112.8%         108.9%          136.2%
                                                            =============  =============  =============   =============


Gross written premiums for the three and nine months ended September 30, 2004 continued to be impacted by the shift in written premiums toward casualty risk management solutions for upper-middle market accounts implemented in March 2003. Gross written premiums for the upper middle market accounts were $38.5 million for the three months ended September 30, 2004, of which $8.9 million was new business, $25.5 million was renewal business and $4.1 was related to endorsements and cancellations. Gross written premiums for the upper middle market accounts were $36.9 million for the three months ended September 30, 2003. Gross written premiums for the upper middle market accounts were $101.5 million and $74.1 million for the nine months ended September 30, 2004 and 2003, respectively.

As a result of the product shift discussed above, the Company discontinued the active underwriting of select programs during 2003 to focus on the upper middle market accounts. These non-strategic products resulted in gross written premiums of $1.1 million and $3.0 million for the three and nine months ended September 30, 2004, respectively, compared to $9.1 million and $42.3 million for the same periods in 2003.

Included in gross written premiums for the three and nine months ended September 30, 2004 were $9.0 million and $20.4 million, respectively, for certain agreements for which the Company cedes a majority of the premiums and receives a ceding commission. Gross written premiums under these agreements were $4.0 million and $15.5 million for the same periods ended 2003.

Premiums assumed under quota share agreements with insurance subsidiaries of HCC Insurance Holdings, Inc. ("HCC") for directors and officers coverage were $2.0 million and $7.2 million for the three and nine months ended September 30, 2004, respectively. Gross written premiums under these agreements were $3.8 million and $9.6 million for the three and nine months ended September 30, 2003, respectively. The agreements were initiated during the second quarter of 2003. The decrease in the gross written premiums under the HCC contract in 2004 as compared to 2003 was the result of a reduction in the percentage of business assumed from 3.33% for premiums written under the domestic program and 5.0% for premiums written under the international program to 1.5% of premiums written under all programs effective January 1, 2004.

Premiums assumed from involuntary pools were $1.8 million for the three months ended September 30, 2004 compared to $0.8 million for the same period in 2003. Premiums assumed from involuntary pools were $4.7 million and $9.7 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the premiums assumed in 2004 as compared to 2003 was due to a reduction of the assessments due to a decline in premiums written in the state of Massachusetts.

Earned premiums for the three months ended September 30, 2004 were $8.1 million lower than the same period in 2003. This decrease was driven by a combination of an $8.3 million reduction in earned premiums for non-strategic products for which the Company is exiting, together with a $7.0 million reduction in earned premiums for retrospectively rated policies. The Company recognized favorable loss experience on retrospectively rated policies from prior years, which reduced earned premiums because retrospectively rated policy premium is reduced by favorable loss experience. Partially offsetting these decreases was $6.5 million of additional earned premiums for the upper middle market accounts excluding the $7.0 million noted above, and $1.0 million in additional earned premiums assumed from involuntary pools.

Earned premiums for the nine months ended September 30, 2004 were $5.2 million lower than for the same period in 2003. The decrease was driven by a combination of a $22.7 million reduction in earned premiums for non-strategic products for which the Company is exiting, a $10.0 million reduction in earned premiums for retrospectively rated policies, a $1.2 million reduction in earned premiums for certain agreements for which the Company cedes a majority of the premium and receives a ceding commission, and a $0.8 million reduction in earned premiums assumed from involuntary pools. Partially offsetting these decreases was $21.5 million of additional earned premiums for upper middle market accounts excluding the $10.0 million noted above, and $8.0 million of additional earned premiums under the HCC agreement.

Losses and loss adjustment expenses for the three and nine months ended September 30, 2004 resulted in a loss ratio of 66.7% and 64.7%, respectively, compared to 71.5% and 84.3% for the same periods in 2003. Losses and loss adjustment expenses for the three and nine months ended September 30, 2004 have been reduced by $5.6 million and $6.6 million, respectively, for favorable development on prior accident years recognized during 2004, mainly attributable to the 2001, 2002 and 2003 accident years. Beginning in 2001, management began re-underwriting the book of business emphasizing less hazardous insureds, and began shifting the book of business to loss sensitive policies where the insured retains a significant amount of losses. Loss sensitive products generally have a lower loss ratio than guaranteed cost products. As a result of these initiatives and as the actuarial data for these years matured, management has determined that its best estimate of loss and loss adjustment expense should be reduced. Losses and loss adjustment expense for the nine months ended September 30, 2003 included an increase to the allowance for doubtful accounts for balances due from reinsurers of $5.0 million and adverse development of $5.0 million attributable to one multi-year construction account that was non-renewed in January 2004. Loss reserves were $643.5 million and $655.5 million as of September 30, 2004 and 2003, respectively.

The expense ratios for the three and nine months ended September 30, 2004 were 42.8% and 44.2%, respectively, compared to 41.3% and 51.9% for the same periods in 2003. Underwriting expenses for the three months ended September 30, 2004 were increased by a special assessment of $1.2 million levied to the Company by the National Council of Compensation Insurers. During the nine months ended September 30, 2003, administrative expenses of $2.3 million were recorded related to the assumption of premium from involuntary pools. Restructuring efforts initiated in March 2003 resulted in $1.6 million in expense being recorded during the nine months ended September 30, 2003, for personnel and other associated costs. This effort along with continued expense management initiatives have resulted in decreased levels of expenses in the nine months ended September 30, 2004.

Investment income increased in the three and nine months ended September 30, 2004 as compared to 2003 due to higher invested balances. Invested assets were $721.6 million as of September 30, 2004, compared to $678.1 million as of September 30, 2003.

Specialty Commercial. The following table summarizes the results of operations for the specialty commercial segment for the three and nine months ended September 30, 2004 and 2003:

                                                                Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                            $ 60.7         $ 39.7        $ 156.0         $ 109.7
                                                            =============  =============  =============   =============

Earned premiums                                                     40.3           31.9          107.2            90.1
Losses and loss adjustment expenses                                 27.2           23.0           71.3            65.1
Underwriting expense                                                11.2            8.8           32.8            26.2
                                                            -------------  -------------  -------------   -------------
Underwriting income                                                  1.9            0.1            3.1            (1.2)

Investment  income, net                                              2.7            2.4            7.8             7.1
                                                            -------------  -------------  -------------   -------------
Income before taxes                                                $ 4.6          $ 2.5         $ 10.9           $ 5.9
                                                            =============  =============  =============   =============

Combined ratio                                                     95.1%          99.9%          97.0%          101.3%
                                                            =============  =============  =============   =============


The increase in gross written premiums was primarily attributable to new business written under a renewal rights acquisition entered into in the fourth quarter of 2003. Gross written premiums from new business were $27.8 million for the three months ended September 30, 2004, compared to $5.2 million for the same period ended 2003. For the nine months ended September 30, 2004 and 2003, gross written premiums from new business were $65.3 million and $21.6 million, respectively. Of the new business written in 2004, the renewal rights acquisition contributed approximately $20.0 million and $43.0 million to gross written premiums for the three and nine months ended September 30, 2004, respectively. Renewal premiums were $33.0 million and $89.8 million for the three and nine months ended September 30, 2004, respectively compared to $34.5 million and $88.1 million for the same periods in 2003. The increases in renewal premiums were primarily due to rate increases. The increase in earned premiums in 2004 as compared to 2003 was primarily a result of the increase in gross written premiums in 2003.

The specialty commercial segment's loss ratio was 67.4% and 66.5% for the three and nine months ended September 30, 2004, compared to 72.2% and 72.3% for the same periods in 2003, respectively. Losses and loss adjustment expenses for the three and nine months ended September 2004, included approximately $1.1 million in catastrophe losses related to the four hurricanes that made landfall in the southeastern United States. For the three months ended September 30, 2003, catastrophe losses of approximately $1.9 million were incurred primarily resulting from food spoilage resulting from the power outage that affected the northern United States in August 2003. Losses and loss adjustment expenses for the nine months ended September 30, 2003, included an additional $2.1 million in catastrophe losses related to May 2003 storms in the southern and mid-western United States. The specialty commercial segment's loss reserves were $206.8 million and $181.0 million as of September 30, 2004 and 2003, respectively.

The expense ratios for the specialty commercial segment for the three and nine months ended September 30, 2004 were 27.7% and 30.5%, respectively, compared to 27.7% and 29.0% for the same periods ended in 2003. The increase in the expense ratios in 2004, as compared to 2003 on a year to date basis, was primarily attributable to start-up costs relating to the renewal rights acquisition previously discussed.

The increase in investment income for the three and nine months ended September 30, 2004, as compared to the same period in 2003, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $282.1 million as of September 30, 2004, compared to $266.5 million as of September 30, 2003.

Public Entity. The following table summarizes the results of operations for the public entity segment for the three and nine months ended September 30, 2004 and 2003:

                                                                Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                            $ 43.0         $ 25.3         $ 74.7          $ 48.0
                                                            =============  =============  =============   =============

Earned premiums                                                     17.0            9.2           44.6            21.4
Losses and loss adjustment expenses                                 12.0            5.6           29.2            13.5
Underwriting expense                                                 5.7            2.7           15.0             6.7
                                                            -------------  -------------  -------------   -------------
Underwriting income                                                 (0.7)           0.9            0.4             1.2

Investment  income, net                                              0.5            0.2            1.2             0.5
                                                            -------------  -------------  -------------   -------------
Income before taxes                                               $ (0.2)         $ 1.1          $ 1.6           $ 1.7
                                                            =============  =============  =============   =============

Combined ratio                                                    104.5%          89.9%          99.3%           94.6%
                                                            =============  =============  =============   =============

The increase in gross written premiums for the three and nine months ended September 30, 2004 was due to an increase in renewal business written in 2004 compared to 2003 and new business generated from a renewal rights acquisition. For the three and nine months ended September 30, 2004, the public entity segment's renewal business was approximately $22.6 million and $42.2 million respectively, compared to $13.3 million and $22.2 million, respectively, for the same periods in 2003. Additionally, during the three and nine months ended September 30, 2004, the public entity segment's new business was approximately $20.4 million and $32.5 million respectively, compared to $12.0 million and $25.8 million, respectively, for the same periods in 2003. Included in new business for the three and nine months ended September 30, 2004 was $10.1 million and $14.7 million, respectively, attributable to a renewal rights agreement entered into in the fourth quarter of 2003. Gross premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insureds' fiscal year ends. The increase in earned premiums for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily attributable to premium growth during 2003 as well as 2004.

Losses and loss adjustment expenses for the three and nine months ended September 30, 2004 resulted in a loss ratio of 70.7% and 65.6%, respectively, compared to 60.0% and 63.0%, respectively, for the same periods in 2003. Losses and loss adjustment expenses for the three and nine months ended September 2004, included approximately $1.2 million in catastrophe losses related to the four hurricanes that made landfall in the southeastern United States. The loss ratio by 7.2 and 2.7 percentage points, respectively. Loss reserves for the public entity segment were $52.3 million and $23.3 million as of September 30, 2004 and 2003, respectively.

The expense ratios for the three and nine months ended September 30, 2004 were 33.8% and 33.7%, respectively, compared to 29.9% and 31.6%, respectively, for the same periods in 2003. The increase in the expense ratios from 2003 to 2004 are primarily related to higher acquisition expenses and operations associated with a renewal rights agreement entered into in the fourth quarter of 2003.

The increase in investment income for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, was primarily a result of an increase in invested assets due to positive cash flow. Invested assets were $55.8 and $20.9 million as of September 30, 2004 and 2003, respectively.

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

                                                                              September 30,
                                                               ---------------------------------------------
                                                                       2004                    2003
                                                               ---------------------   ---------------------
(in millions)                                                    Gross       Net        Gross        Net
                                                               ---------- ----------   ---------  ----------
Environmental and asbestos:
Loss reserves, beginning of the period                            $219.5     $180.0      $236.5      $178.3
Incurred losses                                                      4.7          -         0.5        10.1
Losses paid                                                         41.2       11.7         8.2         6.8
                                                               ---------- ----------   ---------  ----------
Loss reserves - environmental and
  asbestos, end of the period                                      183.0      168.3       228.8       181.6
Other run-off lines                                                 45.4       35.4        53.0        43.0
Net reserves ceded - retroactive
reinsurance contract                                                   -      (41.8)          -       (42.3)
                                                               ---------- ----------   ---------  ----------
Total reserves - run-off lines                                    $228.4     $161.9      $281.8      $182.3
                                                               ========== ==========   =========  ==========


The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on an annual basis. The Company completed this 2004 analysis during the three months ended September 30, 2004. The reserve analysis indicated that no adjustments to carried reserves were required. Based on the results of this reserve analysis, management believes the reserves for losses and loss adjustment expenses are adequate based on current facts and circumstances.

The loss and loss adjustment expense reserves at September 30, 2003 included an increase to the loss and loss adjustment reserves of $10.2 million. This increase to the reserves was as a result of the Company changing its estimate of reserves to be ceded to its reinsurance carriers.

In April 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies") entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A trust was established to administer all future asbestos-related claims filed against the MacArthur Companies. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims. The Company ceded the majority of the $29.8 million contribution to reinsurers.

Reinsurance

Property Catastrophe Reinsurance. The Company purchases Excess of Loss property catastrophe reinsurance ("Property Cat Treaty") for the following three business segments: Excess and Surplus, Specialty Commercial, and Public Entity. This coverage is purchased to provide the Company with protection against high severity property loss events. Under the terms of the Property Cat Treaty, coverage is provided to the Company as follows: Layer 1- 95% of $2.5 million excess of $1.5 million (applies only to the Specialty Commercial segment), Layer 2 - 95% of $3.5 million excess of $4 million, Layer 3 - 95% of $7.5 million excess of $7.5 million, Layer 4 - 95% of $10 million excess of $15 million, Layer 5 - 95% of $20 million excess of $25 million. The above reinsurance limits apply to losses and loss adjustment expenses incurred by the Company on a per occurrence basis, after any recoveries from underlying reinsurance contracts.

The Property Cat Treaty provides the Company with coverage for each occurrence during the term of the Property Cat Treaty. Maximum coverage for all occurrences provided by a layer is stated in terms of Reinstatements. Reinstatements provide an additional full limit of coverage for an event with respect to a stated layer for consideration of premium. The maximum amount of coverage provided the Company by a reinsurance layer for all events during the term of the contract is the stated per occurrence coverage provided by the layer, plus the original coverage provided by the layer times the number of reinstatements. The Company is provided with one reinstatement for Layers 1 and 3 through 5. The Company is provided with two reinstatements for Layer 2.

As a result of the four hurricanes that made landfall in the southeastern United States in the third quarter of 2004, the Company ceded approximately $10.2 million in losses under this treaty. The Company incurred reinstatement premiums in the amount of $1.8 million, and has fully utilized the amount of protection provided in the second layer of the Property Cat Treaty. Subsequent to September 30, 2004, the Company purchased additional reinsurance coverage for the second layer of the Property Cat Treaty that provides identical protection and one reinstatement.

Reinsurance Recoverable. Certain of the Company's reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers on paid loss recoverables and case reserves totaled $26.7 million as of September 30, 2004. Amounts due from such reinsurers on incurred but not reported claims totaled $22.0 million as of September 30, 2004. Through the date of this filing, the reinsurers have not defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., which announced in August 2003 its intent to restructure its operations under the U.S. Bankruptcy Code. The balances are due from the insurance subsidiaries, not Trenwick Group Ltd.

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

Related Party Transactions

The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the nine months ended September 30, 2004, these payments totaled $0.3 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of September 30, 2004, Fayez Sarofim & Co. managed $151.6 million fair value of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. ("HCC"), a greater than 10% shareholder. For the nine months ended September 30, 2004, the Company ceded approximately $46.4 million of gross written premiums, $42.9 million of earned premiums and $29.2 million of losses and loss adjustment expenses. The Company earned a ceding commission of $8.6 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC's USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC's International Directors and Officers Liability program. Effective January 1, 2004, the agreement was amended and Argonaut Insurance Company now assumes 1.5% of the premiums and losses under each program. For the nine months ended September 30, 2004, gross written premiums under this program totaled $7.2 million. For the nine months ended September 30, 2004, the Company expensed ceding and other commissions of $3.6 million related to this business.

Goodwill

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested at least for impairment. The Company completes its annual test during the fourth quarter of each year based on the results of operations through September 30. There has been no indication of goodwill impairment as of September 30, 2004.

Liquidity and Capital Resources

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the nine months ended September 30, 2004, consolidated net cash provided by operating activities was $79.9 million, compared to $129.8 million for the same period in 2003. The decrease in cash flows from operating activities for the nine months ended September 30, 2004 as compared to 2003 was primarily attributable to an increase in claims payments in run-off lines (see "Results of Operations - Run-off Lines), coupled with a slower growth rate in gross written premiums in 2004 as compared to 2003.

On April 29, 2004, Argonaut Group Statutory Trust IV, a wholly owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust IV is equal to 3-month LIBOR plus 3.85% (not to exceed 12.5% prior to May 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After April 29, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to April 29, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 12, 2004, Argonaut Group Statutory Trust VI, a wholly owned subsidiary of the Company, sold 13,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $13.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 403 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust VI is equal to 3-month LIBOR plus 3.8% (not to exceed 12.5% prior to June 17, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After June 17, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to June 17, 2009 upon the happening specified events as a price equal to 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On May 26, 2004, Argonaut Group Statutory Trust V, a wholly owned subsidiary of the Company, sold 12,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $12.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 372 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust V is equal to 3-month LIBOR plus 3.85% (not to exceed 12.5% prior to May 24, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After May 24, 2009, the Company will have the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to May 24, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On September 17, 2004, Argonaut Group Statutory Trust VII, a wholly owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust VII is equal to 3-month LIBOR plus 3.6% (not to exceed the highest rate permitted by New York law, currently 16.0%, prior to September 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After September 15, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On September 22, 2004, Argonaut Group Statutory Trust VIII, a wholly owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust VIII is equal to 3-month LIBOR plus 3.55% (not to exceed the highest rate permitted by New York law, currently 16.0%, prior to September 22, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After September 22, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 22, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

On October 22, 2004, Argonaut Group Statutory Trust IX, a wholly owned subsidiary of the Company, sold 15,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $15.0 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of 464 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2034 from the Company. The Debentures have the same payment terms as the Capital Securities.

The interest rate on the Debentures and the Capital Securities issued by Trust IX is equal to 3-month LIBOR plus 3.6% (not to exceed the highest rate permitted by New York law, currently 16.0%, prior to December 15, 2009), which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's future senior indebtedness. After December 15, 2009, the Company has the right to redeem the Debentures, in whole or in part, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to December 15, 2009 upon the happening of specified events at a price ranging from 105% to 101% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption.

The Company intends to use the net proceeds from the sale of the Debentures to increase the capital of its insurance subsidiaries and for general corporate purposes.

On September 22, 2004, the Company entered into a $25,000,000 Credit Facility (the "Revolver Facility") with LaSalle Bank National Association as Administrative Agent and various other financial institutions as lenders. This Revolver Facility was arranged to meet short-term working capital needs of the Company.

The Revolver Facility provides for interest at a variable interest rate based on LIBOR plus a margin ranging from 200 to 250 basis points, as determined by the underlying leverage ratio (debt to total capitalization) of the Company. As of September 30, 2004, no borrowing capacity had been utilized under the Revolver Facility agreement.

The Revolver Facility expires on September 22, 2006, and is thereafter renewable on an annual basis. The facility has four significant covenants, including (i) the ratio of total funded debt to total capitalization; (ii) the level of the Company's consolidated net worth; (iii) interest coverage ratios; and (iv) RBC ratios of the key operating units. The Company is in compliance with all financial covenants of the Revolver Facility as of September 30, 2004.

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

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. For the nine months ended September 30, 2004, the Company received payments of $5.7 million on this contract. Gains/losses on the foreign currency translation were insignificant. Management is unable at this time to estimate future foreign currency gains or losses, if any. Changes in the value of foreign investments related to fluctuations in foreign currency exchange rates are included in unrealized gains or losses. The amount of unrealized gains as of September 30, 2004 was $1.3 million, compared to $0.2 million as of September 30, 2003.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders' equity as of September 30, 2004.

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

The Company regularly evaluates its investment portfolio for indication of other than temporary impairments to the individual securities. During the three and nine months ended September 30, 2003, the Company recognized other than temporary losses on the investment portfolio of $0.2 million and $4.0 million, respectively. During the same periods in 2004, the Company did not incur any other than temporary impairment losses in its investment portfolio.

Management has assessed these risks and believes that there have been no material changes since December 31, 2003.

Item 4.  Controls and Procedures

In connection with the filing of this Form 10-Q, management, including the Company's chief executive officer and chief financial officer, has reviewed the effectiveness of the Company's disclosure controls and procedures designed to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management by others within such consolidated subsidiaries. Based on the evaluation, management, including the Company's chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There have been no changes in the Company's internal controls over financial reporting during the three and nine months ended September 30, 2004 that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include a report assessing the Company's internal control over financial reporting for the year ending December 31, 2004 with its annual report on Form 10-K. Section 404 of the Sarbanes Oxley Act also requires the Company's independent auditor to issue an opinion on whether management's assessment is fairly stated and whether the Company has maintained effective internal control over financial reporting as of December 31, 2004.

As of November 9, 2004, the Company has substantially documented its internal control systems and testing of such controls is in process. The Company's independent auditor has begun its required reviews and testing as well. As a result of these procedures, the Company has not identified any material weaknesses in internal controls over financial reporting to date.

Since these requirements and rules are new, management is unable to predict with certainty the possible consequences of failing to comply with all Section 404 requirements or the disclosure of the existence of a material weakness. Some of the adverse consequences could include (a) possible adverse legal or regulatory consequences; (b) possible adverse impact on the price of our common stock; or
(c) possible delay in the issuance of the opinion of the Company's independent auditor regarding our fiscal 2004 financial statements if expanded audit procedures are required due to the detection of a material weakness in internal control.

Management believes adequate internal and external resources are available to allow the Company to meet its current implementation schedule for compliance with Section 404 and that all reports required of the Company and its independent auditor will be completed on a timely basis.

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

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses and intends to vigorously contest these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA seeking reimbursement for amounts paid on claims that were within the MTA's deductible limits, above the MTA's policy limits, or otherwise uncovered by the MTA's policy. During the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for similar expenditures on a regular basis in the ordinary course of business. The Company currently has a receivable in the amount of approximately $47.6 million relating to reimbursements due and owing by the MTA. Management has consulted with its attorneys regarding the merits of the Company's claim and based on these discussions, management believes the $47.6 million owed to Argonaut Insurance Company is a valid claim. Further, management believes the MTA has the financial wherewithal to pay the Company's claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

The Court, by agreement of the parties, has ordered the first stage of this case to be tried before a three-judge panel instead of jury to consider a portion of Argonaut Insurance Company's counterclaim for sums it contends are due from the MTA. Trial was set for November 1, 2004. On October 25, 2004, the Court ruled on eight recently filed motions for summary adjudication relating to certain of the MTA's defenses to Argonaut Insurance Company's action for reimbursement.

As was the case with a number of previous motions for summary adjudication considered by the Court in the last three years relating to the recoverability of the receivable, the Court again adopted the position asserted by Argonaut Insurance Company as to each motion. Significantly, two of the motions addressed the merits of Argonaut Insurance Company's cancellation and non-renewal of the MTA's policy of insurance. The MTA asserted that Argonaut Insurance Company wrongfully cancelled and non-renewed the MTA's policy of insurance, thus giving rise to certain equitable defenses to Argonaut Insurance Company's collection action. These same allegations formed the primary basis of the MTA's affirmative claims against Argonaut Insurance Company for breach of contract and breach of the covenant of good faith and fair dealing. The Court ruled, however, that Argonaut Insurance Company properly cancelled and non-renewed the policies as a matter of law.

Following the rulings, the MTA sought a postponement of the first stage of the trial in order to pursue a request to the Court of Appeals for an expedited appeal of the rulings. The trial court granted the MTA's request for a postponement, and pleadings relating to the appeal are expected to be filed in the fourth quarter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


Argonaut Group, Inc.
(Registrant)





/s/ Mark E. Watson III
- -----------------------------
Mark E. Watson III
Chief Executive Officer and President
   (principal executive officer)



/s/ Mark W. Haushill
- -----------------------------
Mark W. Haushill
Chief Financial Officer, Senior Vice President and Treasurer
   (principal financial and accounting officer)



/s/ Byron L. LeFlore, Jr.
- -----------------------------
Byron L. LeFlore, Jr.
General Counsel, Senior Vice President and Secretary



November 9, 2004

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

                                                                  EXHIBIT 12.1



                              ARGONAUT GROUP, INC.
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                                              Nine months ended
                                                 September 30,               Years Ended December 31,
                                            ---------------------  ---------------------------------------------------------
                                              2004       2003        2003        2002        2001       2000         1999
                                            ---------------------  ---------------------------------------------------------
                                                                       (in millions, except ratios)
Earnings:
Income (loss) from continuing
operations before provision for
income taxes                                  $ 34.5     $ 120.5    $ 135.3      $(21.1)      $ 3.3    $ (129.2)     $(25.5)

Add:
Fixed charges                                   10.8         8.6       12.3         2.6         2.9         2.3         1.5
                                            ---------  ----------  ---------   ---------   ---------  ----------   ---------
Total earnings (loss)                         $ 45.3     $ 129.1    $ 147.6      $(18.5)      $ 6.2    $ (126.9)     $(24.0)
                                            =========  ==========  =========   =========   =========  ==========   =========

Fixed charges
Interest expense, net                          $ 7.5       $ 6.0      $ 8.4       $ 0.4       $ 0.2         $ -         $ -
Preferred stock dividends                        1.8         1.2        1.8           -           -           -           -
Rental interest factor                           1.5         1.4        2.1         2.2         2.7         2.3         1.5
                                            ---------  ----------  ---------   ---------   ---------  ----------   ---------
Total fixed charges                           $ 10.8       $ 8.6     $ 12.3       $ 2.6       $ 2.9       $ 2.3       $ 1.5
                                            =========  ==========  =========   =========   =========  ==========   =========

Ratio of earnings to fixed charges            4.2:1      15.0:1     12.0:1        (A)        2.1:1       (B)         ( C )
                                            =========  ==========  =========   =========   =========  ==========   =========

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


CERTIFIED this 9th day of November, 2004.

                                          /s/  Mark E. Watson III
                                          --------------------------------
                                          Mark E. Watson III
                                          President and Chief Executive Officer

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


CERTIFIED this 9th day of November, 2004.

                                          /s/  Mark W. Haushill
                                          -----------------------------------
                                          Mark W. Haushill
                                          Senior Vice President
                                          Chief Financial Officer and Treasurer

                                                                 EXHIBIT 32.1


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three months ended September 30, 2004 ("the Report") that:

  1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 9th day of November, 2004.

                                          /s/  Mark E. Watson III
                                          --------------------------------
                                          Mark E. Watson III
                                          President and Chief Executive Officer

                                                                  EXHIBIT 32.2


                  CERTIFICATION OF COMPLIANCE WITH SECTION 906
                           SARBANES-OXLEY ACT OF 2002


I, Mark W. Haushill, Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc. (the "Company") hereby certify in connection with the Quarterly Report on Form 10-Q for the three months ended September 30, 2004 ("the Report") that:

1. The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  2. The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 9th day of November, 2004.

                                          /s/  Mark W. Haushill
                                          -----------------------------------
                                          Mark W. Haushill
                                          Senior Vice President
                                          Chief Financial Officer and Treasurer