Form 10-K
period 2004-12-31
ARGONAUT GROUP INC
filed 2005-03-14
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the common stock held by nonaffiliates was approximately $482.0 million.

As of March 9, 2005, the Registrant had 27,855,731 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argonaut Group, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005

Argonaut Group, Inc

Annual Report on Form 10-K

For the Year Ended December 31, 2004

			Page
		PART I

Item	1.	Business	3
Item	2.	Properties	15
Item	3.	Legal Proceedings	15
Item	4.	Submission of Matters to a Vote of Security Holders	16
		PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item	6.	Selected Financial Data	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item	8.	Financial Statements and Supplementary Data	37
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item	9A.	Controls and Procedures	38
Item	9B.	Other Information	39

		PART III
Item	10.	Directors and Executive Officers of the Registrant	39
Item	11.	Executive Compensation	39
Item	12.	Security Ownership of Certain Beneficial Owners and Management	40
Item	13.	Certain Relationships and Related Transactions	40
Item	14.	Principal Accountant Fees and Services	40

		PART IV
Item	15.	Exhibits and Financial Statement Schedules	40

Forward Looking Statements

This report on Form 10-K contains “forward looking statements”, including but not limited to, those under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section relating to liquidity and capital resources, significant accounting policies, the discussion of asbestos and environmental liability claims, the notes to the consolidated financial statements, and other sections herein, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on Argonaut Group, Inc.’s (the “Company”) current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

PART I.

Item 1. Business

Introduction

Argonaut Group, Inc. (“Argonaut Group” or “the Company”) is a national underwriter of specialty insurance in niche areas of the property-casualty market, providing a variety of specialty products in all 50 states on both an admitted and non-admitted basis. Through its operating subsidiaries, Argonaut Group offers insurance products tailored to the needs of its customers’ business and risk management strategies, underwriting multi-line coverages in four primary areas: excess and surplus lines, risk management, specialty commercial and public entity. The Company’s growth has been achieved both organically through a focused operational strategy and underwriting discipline and as a result of acquisition activity. Beginning in 2001, Argonaut Group has executed a number of acquisitions that have diversified product offerings and geographical distribution. The Company plans to focus on businesses capable of producing underwriting profits through its multi-channel distribution network.

Colony Insurance Group (“Colony”) a wholly owned subsidiary of the Company is an underwriter of excess and surplus lines coverage. Colony is comprised of Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company. Colony Insurance Company, Colony National Insurance Company and Colony Specialty Insurance Company have entered into a pooling agreement whereby all premiums, losses and associated underwriting expenses are allocated between members of the pool.

Argonaut Insurance Company was established in 1948 and is directly owned by the Company and is the parent of several of the Company’s other property and casualty insurance companies. Workers’ compensation is the primary line of insurance written by Argonaut Insurance Company and the following subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Northwest Insurance Company, Argonaut-Southwest Insurance Company and Georgia Insurance Company. Argonaut Insurance Company and the above subsidiaries have entered into a pooling agreement whereby all premiums, losses and associated underwriting expenses are allocated between the members of the pool. Argonaut Great Central Insurance Company was established in Illinois in 1948 and was purchased by Argonaut Insurance Company in 1971. AGI Properties, Inc., a non-insurance company, owns and leases one property as well as managing certain assets for the Company. AGI Properties was incorporated in California in 1970 and is wholly owned by Argonaut Insurance Company.

Front Royal, Inc., a wholly owned subsidiary of Argonaut Insurance Company is a holding company for specialty insurance underwriters with particular expertise in workers’ compensation for certain targeted types of businesses. Its principal subsidiary is the Rockwood Casualty Insurance Group (“Rockwood”). Rockwood is comprised of Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company. Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company have also entered into an intercompany pooling agreement for Pennsylvania workers’ compensation policies.

Trident Insurance Services LLC (“Trident”), a managing general underwriter formed as a limited liability company in Texas, was established in 2000. The Company is Trident’s immediate parent.

Business Segments and Products

The Company’s operations include four continuing business segments: excess and surplus lines, risk management, specialty commercial and public entity. Additionally, the Company has one run-off segment, comprised of liabilities associated with policies written in the 1970s and into the mid-1980s.

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

Risk Management. Workers’ compensation is the primary line of insurance underwritten by Argonaut Insurance Company and its pooled subsidiaries. Argonaut Insurance Company also underwrites complementary lines of commercial insurance for certain clients, primarily consisting of general liability and commercial automobile. Argonaut Insurance Company concentrates on underwriting casualty risk management solutions for accounts that generally produce annual premiums between $500,000 and $5.0 million. Argonaut Insurance Company’s insurance products are designed to meet the needs of business customers that are willing and able to bear a substantial portion of the insurance risk through deductibles and retrospectively rated premiums. These customers typically select Argonaut Insurance Company as a risk management provider based on the quality of its safety programs, loss control and claims handling expertise. Argonaut Insurance Company, domiciled in California, is licensed in 50 states and the District of Columbia.

Specialty Commercial. This segment provides property and casualty coverages targeting specific groups of insureds and is underwritten through Argonaut Great Central and Rockwood. Argonaut Great Central is domiciled in Illinois and specializes in providing package insurance policies for certain classes of insureds and focuses on small to medium sized risks and targets three broadly defined markets: hospitality, retail services and organizations, associations and institutions. Argonaut Great Central provides property, general liability, commercial automobile, workers’ compensation and umbrella policies and is licensed in 33 states.

In December 2003, the Company entered into a renewal rights agreement with Royal & Sun Alliance USA, Inc. to acquire Grocers Insurance (“Grocers”). Grocers provides property, liability and workers’ compensation programs to privately owned independent grocers throughout the United States. Grocers currently operates in 40 states.

Rockwood concentrates on underwriting specialty workers’ compensation insurance products and is licensed in 13 states. Premiums written in Pennsylvania, Rockwood’s domiciliary state, accounted for approximately 65% of Rockwood’s business in 2004. Rockwood primarily provides workers’ compensation insurance for coal mines, other mining business and small commercial accounts. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, inland marine, commercial automobile and surety business, for certain of its mining accounts. The supporting lines of business represented less than 13% of Rockwood’s gross written premiums in 2004.

Public Entity. Trident functions as a managing general underwriter, and provides insurance solutions for small to medium sized governmental entities throughout the United States. Trident offers comprehensive insurance packages, including property, inland marine, crime, general liability, public officials’ liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites a majority of its products through Argonaut Insurance Company and Argonaut Great Central.

The Company was incorporated in Delaware in 1986 and its executive offices are located at 10101 Reunion Place, Suite 500, San Antonio, Texas 78216. Its telephone number is (210) 321-8400. The Company’s website address is www.argonautgroup.com.

The Company files annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (“SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

Additional information relating to the Company’s business segments is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 - 36 and note 14 “Business Segments” in the Notes to the Consolidated Financial Statements.

Marketing

The Company differentiates the products and services it delivers through relationships between its various operating companies and wholesale agents, independent agents and brokers. This product strategy allows the individual insurance companies within Argonaut Group to maintain their focus while leveraging the capital strength and company brand that Argonaut Group provides. This strategy also allows the Company to work with its distribution to deliver tailored, innovative solutions for managing risk.

Excess and Surplus Lines Colony markets its excess and surplus lines products through approximately 150 wholesale agents through two separate channels. The first channel is through binding agreements with the wholesale agent. The wholesale agent is contracted to quote and issue a policy subject to stringent parameters in a detailed manual provided to the wholesale agents. The second channel consists of wholesale agents that request quotes for insurance policies on risks not included in the binding agreement. The evaluation, underwriting and policy issuance is completed by Colony. These channels account for approximately 45% and 55% of Colony’s gross written premiums, respectively.

Risk Management Argonaut Insurance Company markets its products through regional, and to a lesser extent, national brokers.

Specialty Commercial Rockwood markets its workers’ compensation products through approximately 837 independent agents. Argonaut Great Central distributes its products predominantly through independent agents. Grocers markets its products through independent agents that specialize in the grocery industry, directly to the insured and through grocery warehouse owned agencies.

Public Entity Trident markets its policies through approximately 800 retail agents and 6 exclusive marketing partners. The ultimate underwriting decision rests with Trident. The Trident public entity programs are not available in all states and are principally marketed in those states that have strong tort immunities, or damage caps, that help insulate public entities from loss.

Competition

The property and casualty insurance industry historically is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry and the reinsurance business have also been very competitive. During the late 1990s and into 2000, property and casualty insurance companies generally under priced their products which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990s and into 2000. These factors coupled with additional potential losses due to terrorism caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry’s underwriting results have improved. Competition for profitable business in the past has resulted in pressure on pricing and less restrictive terms and conditions, contributing to the cyclical pricing and underwriting results.

The property and casualty insurance industry is characterized by a large number of competing companies and modest market shares for industry participants. According to A.M. Best Company (“A.M. Best”), generally considered to be the leading insurance industry rating and analysis firm, as of December 31, 2003, there were approximately 2,500 property and casualty insurance companies operating in the United States. The Company and its insurance subsidiaries ranked among the 250 largest property and casualty insurance company organizations in the United States, measured by net premiums written (90th), and policyholder’s surplus (97th). With respect to admitted assets, the Company and its insurance subsidiaries ranked 83rd relative to its industry peers.

The Company’s insurance subsidiaries are rated by A.M. Best. A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns ratings ranging from “A++ (Superior)” to “F (In Liquidation)”. As of June 29, 2004, A. M. Best rated the Company’s insurance subsidiaries as follows: Argonaut Insurance Company as an “A” (Excellent) with a negative outlook; Colony and Rockwood as an “A” (Excellent) with a stable outlook; and Argonaut Great Central as an “A- (Excellent)” with a stable outlook. A.M. Best reviews its ratings on a periodic basis, and ratings of the Company’s insurance subsidiaries are therefore subject to change.

In November 2004, Standard & Poor’s Rating Service affirmed its “BBB+” financial strength ratings on the insurance subsidiaries, with a positive outlook. Standard & Poor’s also affirmed its “BB+” counterparty credit rating on Argonaut Group, also with a positive outlook.

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

To remain competitive, the Company’s strategy includes, among other measures, (1) focusing on rate adequacy and underwriting discipline, (2) leveraging its distribution network by selling to selected markets, (3) controlling expenses, (4) maintaining high ratings from A.M. Best, (5) providing quality services to agents and policyholders and (6) acquiring suitable property and casualty books of business.

Regulation

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

The Company’s insurance subsidiaries are participants of the statutorily created insolvency guarantee associations in all states where they are admitted licensed carriers. These associations were formed for the purpose of paying claims of insolvent companies. The Company is assessed its pro rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. The Company does not believe that assessments on current insolvencies will have a material effect on its financial condition or results of operations.

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

As an insurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance subsidiaries to pay any cash dividends to its shareholders, debt service and for its operating capital. The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed under California and Virginia insurance law, which are the states of domicile for Argonaut Insurance Company and Colony Insurance Company, the Company’s immediate insurance subsidiaries. In February 2004, the California Department of Insurance approved the payment to the Company of an extraordinary dividend of approximately $76.8 million by Argonaut Insurance Company in the form of all the outstanding stock of one of its subsidiaries. Concurrent with the extraordinary dividend the Company contributed approximately $71.0 million to Argonaut Insurance Company. During 2005, Argonaut Insurance Company may be permitted to pay dividends of up to $37.2 million in cash to the Company without approval from the California Department of Insurance, while Colony may be permitted to pay dividends of up to $14.1 million in cash without approval from the Virginia Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Risk-Based Capital. The Company’s insurance subsidiaries are subject to the Risk-Based Capital (“RBC”) provisions under The Insurers Model Act. RBC is designed to measure the acceptable amount of capital relative to the inherent specific risks of each insurer. RBC is calculated annually. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.

The RBC for The Insurers Model Act provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. As of December 31, 2004, all insurance subsidiaries of the Company had RBC ratios above the statutory minimum. The Company continually monitors the RBC ratios and acts accordingly to maintain ratios above the regulatory minimums.

Reinsurance

As is common practice within the insurance industry, the Company transfers a portion of the risks insured under its policies to other companies through reinsurance. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophes. Although reinsurance does not discharge the Company’s subsidiaries from their primary obligation to pay policyholders for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. The Company is selective in regard to its reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A. M. Best, Standard and Poor’s, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. The Company performs credit reviews on its reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. The Company also requires assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. However, due to the Company’s longevity, it has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on the Company’s results of operations and financial condition.

Much of the Company’s reinsurance is secured on an excess of loss basis. Under an excess of loss arrangement, the insurance subsidiaries retain losses on claims to a specified amount and the reinsurers assume any losses above that amount. The Company’s retention limits vary by business segment. As of December 31, 2004, retention limits by segment were as follows:

•	excess and surplus lines segment - $500,000 per occurrence;

•	risk management segment - $2.0 million per occurrence, with facultative placements being utilized on a policy by policy basis to reduce the retention to $250,000 in certain situations;

•	specialty commercial segment - $400,000 to $500,000 per occurrence; and

•	public entity segment - $500,000 per occurrence.

In addition to the above coverages, the Company purchases excess of loss property catastrophe reinsurance (“Property Cat Treaty”) for the following three business segments: excess and surplus, specialty commercial and public entity. This coverage is purchased to provide the Company with protection against high severity property loss events. Under the terms of the Property Cat Treaty, coverage is provided to the Company as follows: Layer 1- 95% of $2.5 million excess of $1.5 million (applies only to the Specialty Commercial segment), Layer 2 – 95% of $3.5 million excess of $4 million, Layer 3 – 95% of $7.5 million excess of

$7.5 million, Layer 4 – 95% of $10 million excess of $15 million, Layer 5 – 95% of $20 million excess of $25 million. The above reinsurance limits apply to losses and loss adjustment expenses incurred by the Company on a per occurrence basis, after any recoveries from underlying reinsurance contracts.

The Property Cat Treaty provides the Company with coverage for each occurrence associated with a catastrophe loss event during its term, which is renewed in May of 2005. Maximum coverage for all occurrences provided by a layer is stated in terms of Reinstatements. Reinstatements provide an additional full limit of coverage for an event with respect to a stated layer for consideration of premium. The maximum amount of coverage provided the Company by a reinsurance layer for all events during the term of the contract is the stated per occurrence coverage provided by the layer, plus the original coverage provided by the layer times the number of reinstatements. The Company is provided with one reinstatement for Layers 1 and 3 through 5. The Company is provided with two reinstatements for Layer 2.

As a result of the four hurricanes that made landfall in the southeastern United States in the third quarter of 2004, the Company ceded approximately $10.2 million in losses under this treaty. The Company incurred reinstatement premiums in the amount of $1.8 million, and expects to fully utilize the amount of protection provided in the second layer of the Property Cat Treaty. Subsequent to September 30, 2004, the Company purchased additional reinsurance coverage for the second layer of the Property Cat Treaty that provides identical protection and one reinstatement.

The Company purchased workers’ compensation catastrophe reinsurance effective January 1, 2004. The reinsurance provided workers’ compensation catastrophe coverage of $55 million excess of $20 million for Rockwood and $80 million excess of $20 million for Argonaut Insurance Company, Argonaut Great Central and Grocers. Maximum coverage provided for any one life under the terms of the contract is $5 million. Terrorism coverage as defined by Terrorism Risk Insurance Act of 2002 (“TRIA”) was provided for $40 million excess of $20 million. One reinstatement was provided under the terms of the contract. Effective January 1, 2005, the Company renewed the workers’ compensation catastrophe reinsurance coverage. The reinsurance provides increased workers’ compensation catastrophe coverage of $80 million excess of $20 million for Rockwood and $92.5 million excess of $20 million for Argonaut Insurance Company, Argonaut Great Central, and Grocers. Maximum coverage provided for any one life under the terms of the contract is $5 million. One limit of coverage for any act of terrorism as defined by TRIA is provided for $92.5 million excess of $20 million. One reinstatement is provided under the terms of the contract.

The Company also utilizes a variety of other reinsurance products to reduce the associated risk. These programs are implemented on an as needed basis.

During 2004, the Company had over $903.4 million of gross written premiums of which it ceded, or transferred to reinsurers, approximately $233.9 million, or 25.9% of gross written premiums, for reinsurance protection. As of December 31, 2004, the Company had approximately $49.9 million of paid losses recoverable coupled with approximately $546.7 million of ceded loss reserves from reinsurers for losses that they are or will likely be obligated to reimburse the Company for under reinsurance contracts. Included in these balances was a reserve for doubtful accounts of $24.1 million. The following table summarizes ceded case and incurred but not reported reserves by business segments (net of reserve for doubtful accounts) as of December 31, 2004:

Business segment	Reserves ceded under reinsurance contracts
(in millions)
Excess and surplus lines	$116.9
Risk management	182.6
Specialty commercial	29.1
Run-off lines	18.6
Public entity	25.4
Adverse development contract	174.1

Total ceded reserves	546.7
Paid loss recoverables	49.9
Recoverable on assumed reinsurance	0.8

Receivables due from reinsurers	$597.4

Certain of the Company’s reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers totaled $51.2 million as of December 31, 2004, and were comprised of paid loss recoverables and case reserves of $27.7 million and incurred but not reported claims of $23.5 million. Through the date of this filing, none of these reinsurers have defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., an insurance holding company, which filed an action to restructure its operations under the U.S. Bankruptcy Code in August 2003. The balances are due from the insurance subsidiaries of Trenwick Group Ltd, however, and not the holding company itself. The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of such reinsurers could result in the uncollectibility of certain balances and therefore materially impact the financial results of the Company.

Certain of the Company’s insurance subsidiaries are covered by a retroactive adverse loss development reinsurance agreement (the “ADC”) with Inter-Ocean N.A. Reinsurance Company, Ltd. (“Inter-Ocean”) effective December 31, 2002 for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. The ceded losses for adverse development are calculated on a tiered structure and subject to certain limitations. The overall adverse development coverage of $119.0 million is provided by the ADC in the following layers:

•	First $90.0 million of Adverse Development - 100% covered ($90.0 million of coverage)

•	Next $40.0 million of Adverse Development - 25% covered ($10.0 million of coverage)

•	Next $20.0 million of Adverse Development - 50% covered ($10.0 million of coverage)

•	Next $15.0 million of Adverse Development - 60% covered ($9.0 million of coverage)

The primary limitations to this coverage in the ADC are related to asbestos, environmental and other latent losses as follows:

•	First $40 million of adverse development is available to be ceded

•	Next $15 million of adverse development is retained by the Company

•	Next $25 million of adverse development is available to be ceded

•	Remaining adverse development is retained by the Company

Due to the long-term nature of the ADC, management determined it was prudent to provide for a commutation provision should future business conditions warrant. The Company has the option to commute the ADC at any time prior to cumulative paid losses ceded under the contract exceeding reinsurance premium, plus accrued interest thereon, withheld by the company as collateral. Should future adverse development prove to be minimal, the Company may decide to commute the ADC depending on the amount of the funds withheld balance at that time and other factors. The funds withheld balance is credited with interest at the greater of (1) the five year treasury strip rate plus 2.0% or (2) 4.5%. The interest rate is adjusted quarterly. The funds withheld balance is payable to the reinsurers, less losses paid and profit share, if the agreement is not commuted by December 31, 2017. In addition, the amount of the funds withheld balance, less losses paid and profit share, is required to be placed in a trust for the benefit of the reinsurer should the Company’s A.M. Best Rating fall below “B++” (currently at “A”) or Statutory Surplus fall below $193.5 million (currently at $528.3 million as of December 31, 2004).

At December 31, 2004, the Company has ceded $174.1 million of carried reserves to the ADC. Related to those cessions, the Company also recorded $131.9 million as reinsurance funds withheld and $45.1 million as deferred gain pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. The Company currently holds collateral in the form of an irrevocable letter of credit for other cessions under the contract. The deferred gain will be amortized over the estimated settlement period using the interest method also in accordance with SFAS No. 113. During the year ended December 31, 2004, the Company amortized approximately $2.3 million of the deferred gain.

The Company has $68.8 million of unused coverage under the ADC available for future adverse development, if any, on workers’ compensation, commercial multiple peril, general liability and asbestos environmental and other latent losses.

Market conditions beyond the Company’s control, such as the amount of surplus in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection the Company purchases. The Company cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If the Company is unable to maintain its current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, the Company would either have to be willing to accept an increase in its net exposures or reduce its insurance writings. Since the events of September 11, 2001, reinsurers have generally included terrorism exclusions or limits in their reinsurance agreements. Although this has not materially affected the business written or the Company’s results of operations, future terrorist attacks could lead to claims under insurance policies that have been underwritten by the Company without terrorism exclusions, which could have a material adverse effect on the Company’s results of operations and financial condition.

Additional information relating to the Company’s reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 - 36 and note 3 “Reinsurance” in the Notes to the Consolidated Financial Statements.

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

The Company is subject to claims arising out of catastrophes that may have a significant effect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although the Company actively manages its exposure to catastrophes through its underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed its reinsurance protection and may have a material adverse impact on its results of operations and/or financial condition.

The terrorism peril is deemed by the Company to include the damage resulting from various terrorist attacks through either conventional weapons or weapons of mass destruction such as nuclear or radioactive explosive devices as well as chemical and biological contaminants. The Company continues to refine its ability to gauge and estimate its exposure to this peril.

The Company underwrites against the risk of terrorism with a philosophy of avoidance wherever possible. For both property and casualty exposures this is accomplished through the use of portfolio tracking tools which identify high risk areas, as well as areas of potential concentration. The Company estimates the probable maximum loss from each risk as well as for the portfolio in total and factors this analysis into the underwriting and reinsurance buying process. The Company also seeks to mitigate the exposure through the use of reinsurance.

Additionally, the Company has evaluated certain high risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire. From this analysis, the Company continues to refine its estimates of the probable maximum loss from such an event and factors this analysis into the underwriting evaluation process and also seeks to mitigate this exposure through various policy terms and conditions (where allowed by State statute) and through the use of reinsurance, to the extent possible. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.

After the 2001 terrorist attacks, the primary insurance and reinsurance industry sought governmental solutions given the potential risk to the industry’s accumulated capital and, general capacity to absorb further attacks, resulting in TRIA. Coverage under

TRIA is set to expire on December 31, 2005, although legislation extending TRIA to 2007 is being considered in the United States Senate. The Company will continually monitor the status of this legislation and will take appropriate action as needed. Commercial property and casualty insurance companies, such as the Company, are required to participate in the program. TRIA does not address the obligations of reinsurers for terrorism-related losses as a result of various reinsurance agreements. TRIA requires that commercial insurers “make available” coverage for acts of terrorism through the end of 2005.

Participating companies are required to satisfy a deductible level in connection with losses due to a terrorist event before assistance through TRIA is available. TRIA established certain marketplace aggregate retentions over the life of the program ($10 billion in 2003; $12.5 billion in 2004; and $15.0 billion in 2005). Additionally, the individual insurer level deductibles range from 7% of premiums in 2003, to 10% of premiums in 2004, and 15% of premiums in 2005. In this context, premiums represent direct earned premium for commercial property and casualty insurance policies from the previous year. The amount of compensation paid to participating insurers under TRIA is 90% of covered losses, after the insurer’s deductible. Total industry losses covered by TRIA will be capped annually at $100 billion, with insurance companies being immune from liability for all covered losses in excess of the $100 billion cap.

For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, insureds may choose not to accept the terrorism coverage. Most states have approved terrorism exclusions in commercial insurance policies, other than workers’ compensation insurance. The Company utilizes such terrorism exclusions wherever possible. The Company’s excess and surplus lines insurance subsidiaries are not subject to state regulation of forms and rates, and as such, their policies exclude certified as well as non-certified acts of terrorism in all lines and in all states unless coverage for certified losses required to be made available is elected by the policyholder. When underwriting existing and new workers’ compensation business, the Company considers the added potential risk of loss due to terrorist activity, and this may lead the Company to decline to underwrite the risk or non-renew certain policies. Certain risks may still be desirable to underwrite without an exclusion, and therefore some of the Company’s insurance policies may be written without a terrorism exclusion. Notwithstanding TRIA and the Company’s underwriting guidelines, future terrorist attacks may result in losses that have a material adverse effect on the Company’s results of operations and/or financial condition.

The Company has discontinued active underwriting of certain lines of business; however, the Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in run-off lines are claims related to asbestos and environmental liabilities arising out of general liability policies primarily written in the 1970s and into the mid 1980s, with a limited number of claims occurring on policies written into the early 1990s. Additional discussion on run-off lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 - 36 and note 15 “Run-off Lines” in the Notes to the Consolidated Financial Statements.

The tables on page 12 and 13 present a development of loss and loss adjustment expense reserve liabilities and payments for the years 1995 through 2004. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the years ended December 31, 1995 to 2000 do not include Colony’s and Rockwood’s unpaid losses and loss adjustment expenses since these entities were acquired in 2001. The top line on the tables shows the estimated liability for unpaid losses and loss adjustment expense recorded at the balance sheet date for each of the years indicated.

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

Table I

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)

(Net of Reinsurance)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Reserves for Losses and LAE (1)	$858.1	$951.0	$884.0	$763.2	$706.5	$757.6	$929.6	$838.2	$965.5	$1,060.8
Cumulative Amount Paid as of (2)
1 year later	214.2	179.0	172.7	149.8	160.9	154.0	200.1	188.7	230.5
2 years later	356.2	309.7	278.7	274.0	282.8	255.1	327.5	348.8
3 years later	468.6	392.7	374.1	373.6	366.3	326.7	449.8
4 years later	537.9	469.5	452.4	442.8	426.4	394.2
5 years later	606.2	537.9	511.8	495.5	487.0
6 years later	668.8	589.8	558.6	550.2
7 years later	717.4	632.0	608.6
8 years later	757.1	678.4
9 years later	801.4

Reserves Re-estimated as of (3)
1 year later	1,073.6	934.0	819.2	785.4	833.9	773.2	991.5	879.0	964.6
2 years later	1,038.9	895.5	851.1	884.3	835.6	820.3	1,034.0	889.9
3 years later	1,014.1	916.0	922.8	879.8	889.4	851.1	1,053.5
4 years later	1,033.8	979.4	917.9	934.5	919.6	875.7
5 years later	1,092.6	972.5	973.5	966.4	937.2
6 years later	1,082.8	1,024.9	1,004.9	980.1
7 years later	1,136.8	1,055.3	1,019.1
8 years later	1,167.1	1,070.7
9 years later	1,181.0

Cumulative (Deficiency) Redundancy (4)	(322.9)	(119.1)	(135.1)	(216.9)	(230.7)	(118.1)	(123.9)	(51.7)	0.8

Prior Yr. Cumulative (Deficiency) Redundancy	(309.0)	(104.3)	(120.9)	(203.2)	(213.1)	(93.5)	(104.4)	(40.8)	0.0

Change in Cumulative (Deficiency) Redundancy	$(13.9)	$(14.8)	$(14.2)	$(13.7)	$(17.6)	$(24.6)	$(19.5)	$(10.9)	$0.8

The cumulative difference for 2003 is different from the loss rollforward (see note 7 in the accompanying consolidated financial statements) due to the cession activity relating to the ADC contract of approximately $1.8 million.

(1)	Original estimated reserves for losses and LAE, net of reinsurance.
(2)	Cumulative amounts paid, net of reinsurance payments.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

Table II

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)

(Direct and Assumed Insurance)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Reserves for Losses and LAE (1)	$1,026.1	$1,158.8	$1,063.2	$935.8	$897.4	$930.7	$1,147.8	$1,281.6	$1,480.8	$1,607.5
Cumulative Amount Paid as of (2)
1 year later	245.2	234.7	197.0	177.8	218.9	190.0	246.0	236.7	316.2
2 years later	437.8	389.3	329.6	358.2	375.2	316.1	411.5	464.6
3 years later	572.1	498.5	479.0	490.8	481.6	404.8	594.1
4 years later	665.5	617.0	588.5	580.1	557.1	515.2
5 years later	774.0	712.1	666.8	646.4	659.4
6 years later	861.6	782.5	726.2	740.2
7 years later	928.6	836.1	813.8
8 years later	979.6	919.8
9 years later	1,061.1

Reserves Re-estimated as of (3)
1 year later	1,300.3	1,159.7	1,006.2	990.1	1,048.3	966.2	1,265.3	1,370.1	1,489.5
2 years later	1,282.8	1,134.3	1,069.7	1,108.6	1,063.3	1,061.3	1,346.3	1,394.1
3 years later	1,267.2	1,182.5	1,156.5	1,115.1	1,167.6	1,094.0	1,381.4
4 years later	1,317.3	1,248.4	1,162.3	1,219.4	1,197.7	1,146.5
5 years later	1,379.7	1,251.9	1,268.3	1,247.2	1,242.8
6 years later	1,380.7	1,354.4	1,293.2	1,287.9
7 years later	1,483.7	1,375.7	1,329.0
8 years later	1,504.5	1,411.7
9 years later	1,539.0

Cumulative Redundancy (4)	(512.9)	(252.9)	(265.8)	(352.1)	(345.4)	(215.8)	(233.6)	(112.5)	(8.7)

Prior Yr. Cumulative (Deficiency) Redundancy	(478.4)	(216.9)	(230.3)	(311.4)	(300.3)	(163.3)	(198.5)	(88.5)	0.0

Change in Cumulative (Deficiency) Redundancy	$(34.5)	$(36.0)	$(35.5)	$(40.7)	$(45.1)	$(52.5)	$(35.1)	$(24.0)	$(8.7)

(1)	Gross reserves for losses and LAE, prior to the effects of reinsurance
(2)	Cumulative gross amounts paid, prior to the effects of reinsurance
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year
(4)	Represents changes of the original estimate of the year indicated (1) and the reserve re-estimated (3) as of the current year-end.

The net change in cumulative redundancy for prior accident years was $0.8 million. The excess and surplus lines segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The specialty commercial segment had unfavorable development of $3.5 million which was caused by the workers’ compensation loss reserve discount on prior accident years along with some minor actuarial adjustments. There was a net $5.3 million of favorable development on the risk management segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Beginning in 2001, the risk management segment began re-underwriting its book of business to loss sensitive policies and less hazardous insureds, and as the actuarial data and related analyses for this business has matured, management reduced its best estimate of ultimate losses. Reserves re-estimated for 2003 includes a reduction of $4.0 million ceded to the ADC contract during the year for the 2002 and prior accident years.

Loss development recognized in 2003 was primarily the result of the Company’s excess and surplus lines segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, the risk management segment recorded adverse development on one wrap-up account in the amount of approximately $5.0 million and increased the allowance for doubtful accounts for balances due from reinsurers by approximately $5.0 million. The run-off segment decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for run-off lines by $59.8 million related to asbestos and environmental claims incurred on policies written primarily from the early 1970’s to the mid 1980’s. Adverse development during 2001 was primarily attributable to reserve strengthening of the workers’ compensation business within the risk management segment.

Adverse loss development recognized in 2000 increased due to poor experience in the workers’ compensation line of business. In particular, loss experience in California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999, and continuing through 2000 the workers’ compensation industry in California reported results that worsened with each quarter. The impact of the legal ruling increased claim costs for California workers’ compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker’s physician complete control in determining all aspects of a workers’ compensation leave and return to work, minimizing input from insurers. The full effect of this legal change was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers’ claims. It took many months before injured workers with a claim coming under the new legal doctrine went through the system and for new claims to start being administered in the same fashion. As a result, loss estimates established by the Company, and the industry, in prior years proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased net workers’ compensation loss and loss adjustment expense reserves by $124.0 million during 2000, of which $29.1 million related to the 1999 accident year, $27.5 million related to the 1998 accident year and $13.4 million related to the 1997 accident year. The balance was spread over a number of years, dating back to 1990. Adverse development on these claims continued into 2001, though at a greatly reduced rate. During 2001, the Company recorded an additional $7.0 million in net loss and loss adjustment expense reserves related to its risk management segment. During the second quarter of 2004, the primary treating physician presumption created by the Minnear Decision was repealed by the legislature through enactment of Senate Bill 899.

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

Caution should be exercised in evaluating the information shown in the above tables. It should be noted that each amount includes the effects of all changes in amounts for prior periods. In addition, the tables present calendar year data, not accident or policy year development data, which some readers may be more accustomed to analyzing. The social, economic and legal conditions and other trends which have had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers are cautioned against extrapolating any conclusions about future results from the information presented in these tables.

Investments

Insurance company investments must comply with applicable state insurance regulations which prescribe the type, quality and concentrations of investments. These regulations permit, and the Company holds, a diversified portfolio of investments in high quality corporate bonds, U.S. Treasury notes and government agencies, state and municipal bonds and preferred and common stocks. The majority of the Company’s invested assets are held by its insurance companies. All of the securities are classified as available for sale and are recorded at market value. The Company’s investment policy is approved by the Board of Directors and the Investment Committee. The Company’s investment strategy is to actively manage assets to maximize total after-tax returns while generating acceptable levels of investment income, subject to appropriate levels of risk. Although the Company generally intends to hold fixed income securities to maturity, it regularly re-evaluates its position based upon market conditions.

The Company manages a portion of its fixed income portfolio internally. Additionally, two professional fixed income managers manage the remainder of the portfolio under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager, Fayez Sarofim & Co.

Additional information relating to the Company’s investment portfolio is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 - 36 and note 2 “Investments” in the Notes to the Consolidated Financial Statements.

Employees

As of February 28, 2005, the Company had 1,008 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursement programs. Management believes that the Company’s relationship with its employees is positive.

Item 2. Properties

The Company leases office space in San Antonio, Texas for its corporate headquarters as well as for certain support functions for Argonaut Insurance Company. Argonaut Insurance Company’s headquarters are located in a facility that consists of an office building on approximately two acres of land in Menlo Park, California. Argonaut Great Central’s headquarters are located in a facility in Peoria, Illinois. Argonaut Insurance Company and Argonaut Great Central own these facilities. Colony leases its home office space in Richmond, Virginia. Rockwood leases its home office space in Rockwood, Pennsylvania. Grocers leases its home office space in Portland, Oregon. Trident leases its home office space in San Antonio, Texas. In addition, the Company has entered into other leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs.

Item 3. Legal Proceedings

Argonaut Insurance Company v. Los Angeles Metropolitan Transit Authority. On August 30, 1996, the Los Angeles County Metropolitan Transportation Authority (“MTA”) filed a civil action against the Company, in Department 323, State Superior Court of California, Los Angeles County (Case Nos. BC 156601 and BC 171636), alleging breach of contract, breach of the covenant of good faith and fair dealing, and requesting ancillary relief in the form of an accounting, an injunction, and restitution in connection with the allegations regarding failures to perform under certain contracts of insurance. The MTA contends that it was damaged in an unspecified amount.

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

In the fourth quarter of 2004, shortly before the first phase of trial was to begin, the trial judge for the MTA litigation considered several additional motions for summary adjudication relating to the remaining MTA affirmative defenses and Argonaut’s right to prove and recover certain categories of damages. All motions were ruled upon in Argonaut’s favor. As a result of those rulings, trial was postponed to allow the MTA to file an interlocutory appeal of those and other rulings. The MTA filed its appellate pleadings as to each issue on January 27, 2005. The appeals were denied summarily by the Court of Appeals on January 31, 2005. The trial date for the first phase of the case has yet to be reset.

During 2004 the Company and its insurance subsidiaries received a number of formal and informal inquiries, subpoenas and/or requests for information from state and federal agencies in connection with certain ongoing, industry-wide investigations of contingent compensation arrangements, fictitious quotes, bid rigging, tying arrangements, and finite insurance products. In each instance, the Company has cooperated with the agency making the request and provided a timely response. The Company believes that its business activities and related accounting and disclosure practices comply fully with all applicable regulatory and legal requirements. The Company has received no indication that any agency intends to initiate regulatory or legal action adverse to the Company based on the Company’s responses.

The Company, along with its insurance subsidiaries, is party to legal actions incidental to their business. Based upon the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Argonaut Group’s security holders during the last quarter.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ National Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for the Company’s common stock for fiscal year 2004 and 2003:

	2004		2003
	High	Low	High	Low
First Quarter	$19.99	$15.11	$17.25	$8.33
Second Quarter	20.36	16.68	14.49	7.25
Third Quarter	19.70	17.40	15.00	12.05
Fourth Quarter	21.70	17.30	16.99	13.12

On March 7, 2005, the closing price of the Company’s common stock was $24.00 per share.

Holders of Common Stock

The number of holders of record of the Company’s common stock as of March 7, 2005 was 5,460.

Dividends

The payment of dividends and the amount thereof is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time payment is considered. In March 2003, the Company’s Board of Directors suspended payment of the Company’s quarterly dividend to support the capital needs of the Company. Additionally, in connection with the Company’s sale of Series A Mandatory Convertible Preferred Stock in the first quarter of 2003, the Company agreed not to pay dividends to common shareholders until April 2005. The declaration and payment of future dividends to the Company’s shareholders will be at the discretion of the Company’s Board of Directors and will depend upon the factors noted above.

Sale of Unregistered Securities

On March 31, 2003, the Company sold 2.4 million shares of Series A Mandatory Convertible Preferred Stock (“preferred shares”) in a private placement to HCC Insurance Holdings, Inc. (“HCC”). On April 15, 2003, the Company sold 500,000 preferred shares in a private placement to Century Capital Partners III. The preferred shares were sold for $12 per share, resulting in gross proceeds to the Company of $35.4 million. The preferred shares are convertible at any time at the option of the holder at an initial conversion price of $12 per share. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares are senior to the common shares in regards to dividend and liquidation events. The Company contributed $29.4 million of the proceeds to one of its insurance subsidiaries. The remaining proceeds were used to repay a portion of a note payable. The Company subsequently registered these shares.

During the fourth quarter of 2003, HCC purchased from the Company 596,474 shares of the Company’s common stock in a private placement for $14.931 per share. The Company used the proceeds to repay a portion of a note payable with HCC. The Company subsequently registered these shares. During the year ended December 31, 2004, the Company did not issue any unregistered shares.

Issuer Purchases of Equity Securities

During the year ended December 31, 2004, the Company did not purchase any of its equity securities.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included under Item 7 on pages 18 - 36 and the financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data” on page 37.

	For the Years Ended December 31,
(in millions except per share amounts)	2004(5)	2003(4)	2002(3)	2001(2)	2000(1)
Statement of Operations Data
Gross written premiums	$903.4	$788.3	$622.1	$272.1	$186.1
Net written premiums	669.5	592.5	484.0	219.6	163.9

Earned Premiums	633.9	562.8	378.4	221.9	124.6
Net investment income	65.1	53.6	52.9	53.6	62.0
Realized investment gains, net	5.2	113.6	26.6	17.1	23.3

Total revenue	704.2	730.0	457.9	292.6	209.9

Losses and loss adjustment expenses	409.7	395.3	334.6	189.7	247.6
Underwriting, acquisition and insurance expense	222.8	191.0	144.4	99.6	91.5
Interest expense	11.0	8.4	—	—	—

Total expenses	643.5	594.7	479.0	289.3	339.1

Income (loss) before income taxes	60.7	135.3	(21.1)	3.3	(129.2)
Provision (benefit) for income taxes	(11.1)	26.3	65.9	0.4	(45.9)

Net income (loss)	$71.8	$109.0	$(87.0)	$2.9	$(83.3)

Net income (loss) per common share:
Basic	$2.51	$4.76	$(4.04)	$0.13	$(3.77)

Diluted	$2.33	$4.40	$(4.04)	$0.13	$(3.77)

Cash dividends declared per common share	$—	$—	$0.45	$1.38	$1.64

Weighted average number of shares outstanding:
Basic	27.6	22.5	21.6	21.6	22.1

Diluted	30.8	24.8	21.6	21.6	22.1

Balance Sheet Data

Invested assets	$1,783.9	$1,553.2	$1,181.3	$1,153.2	$1,085.5
Total assets	$3,073.2	$2,766.5	$2,208.9	$1,863.2	$1,568.3

Reserves for losses and loss adjustment expense	$1,607.5	$1,480.8	$1,281.6	$1,147.8	$930.7
Junior subordinated debentures	$113.4	$27.5	$—	$—	$—
Shareholders’ equity	$603.4	$539.2	$327.7	$447.5	$501.1

(1)	Included in losses and loss adjustment expenses is $134.0 million in reserve strengthening related to the California workers’ compensation business.
(2)	On August 23, 2001, the Company acquired all of the outstanding stock of Front Royal, Inc. Operating results from Front Royal, Inc. are included in the consolidated statement of operations from September 1, 2001, the effective date of the acquisition.
(3)	Included in losses and loss adjustment expenses is $59.8 million in reserve strengthening in the run-off lines primarily attributable to the Company’s asbestos exposure. Included in the provision of income taxes is a deferred tax asset valuation allowance of $71.9 million.
(4)	Included in realized investment gains, net, is $57.6 million in gains relate to the disposal of four real estate holdings, and $48.8 million in realized gains resulting from the Company reallocating its investment portfolio by reducing its equity holdings.
(5)	Included in losses and loss adjustment expenses is $17.7 million in catastrophe losses resulting from the hurricane activity that impacted the southern United States.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes on page 37. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Consolidated Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Years ended December 31,
(in millions)	2004	2003	2002
Gross written premiums	$903.4	$788.3	$622.1

Earned premiums	$633.9	$562.8	$378.4
Net investment income	65.1	53.6	52.9
Realized investment gains, net	5.2	113.6	26.6

Total revenue	$704.2	$730.0	$457.9

Income (loss) before taxes	60.7	135.3	(21.1)
Income taxes:
Provision (benefit) for income taxes	12.9	49.1	(6.0)
Change in valuation allowance	(24.0)	(22.8)	71.9

Net income (loss)	$71.8	$109.0	$(87.0)

Loss ratio	64.6%	70.3%	88.4%
Expense ratio	35.2%	33.9%	38.2%

Combined ratio	99.8%	104.2%	126.6%

The increase in gross written premiums in 2004 as compared to 2003 was primarily attributable to two renewal rights agreements for the specialty commercial and public entity segments which were entered into in the fourth quarter of 2003. The increase in gross written premium in 2003 as compared to 2002 was primarily attributable to a renewal rights agreement in the excess and surplus lines segment, the public entity segment entering new markets, coupled with the restructuring of the products underwritten by the risk management segment. Consolidated gross written premiums include $402.2 million from new business written in 2004, as compared to $391.4 million in 2003 and $332.2 million in 2002. Consolidated gross written premiums from renewal business written in 2004 were $469.9 million, compared to $333.8 million for 2003 and $269.7 for 2002. The increase in premiums on renewal business was primarily the result of an increase in the amount of business inforce subject to renewal. Consolidated gross written premiums for the years ended December 31, 2004 and 2003 were also impacted by approximately $50.4 million and $87.4 million, respectively, from premiums written and assumed under various reinsurance agreements, partially offset by endorsements and cancellations of $19.1 million and $24.1 million, respectively.

The increase in earned premiums in 2004 as compared to 2003 and 2002 was primarily attributable to the same factors noted above with respect to gross written premiums.

Consolidated net interest income increased in 2004 as compared to 2003 and 2002 due to higher invested balances resulting from positive cash flows and capital raising initiatives which began in the fourth quarter of 2003 and continued into 2004. Total invested assets totaled $1,783.9 million, $1,553.2 million and $1,181.3 million as of December 31, 2004, 2003 and 2002, respectively.

Consolidated gross realized gains were $7.3 million for the year ended December 31, 2004, as compared to $118.4 million and $38.9 million in 2003 and 2002, respectively. Included in consolidated gross realized gains for the year ended December 31, 2003 were gains of approximately $57.6 million from the disposition of four real estate holdings during the first quarter. Additionally, during the third quarter of 2003, the Company reallocated its investment portfolio, reducing its equity holdings by approximately $86.3 million, resulting in realized gains of approximately $48.8 million. Consolidated gross realized losses were $2.1 million, $4.8 million and $12.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in consolidated gross realized losses for the years ended December 31, 2004 and 2003 were write downs of approximately $0.1 million and $4.0 million, respectively, from the recognition of other than temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses totaled $409.7 million for the year ended December 31, 2004, compared to $395.3 million in 2003 and $334.6 million in 2002. Improvement in the consolidated loss ratio in 2004 as compared to 2003 was primarily attributable to the risk management segment shifting to loss sensitive policies, which typically have a lower loss ratio than guaranteed cost policies. Partially offsetting this improvement was $17.7 million in losses and loss adjustment expenses related to the hurricane activity that impacted the southeastern United States during the third quarter. The improvement in the loss ratio in 2003 as compared to 2002 was primarily attributable to $59.8 million of reserve strengthening recorded in the run-off segment during 2002. Consolidated loss reserves were $1,607.5 million, $1,480.8 million and $1,281.6 million as of December 31, 2004, 2003 and 2002, respectively.

Consolidated underwriting, acquisition and insurance costs were $222.8 million, $191.0 million and $144.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the expense ratio in 2004 as compared to 2003 was primarily attributable to the integration of the renewals rights agreements entered into within the specialty commercial and public entity segments during the fourth quarter of 2003. Improvement in the expense ratio during 2003 as compared to 2002 was primarily attributable to economies of scale realized from increased premium volumes.

Interest expense was $11.0 million, $8.4 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense resulting from the junior subordinated debentures was $3.6 million in 2004 compared to $0.6 million recorded in 2003. During 2004, the Company issued an additional $85.6 million in junior subordinated debentures. Interest expense for funds withheld under a retroactive reinsurance contract totaled approximately $6.9 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively. Interest expense for various other funds withheld by the insurance subsidiaries totaled $0.5 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively.

The consolidated benefit for income taxes for the year ended December 31, 2004 was $11.1 million, and includes a reduction of the deferred tax valuation allowance of $24.0 million. During 2004, the Company reduced its liability for accrued taxes by $10.8 million due to the state of California enacting a law providing for a partial tax deduction for certain insurance company dividends received by a company subject to California corporate income tax. The consolidated provision for income taxes for the year ended December 31, 2003 was $26.3 million, including a reduction in the deferred tax asset valuation allowance of $22.8 million. The consolidated provision for income taxes for the year ended December 31, 2002 was $65.9 million, including the establishment of a valuation allowance on deferred tax of $71.9 million. The reduction of the deferred tax valuation allowance in 2004 and 2003 was based on management’s consideration of limited amounts of future income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” combined with earnings reported in 2004. Management anticipates the valuation allowance will ultimately be recovered in the future. The Company evaluates the adequacy of the valuation allowance on a regular basis.

Segment Results

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

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

The following table summarizes the results of operations for the excess and surplus segment:

	Years ended December 31,
(in millions)	2004	2003	2002
Gross written premiums	$421.2	$384.5	$257.9

Earned premiums	305.1	286.6	152.3
Losses and loss adjustment expenses	199.4	177.6	96.6
Underwriting expense	89.8	83.4	47.6

Underwriting income	15.9	25.6	8.1

Net investment income	21.0	15.5	10.4

Income before taxes	$36.9	$41.1	$18.5

Combined ratio	94.8%	91.1%	94.7%

Gross written premiums for the year ended 2004 increased primarily as a result of increases in renewal premiums. Renewal premiums for the year ended 2004 totaled $203.2 million, compared to $140.7 million and $83.2 million for the same periods in 2003 and 2002, respectively. A larger base of expiring premiums was the primary driver for the increase in renewal premiums and to a lesser extent rate increases. Gross written premiums from new business declined to $237.1 million in 2004, compared to $268.0 million in 2003 and $188.0 million for 2002. The decrease in new business in 2004 as compared to 2003 was primarily attributable to increased competition primarily in property lines and larger casualty risks. Additionally, as a result of the hurricane activity in the third quarter of 2004, the Company did not issue new policies in Florida from August 13 to September 27, 2004. Also reducing gross written premiums were cancellations and endorsements of approximately $19.1 million for the year ended 2004, compared to $24.1 million and $13.3 million for 2003 and 2002, respectively.

On March 31, 2003, Colony entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. (“HCC”). Under the terms of this agreement, the Company cedes 15% of the gross written premiums from the excess and surplus lines segment to HCC and HCC will, in turn, assume 15% of the losses. For the year ended December 31, 2004, the Company ceded $62.0 million of gross written premiums, $58.5 million of earned premiums and $35.7 million in losses and loss adjustment expense. For the year ended December 31, 2003, the Company ceded $41.3 million of gross written premiums, $17.1 million of earned premiums and $10.1 million in losses and loss adjustment expense. The Company receives a ceding commission to offset its acquisition costs related to these premiums. For the years ended December 31, 2004 and 2003, the Company earned a ceding commission of $11.6 million and $3.0 million, respectively.

The increase in earned premiums in 2004 as compared to 2003 and 2002 was primarily attributable to the same factors noted above with respect to gross written premiums.

The excess and surplus lines segment’s loss ratio was 65.4% for 2004 compared to 62.0% for 2003 and 63.4% for 2002. Included in the 2004 loss ratio is $15.4 million in losses resulting from the hurricane activity in the southeastern United States during the third quarter of 2004, contributing approximately five percentage points to the loss ratio. Prior year loss development of $4.2 million was recognized during 2004. This resulted primarily from strengthening of case and incurred but not reported losses of this segment’s other liability business for accident years 2003 and prior due to higher than anticipated frequency and severity. Loss reserves for the excess and surplus lines segment were $474.2 million, $345.5 million and $180.1 million as of December 31, 2004, 2003 and 2002, respectively. Loss reserves as of December 31, 2004 represent management’s best estimate based on current facts and trends within this segment; however, due to the inherent uncertainties in estimating ultimate loss reserves, the potential for future development exists.

The expense ratio for the year ended December 31, 2004 was 29.4%, which is consistent with the expense ratio of 29.2% for the same period ending 2003. The expense ratio was 31.3% for the year ended December 31, 2002 was impacted by expenses relating to a renewal rights acquisition entered into in May 2002.

Net investment income increased as a result of growth in the amount of invested assets from positive cash flows over the past year combined with capital contributions totaling $52.5 million. Net invested assets increased to $640.5 million as of December 31, 2004 compared to $473.0 million and $309.3 million as of December 31, 2003 and 2002, respectively

Risk Management. Workers’ compensation is the primary line underwritten by Argonaut Insurance Company, concentrating on casualty risk management solutions for accounts that generally produce annual premiums between $500,000 and $5.0 million. In addition, commercial automobile and other liability policies are sometimes written as accompanying lines to the workers’ compensation coverage for certain risk management insureds. These insurance products are designed to meet the needs of business customers that are willing and able to bear a substantial portion of the insurance risk through deductibles and retrospectively rated premiums.

The following table summarizes the results of operations for the risk management segment:

	Years ended December 31,
(in millions)	2004	2003	2002
Gross written premiums	$181.7	$197.4	$201.9

Earned premiums	116.0	122.4	109.2
Losses and loss adjustment expenses	71.9	100.2	94.5
Underwriting expense	52.0	61.1	52.1

Underwriting loss	(7.9)	(38.9)	(37.4)

Net investment income	29.9	27.3	31.4

Income (loss) before taxes	$22.0	$(11.6)	$(6.0)

Combined ratio	106.9%	131.8%	134.2%

For the year ended 2004, gross written premiums totaled $181.7 million compared to $197.4 million in 2003. During the first quarter of 2003, management decided to focus writings on casualty risk management solutions written on a loss sensitive basis for larger insureds and reduced the number of product offerings and distribution channels. As a result, workers’ compensation policies written on a guaranteed cost basis were substantially reduced and the Company discontinued writing new wrap up policies for large multi-insured construction projects as well as smaller guaranteed cost policies. This restructuring resulted in decreases in the risk management segment’s gross written premiums for the years ended December 31, 2003 and 2004. The decision to focus on loss sensitive policies resulted in a reduction in gross written premiums from new business to $40.2 million in 2004 from $57.0 million in 2003. Gross written premiums from renewal business on the loss sensitive policies were $92.3 in 2004 and $53.1 million in 2003, primarily as a result of the Kemper renewal rights acquisition (see discussion below). The shift in focus to loss sensitive accounts resulted in a decrease in gross written premiums for non-strategic products. These non-strategic products produced $5.0 million in gross written premiums in 2004 compared to $47.7 million in 2003.

Included in gross written premiums above are amounts derived from writing and servicing workers’ compensation policies for insurance programs marketed by certain state funds in jurisdictions where the state funds are not licensed. The Company receives a ceding commission and cedes 100% of the premiums and related losses to the respective state fund. Gross written premiums for the state fund business were $28.3 million in 2004 and $14.4 million in 2003.

During 2003, Argonaut Insurance Company entered into an agreement with Kemper Insurance Company to purchase the renewal rights for certain national accounts. Included in the $197.4 million of risk management premiums referenced above for 2003 is $22.7 million of new business generated under this agreement.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance program to assume directors and officers liability premiums and losses on policies underwritten by subsidiaries of HCC. Under the terms of the agreements, Argonaut Insurance Company assumed 3.33% of premiums and losses under HCC’s USA Directors and Officers Liability program and 5% of premiums and losses under HCC’s International Directors and Officers Liability program for 2003. The percentage assumed by the Company for both programs was reduced to 1.5% effective January 1, 2004, and was renewed in 2005. Gross written premiums assumed under these programs totaled $9.1 million and $12.6 million, respectively, for the years ended December 31, 2004 and 2003. The decrease in the gross written premiums in 2004 as compared to 2003 was the result of the reduction of the percentage of such business assumed.

Gross written premiums assumed from involuntary pools were $6.9 million for 2004 compared to $12.7 million for 2003. The decrease in the premiums assumed in 2004 as compared to 2003 was due to a reduction of the assessments due to a decline in premiums written by the Company in the state of Massachusetts.

Earned premiums decreased 5% to $116.0 million for the year ended December 31, 2004 from $122.4 million for the same period in 2003. This decrease was driven by a $31.7 million reduction in earned premiums for non-strategic products which the Company is exiting, primarily attributable to reductions in programs for small guaranteed cost accounts and wrap ups. Partially offsetting these decreases was $15.1 million in additional earned premiums for casualty risk management accounts. The $15.1 million is net of $16.6 million of return premium on retrospectively rated policies which was caused by favorable loss development, primarily on the 2001, 2002 and 2003 accident years. There was $10.7 million in additional premium earned in 2004 compared to 2003 under the above referenced HCC agreement.

Losses and loss adjustment expenses of $71.9 million, $100.2 million and $94.5 million for the years ended 2004, 2003 and 2002, respectively, equate to loss ratios of 62.1%, 81.9% and 86.5%. Loss reserves for this segment were $637.9 million, $653.7 million and $630.0 million as of December 31, 2004, 2003 and 2002, respectively. The improvement in the loss ratio over the three year period is the result of the Company re-underwriting this book of business beginning in 2001 and continuing into 2004. Additionally, beginning in 2003, the Company focused on writing loss sensitive accounts either through large deductible or retrospectively rated policies with annual policy premium generally between $500,000 and $5.0 million. Typically, loss sensitive accounts have produced a better loss ratio than the products that the Company exited.

Losses and loss adjustment expenses for the year ended 2004 have been reduced by $5.3 million of favorable development related to business written in prior to 2004. This reduction was the result of favorable development on prior accident years recognized during 2004, mainly attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development on prior accident years. Beginning in 2001, management began re-underwriting the book of business emphasizing less hazardous insureds, and began shifting the book of business to loss sensitive policies where the insured retains a significant amount of losses. As a result of these initiatives and as the actuarial data for these years matured, management has determined that its best estimate of loss and loss adjustment expense should be reduced for those three accident years.

Losses and loss adjustment expenses for the year ended 2003 included adverse development of approximately $5.0 million attributable to one multi-year construction account that was non-renewed in January 2004 and a $5.0 million charge related to an increase in the allowance for doubtful accounts for balances due from reinsurers. In the aggregate, the adverse development and increase to the allowance account resulted in an increase of approximately eight points in the 2003 calendar year loss ratio. Losses and loss adjustment expenses in 2002 include approximately $13.0 million (approximately 12 points of the stated loss ratio) related to the construction account noted above.

The expense ratio for the year ended 2004 was 44.9% versus 49.9% in 2003 and 47.7% in 2002. The increase in the expense ratio in 2003 versus 2002 was primarily attributable to $1.9 million of expense for the settlement of a lawsuit and restructuring charges of $1.3 million. With the elimination of non-strategic products, Argonaut Insurance Company reduced its workforce by 67 employees in the first quarter of 2003. The restructuring effort along with continued expense management initiatives have resulted in decreased levels of expenses for 2004 compared to prior years. Due to the loss sensitive nature of the business underwritten by risk management, the expense ratio is higher than if the business were written on a guaranteed cost basis. This is due to the insured receiving a premium credit for participating in the losses on the policy while the costs to underwrite the policy are similar to a guaranteed cost product.

Net investment income improved to $29.9 million for the year ended December 31, 2004 due primarily to higher yields resulting from the reallocation of the investment portfolio in the latter half of 2003. The Company reduced its investment in equity holdings and invested the proceeds in fixed maturity investments, which tend to have a higher yield. Net investment income declined to $27.3 million for the year ended December 31, 2003 as compared to $31.4 million in 2002 due to lower yields. Partially offsetting the decrease in 2003 as compared to 2002 were higher invested balances due primarily to capital contributions. Invested assets as of December 31, 2004 were $657.5 million compared to $709.0 million as of December 31, 2003 and $629.0 million as of December 31, 2002. The decline in invested assets in 2004 as compared to 2003 was primarily attributable to claim payments coupled with a capital allocation to the public entity segment.

Specialty Commercial. Argonaut Great Central, Rockwood and Grocers provide specialty commercial insurance coverage. Argonaut Great Central specializes in commercial multi-peril, workers’ compensation and umbrella insurance coverage in three broadly defined markets: food and hospitality, retail services and organizations and institutions. Rockwood provides commercial property and casualty insurance primarily in Pennsylvania and Maryland. Rockwood focuses on underwriting workers’ compensation coverage, general liability and other property and casualty coverage for commercial and mining risks. In December 2003, the Company acquired certain assets, personnel and the right to renew business underwritten by the Grocers Insurance segment of Royal and Sun Alliance USA. Grocers underwrites property, liability and workers’ compensation programs to privately owned independent grocers throughout the United States.

The following table summarizes the results of operations for the specialty commercial segment:

	Years ended December 31,
(in millions)	2004	2003	2002
Gross written premiums	$212.6	$143.9	$128.5

Earned premiums	151.1	120.8	105.4
Losses and loss adjustment expenses	100.7	85.6	74.8
Underwriting expense	45.5	34.6	30.3

Underwriting income	4.9	0.6	0.3

Net investment income	11.0	9.6	10.2

Income before taxes	$15.9	$10.2	$10.5

Combined ratio	96.7%	99.5%	99.7%

The increase in gross written premiums for the year ended December 31, 2004 as compared to the same periods in 2003 and 2002 was primarily attributable to new business written as a result of the Grocers renewal rights agreement. Gross written premiums resulting from new business were $90.7 million for the year ended December 31, 2004, compared to $33.3 million and $31.1 million for the same periods ended in 2003 and 2002, respectively. The renewals rights agreement contributed $56.0 million in gross written premiums during 2004. Gross written premiums resulting from renewal business were $120.7 million, $110.6 million and $96.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in renewal business in the current year as compared to 2003 was due to rate increases and to a lesser extent increased exposure relative to payroll on workers’ compensation policies. The increases in renewal premiums in 2003 compared to 2002 were attributable to rate increases. The increase in earned premiums was primarily attributable to the increases in gross written premiums for all years presented.

Losses and loss adjustment expenses for the year ended December 31, 2004 resulted in a loss ratio of 66.7% compared to 70.8% and 70.9% for 2003 and 2002, respectively. The decline in the loss ratio for the year ended December 31, 2004 was primarily attributable to a reduction in the catastrophe losses incurred in 2004 as compared to 2003 and 2002. Catastrophe losses for 2004 were $1.1 million resulting from the four hurricanes that made landfall in the southeastern United States in the third quarter. Catastrophe losses in 2003 included $2.1 million due to spring storms in the mid-western United States combined with food spoilage claims of $1.9 million resulting from the power outage in the eastern United States in August 2003. Catastrophe losses of $3.8 million in 2002 were the result of various storms. The specialty commercial segment’s loss reserves were $215.7 million, $182.0 million and $172.2 million as of December 31, 2004, 2003 and 2002, respectively. Included in losses and loss adjustment expense for the year ended 2004 was $3.5 million of adverse development related to prior accident years. This development was primarily attributable to reserve strengthening as a result of the actuarial analysis completed in the fourth quarter of 2004 coupled with the impact of the reserve discount related to the workers’ compensation reserves.

The expense ratio for the year ended December 31, 2004 was 30.1%, compared to 28.7% and 28.8% for 2003 and 2002, respectively. The increase in the expense ratio was primarily attributable to increased start-up costs resulting from the Grocers renewal rights agreement previously discussed. Renewal rights acquisitions typically result in a higher expense ratio until the earned premium equates to the amount of premium in force.

The increase in net investment income for the year ended December 31, 2004 as compared to 2003 was primarily attributable to higher invested balances resulting from increased cash flows. The decline in net investment income for the year ended December 31, 2003 as compared to 2002 was primarily attributable to lower yields. Invested assets were $302.4 million, $246.3 million and $230.0 million as of December 31, 2004, 2003 and 2002, respectively.

Public Entity. Trident functions as a managing general underwriter, dedicated to servicing the insurance needs of preferred small to intermediate sized governmental entities throughout the United States. Trident offers a comprehensive insurance package, including property, inland marine, crime, general liability, public officials’ liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites the majority of its products through Argonaut Great Central and Argonaut Insurance Company.

The following table summarizes the results of operations for the public entity segment:

	Years ended December 31,
(in millions)	2004	2003	2002
Gross written premiums	$87.9	$62.5	$33.8

Earned premiums	61.7	33.0	11.5
Losses and loss adjustment expenses	39.9	20.9	8.1
Underwriting expense	20.7	10.4	3.7

Underwriting income (loss)	1.1	1.7	(0.3)

Net investment income	2.3	0.8	0.6

Income before taxes	$3.4	$2.5	$0.3

Combined ratio	98.2%	94.9%	102.3%

The increase in gross written premiums for the year ended December 31, 2004 was primarily attributable to an increase in renewal business written in 2004 as compared to 2003 and 2002, coupled with new business generated from a renewal rights acquisition in the fourth quarter of 2003. For the year ended December 31, 2004, the public entity segment wrote $53.7 million in renewal business as compared to $29.4 million and $11.9 million for the same periods in 2003 and 2002, respectively. New business written by this segment was $34.2 million for the year ended December 31, 2004, including $18.4 million in premium resulting from the 2003 renewal rights transaction. New business for the years ended December 31, 2003 and 2002 was $33.1 million and $21.9 million, respectively. The increases in earned premiums were primarily the result of increased gross written premiums for all years presented.

Losses and loss adjustment expenses for the year ended December 31, 2004 resulted in a loss ratio of 64.7% compared to 63.3% in 2003 and 70.4% for 2002. The increase in the loss ratio in 2004 is attributable to approximately $1.2 million of net catastrophe losses due to the hurricane activity in the southeastern United States during the third quarter of 2004. The decrease in the loss ratio in 2003 is attributable to the maturation of the book of business as well as a decrease in the percentage of business reinsured through quota share arrangements. Loss reserves for the public entity segment were $60.0 million, $28.8 million and $11.5 million as of December 31, 2004, 2003 and 2002, respectively.

The expense ratio for the year ended December 31, 2004 was 33.5% compared to 31.5% and 32.2% for the same periods of 2003 and 2002, respectively. The increase in the expense ratio in 2004 is primarily a result of higher acquisition costs associated with the 2003 renewal rights transaction. The decrease in the expense ratio in 2003 as compared to 2002 was primarily a result of lower expense growth in comparison with the premium growth, partially offset by the decrease in ceding commission on the segment’s quota share reinsurance agreement from 2002 to 2003.

The increase in net investment income was primarily attributable to higher invested balances due to increased cash flows from operations. Net invested assets were $104.5 million as of December 31, 2004, resulting primarily from positive cash flows from operations coupled with a capital allocation from the risk management segment.

Run-off Lines. The Company has discontinued active underwriting of certain lines of business; however, the Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are typically characterized by long elapsed periods between the occurrence of a claim and ultimate resolution of the claim. The Company maintains a specialized staff dedicated solely to administering and settling these claims.

For the year ended December 31, 2004, the run-off segment’s underwriting income was zero, compared to underwriting losses of $12.7 million and $67.8 million for the same periods of 2003 and 2002, respectively.

Argonaut Insurance Company is exposed to asbestos liability at the primary level through claims filed against its direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance Company’s direct liability arises primarily from policies issued from the mid 1970s to early 1980s which pre-dated policy contract wording that excluded asbestos exposure. During 2004 the Company settled its largest direct exposure for $29.8 million (see discussion below). The majority of the policies were issued on behalf of small contractors or construction companies. The Company believes that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

Argonaut Insurance Company also assumed risk as a reinsurer for a limited period of time, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance Company also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high dollar amount which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance Company are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no current medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. The Company believes that claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below Argonaut Insurance Company’s attachment level.

The following table represents a reconciliation of total gross and net reserves for the run-off lines for each of the years in the three-year period ended December 31, 2004. Amounts in the net column are reduced by reinsurance recoverables.

	2004		2003		2002
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$219.6	$180.0	$236.5	$178.3	$168.2	$130.7
Incurred losses	4.7	—	0.6	12.7	93.1	61.4
Losses paid	47.9	18.0	17.5	11.0	24.7	13.8

Loss reserves - asbestos and environmental, end of the year	176.4	162.0	219.6	180.0	236.5	178.3
Other run-off lines	43.3	33.3	51.2	39.3	56.1	44.1
Net reserves ceded - retroactive reinsurance contract	—	(41.4)	—	(42.4)	—	(40.0)

Total reserves - run-off lines	$219.7	$153.9	$270.8	$176.9	$292.6	$182.4

The following table represents the components of gross loss reserves for the run-off lines for each of the years in the three-year period ended December 31, 2004.

(in millions)	2004	2003	2002
Asbestos:
Direct
Case reserves	$8.9	$19.8	$15.9
ULAE	2.3	2.4	4.3
IBNR	33.2	53.4	70.4

Total direct written reserves	44.4	75.6	90.6

Assumed domestic
Case reserves	34.0	$35.8	$28.8
ULAE	2.7	2.3	3.2
IBNR	37.2	40.3	43.5

Total assumed domestic reserves	73.9	78.4	75.5

Assumed London
Case reserves	13.9	15.5	13.0
ULAE	1.1	1.0	1.4
IBNR	17.7	18.5	19.3

Total assumed London reserves	32.7	35.0	33.7

Total asbestos reserves	151.0	189.0	199.8

Environmental:
Case reserves	12.6	14.2	17.8
ULAE	1.3	0.9	1.4
IBNR	11.5	15.5	17.5

Total environmental reserves	25.4	30.6	36.7
Other run-off lines	43.3	51.2	56.1

Total reserves - run-off lines	$219.7	$270.8	$292.6

Annually the Company reviews its loss and loss adjustment expense reserves for its run-off lines of business, inclusive of its asbestos and environmental claims. The process is initiated at the end of the second quarter and is typically completed in the third quarter of the calendar year. The review entails a detailed analysis of the Company’s direct and assumed exposure. The Company engages a consulting actuary to provide its best estimate of ultimate losses and management evaluates that estimate in assessing the adequacy of the run-off loss and loss adjustment expense reserves. As of December 31, 2004, the Company recorded reserves are within 2% of the best estimate provided by the consulting actuary’s best estimate. The review completed during the third quarter of 2004, and updated in the fourth quarter, indicated the carried reserves were adequate based on all information then available to the Company.

In 2003, the Company completed its analysis of the recoverability of loss and loss adjustment expense reserves for its run-off lines which include asbestos and environmental claims for its run-off lines. This analysis resulted in a decrease to ceded loss and loss adjustment expense reserves, and a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. The Company revised its analysis that projects anticipated future ceded reinsurance recoveries relative to existing claims and incurred but not reported claims. The analysis relied on identification of reinsurance contracts that the Company purchased at the time the policies were in force. These reinsurance contracts provide coverage for specific policy contracts for which the Company has claim exposure. Previously, the Company utilized historical relationships of ceded losses to gross losses to estimate expected future ceded losses. The current approach incorporates more of the specific characteristics of the existing and expected claims, or related policies and reinsurance contracts. Accordingly, management believes it provides a more refined estimate of expected future ceded loss recoveries.

For the year ended December 31, 2002, the Company strengthened its net asbestos reserves by $59.8 million. The Company strengthened these reserves by $7.0 million in the third quarter of 2002 due to the identification of policies written from 1985 into the early 1990’s that failed to include the asbestos coverage exclusion. The Company determined that the policies issued with this error were confined to general liability policies processed at one particular office. Additionally, the Company completed its 2002 annual analysis of reserves for the run-off lines in the fourth quarter of 2002 and as a result strengthened its net asbestos reserves by $52.8 million. The decision to strengthen asbestos reserves was the result of an evaluation and review of exposure to asbestos claims, particularly in light of industry and litigation trends, actual claims experience, and actuarial analysis by the Company’s consulting and internal actuaries.

Total reserves for run-off lines as of December 31, 2004 were $195.3 million, net of reinsurance but before effects of the adverse development cover, including reserves for asbestos and environmental claims of $162.0 million. (Additional information relating to the ADC is included under Item 1 “Business - Reinsurance” on pages 7 – 10). Management uses various actuarial methods to determine its best estimate of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $130.3 million to $278.3 million. In determining its best estimate, management primarily relied on the report year method, with some weight given to other methods. The report year method relies most heavily on the Company’s historical claims and severity information, whereas other methods rely more heavily on industry information. This method produces an estimate of losses which have been incurred but not yet reported based on projections of numbers of future claims and the average severity for those future claims. The severities were calculated based on the Company’s specific data and in management’s opinion best reflect the Company’s liabilities based upon the insurance policies issued. As a result of this reserve analysis, the reserve for incurred but not reported asbestos and environmental claims (net of reinsurance) at December 31, 2004, was $89.4 million compared to $99.6 million and $102.1 million as of December 31, 2003 and 2002, respectively. The reserve for incurred but not reported claims for the remaining run-off lines (net of reinsurance) was $12.7 million as of December 31, 2004, compared to $11.8 million and $15.3 million as of December 31, 2003 and 2002, respectively.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2004.

	2004	2003	2002
Open claims, beginning of the year	8,152	8,240	8,291
Claims closed during the year	1,343	1,351	1,376
Claims opened during the year	1,249	1,263	1,325

Open claims, end of the year	8,058	8,152	8,240

The number of claims opened during the three years ended December 31, 2004 were from the following sources:

	2004	2003	2002
Direct	89	69	136
Assumed domestic	885	800	780
Assumed London	275	394	409

Total open claims	1,249	1,263	1,325

New claims in the reinsurance assumed categories are primarily the result of the Company typically providing coverage for higher limits which are payable only after other layers of reinsurance are exhausted. Additionally, there tend to be long delays in the ceding companies reporting claims to the reinsurers.

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2004.

	2004	2003	2002
Gross payments on closed claims	$34.8	$—	$0.4
Gross payments on open claims	13.0	17.5	24.3

Total gross payments	$47.8	$17.5	$24.7

Included in the gross payments on closed claims in 2004 is a settlement relating to the Western MacArthur litigation. The Company, through its subsidiary Argonaut Insurance Company, was named in various legal actions filed by Western MacArthur Company, Western Asbestos Company (the “MacArthur Companies”) and certain other individual claimants. Argonaut Insurance Company’s involvement in these actions arose from nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960’s and 1970’s. On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of the MacArthur Companies entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance Company. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance Company contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance Company polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance Company as a condition to receiving payment. The Company ceded the majority of its $29.8 million contribution to its reinsurers.

Because of the types of coverages within Argonaut Insurance Company’s run-off lines of business, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations, and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to the ultimate liability to the Company due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Additionally, recent industry trends show an increasing number of claims being filed by individuals who claim asbestos exposure, but who have no symptoms of asbestos-related disease. Due to these uncertainties, the current trends may not be indicative of future results. Although management has determined and recorded its best estimate of the reserves for losses and loss adjustment expenses for run-off lines, current judicial and legislative decisions continue to broaden liability, expand policy scopes and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over these coverages and liability issues, and must contend with the continuing uncertainty in its effort to quantify these exposures.

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

For the year ended December 31, 2004, net cash provided by operating activities was $122.9 million, compared to $182.2 million for the year ended December 31, 2003 and $117.7 million for the year ended December 31, 2002. The decrease in cash flows from operations was primarily attributable to a slower growth rate in gross written premiums in 2004 as compared to 2003, coupled with an increase in claims payments in the run-off lines (see “Results of Operation – Run-off lines on pages 25 - 28). The cash flow provided by operating activities in 2003 and 2002 was primarily the result of improved underwriting results and increased premium volume.

Net cash used by investing activities totaled $245.8 million, $336.1 million and $40.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash was primarily used to acquire fixed maturity investments, offset by cash received from sales, calls and maturities of fixed asset securities and sales of equity securities. As of December 31, 2004 and 2003, $112.4 million and $179.1 million of the investment portfolio were invested in short-term, liquid investments.

In the first quarter of 2003, the Company sold certain parcels of real estate located in Southern California for approximately $64 million. During the year ended December 31, 2004, the Company received principal payments totaling approximately $8.6 million. As of December 31, 2004, the Company holds notes receivable on these properties of approximately $37.8 million, which are due and payable during 2005.

Net cash provided by financing activities totaled $83.8 million for the year ended December 31, 2004, and was primarily attributable to the Company’s issuance of junior subordinated debentures (see discussion below). Net cash provided by financing activities totaled $149.6 million for the year ended December 31, 2003, and was attributable to the issuance of preferred stock, common stock and junior subordinated debentures. Net cash used in financing activities totaled $12.7 million for the year ended December 31, 2002, and was primarily attributable to the payment of dividends to common shareholders.

During the first quarter of 2003, the Board of Directors suspended the payment of dividends to common shareholders to support the capital needs of the Company. Additionally, under the terms of the preferred stock offering, the Company agreed to suspend dividend payments to common shareholders until April 2005. For the year ended December 31, 2002, quarterly dividends to common shareholders were $0.15 per share, for a total of $0.60 per share. Cash dividends paid to preferred shareholders totaled $2.5 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively.

During 2004, the Company, through a series of statutory trusts, sold $83.0 million of Floating Rate Capital securities (the “Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) from the Company. The interest rates on the Debentures and the Capital Securities are equal to the 3-Month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The remaining debentures have interest rates that are not to exceed the highest rate permitted by New York Law, currently 16.0%, prior to the coupon cap date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, the Company, through a series of statutory trusts, sold $27.0 million of Floating Rate Capital securities (the “Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) from the Company. The interest rates on the Debentures and the Capital Securities are equal to the 3-Month LIBOR plus a margin of 4.10%, reset quarterly. The interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 100.95% plus accrued and unpaid interest to the date of redemption.

On September 22, 2004, the Company entered into a $25 million Credit Facility (the “Revolver Facility”) with LaSalle Bank National Association as Administrative Agent and various other financial institutions as lenders. This Revolver Facility was arranged to meet working capital needs of the Company. The Revolver Facility provides for interest at a variable interest rate based on LIBOR plus a margin ranging from 200 to 250 basis points, as determined by the underlying leverage ratio (debt to total capitalization) of the Company. As of December 31, 2004, no borrowing capacity had been utilized under the Revolver Facility agreement. The Revolver Facility expires on September 22, 2006, and is thereafter renewable on an annual basis. The facility has four significant covenants, including (i) the ratio of total funded debt to total capitalization; (ii) the level of the Company’s consolidated net worth; (iii) interest coverage ratios; and (iv) RBC ratios of the key operating units. The Company is in compliance with all financial covenants of the Revolver Facility as of December 31, 2004.

As of December 31, 2004, the Company had repurchased and retired approximately 7.9 million shares of its common stock out of a total 10 million shares authorized for repurchase. No shares were repurchased and retired during 2004.

The Company invests excess cash in a variety of investment securities. As of December 31, 2004, the Company’s investment portfolio consisted of 82.4% fixed maturities, 10.2% equities, 1.1% other long-term investments and 6.3% short-term investments, compared to 76.7% fixed maturities, 11.0% equities, 0.8% other long-term investments and 11.5% short-term investments for the same period in 2003. The Company classifies its investment portfolio as available for sale; therefore all investments are reported at fair market value, with unrealized gains and losses being reported as a component of shareholders’ equity. During 2003, the Company re-allocated its investment portfolio, reducing its concentration in equity investments. Due to the reallocation of the portfolio, combined with temporary declines in the market value of its investments, shareholders’ equity was reduced by approximately $10.7 million, net of tax, due to the reduction of unrealized gains. As of December 31, 2004, the Company had no investment in any one security that exceeded 10% of shareholders’ equity.

In addition to its investment portfolio, the Company’s subsidiaries own real property for use as home office facilities for Argonaut Insurance Company and Argonaut Great Central, as well as one commercial property in California. These real properties are included in “Other Assets” valued at approximately $1.0 million, which is their original cost less accumulated depreciation.

The Company’s insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to cover operating expenses. During the three years ended December 31, 2004, the Company’s liquidity generated from operations and investment income were sufficient to meet obligations. Adequate levels of liquidity and surplus are maintained to manage the risks inherent with any differences between the duration of its liabilities and invested assets. The Company believes it maintains sufficient liquidity to pay claims and expenses, as well as satisfy its commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

The Company maintains a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position. The additional reinsurance costs of the Company’s program, to the extent not passed on to customers through increased rates may have a negative impact on liquidity.

The Company entered into a retroactive adverse loss development reinsurance agreement (“ADC”) on December 31, 2002 and initially ceded $125 million of carried reserves for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. At December 31, 2004, $131.9 million has been recorded as reinsurance funds withheld related to the ADC. (Additional information relating to the ADC is included under Item 1 “Business - Reinsurance” on pages 7 - 10).

The ADC provides up to $119.0 million of reinsurance for future adverse development, if any, on workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses. The Company has $68.8 million of unused coverage under the ADC development reinsurance agreement for future adverse development. The cessions for adverse development are calculated on a tiered structure and subject to certain limitations. The Company has the option to commute the ADC at any time if the funds withheld balance is positive. The Company has received irrevocable letters of credit in the amount of $89.8 million as collateral against balances due from this reinsurer.

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

The insurance subsidiaries must maintain certain levels of policyholders’ surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.3-to-1 as of December 31, 2004. Current levels of policyholders’ surplus are adequate to support current premium writings, based on this standard. The Company monitors premium and statutory surplus levels of the insurance subsidiaries to ensure that the subsidiaries maintain adequate premiums to surplus ratios. Failure of any insurance subsidiary to maintain adequate levels of policyholders’ surplus could negatively impact the ability to write additional premiums.

In addition, regulators and rating agencies utilize a risk based capital (“RBC”) test designed to measure the acceptable amount of surplus an insurer should maintain, based on specific inherent risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer’s domiciliary insurance department and potentially result in rehabilitation or liquidation. At December 31, 2004, the total adjusted capital of each of the Company’s insurance subsidiaries exceeded the minimum levels required under RBC. The Company continually monitors the RBC ratios and will implement strategies to maintain ratios above the regulatory minimums.

Credit Risk

Credit risk is a major factor of the overall enterprise risk within the Company, and the Company has established policies and procedures to protect the Company against such losses, particularly as respects its investment holdings, and its receivable balances from insureds and reinsurers.

The Company invests in the debt securities markets, which exposes it to credit risk. As a consequence of extending credit and/or carrying investment positions, the Company has exposure to credit risk arising from the uncertainty associated with a financial instrument obligor’s ability to make timely principal and/or interest payments. The Company attempts to mitigate this risk by limiting credit concentrations, diversification, and frequently monitoring the credit quality of issuers and counterparties.

The Company controls its credit exposure related to financial instruments by limiting exposure to any one counterparty and mandating minimum credit ratings. The Company utilizes specific criteria to judge the credit quality and liquidity of its investments in addition to a variety of credit rating services to monitor these criteria.

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from insureds. The Company mitigates this risk by limiting concentrations of exposure to any one company. However, downturns in one sector or market can adversely impact other sectors and may result in higher credit exposure. The Company does not utilize credit default swaps to mitigate its credit exposure from either investments or counterparties.

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

The pension plan measurement date for purposes of the consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management believes the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2004, the Company used the following assumptions: a discount rate of 5.75% and an expected rate of return on plan assets of 5.75%.

The Company’s current investment strategy is to invest in callable U.S. Agency securities and minimize exposure to the equity market. Management believes this strategy will result in above average short term yields while protecting the portfolio from rising interest rates. As of December 31, 2004, the investment mix of the pension portfolio was 95% U.S Government agencies and 5% short term investments. The fair market value of the investment portfolio as of December 31, 2004 was $31.2 million and included net unrealized losses of $0.2 million.

Effective November 2003, the Company curtailed the pension plan. This curtailment resulted in a reduction of pension expense of $3.9 million, which was recognized in the results of operations for the year ended December 31, 2003. During the year ended December 31, 2004, the Company did not incur any pension expense. As of December 31, 2004, the Company has a prepaid pension asset of approximately $6.8 million. The estimated pension liability as of December 31, 2004 was $24.9 million. Due to the curtailment in 2003, all participants were vested as of February 2004. Based on the current funding status of the pension plan, the effects of the curtailment, the expected changes in pension plan asset values and pension obligations in 2004, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2005. Management is in the preliminary stages of evaluating formal termination of the pension plans. Termination of the plan may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

Fayez Sarofim The Company utilizes Fayez Sarofim & Co. to manage approximately $161.2 million of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the Company’s Board of Directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. were approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch Swett & Crawford, a member of the Aon family of companies, is the largest wholesale insurance broker in the country, placing nearly $3 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003 and is currently a consultant to them. During 2004, the Company, through its excess and surplus segment, placed insurance through Swett & Crawford totaling $13.2 million in gross written premiums. Swett & Crawford earned $2.2 million in commissions on this business.

Allan W. Fulkerson In August, 2002, the Company committed to a $5.0 investment, as a limited partner, in Century Capital Partners III, L.P. (“CCPIII”), an investment partnership which specializes in investing in the insurance industry. In April 2003, CCPIII purchased 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock (see note 9 “Shareholders’ Equity” to the Consolidated Financial Statements). In addition, the Company has been informed that in 2004 CCM, LLC (a related party of CCP III) distributed or sold 100,000 shares of the Company’s common stock that it had previously acquired in a separate partnership with similar objectives of investing in the insurance industry.

The Company and Asset Allocation Management Company, LLC (“AAM”) are parties to an agreement dated March 1, 2004, pursuant to which AAM manages a portion of its fixed income securities in accordance with the Company’s investment policy. Century Capital Management, LLC (“CCML”), a successor to Century Capital Management, Inc. manages two partnerships (Century Capital Partners II, L.P. and CCPIII) that collectively have a majority ownership interest in AAM. As of December 31, 2004, AAM managed $706.4 million of fixed income securities. The Company paid AAM $0.6 million for services provided in 2004, which constituted less than 5% of AAM’s consolidated gross revenues for 2004.

Allan W. Fulkerson, who is a member of the Company’s Board of Directors, serves as a consultant to CCML. Prior to December 31, 2004, Mr. Fulkerson also served as a director of the general partner of, CCPIII. Mr. Fulkerson retains a 7% ownership interest in the general partner of CCPIII. As such, he has an indirect ownership interest in AAM of less than one-half of one percent.

Transactions with Significant Shareholders

On March 31, 2003, the Company sold 2,453,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”) to HCC. The preferred shares pay a 7 percent dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the Board of Directors. As of December 31, 2004, dividends of $2.1 million were declared, with $0.5 million being accrued and payable as of December 31, 2004 for all the preferred shares outstanding. In conjunction with the sale of the preferred, the Company agreed to reimburse HCC for certain fees related to the purchase of the stock. During 2004, the Company reimbursed HCC $0.2 million for these fees.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC. For the year ended December 31, 2004, the Company ceded approximately $62.0 million of gross written premiums, $58.5 million of earned premiums and $35.7 million of losses and loss adjustment expenses. The Company earned a ceding commission of $11.6 million.

Effective January 1, 2003, Argonaut Insurance Company entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC’s USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC’s International Directors and Officers Liability program. Effective January 1, 2004, the agreement was amended and Argonaut Insurance Company now assumes 1.5% of the premiums and losses under each program. For the year ended December 31, 2004, gross written premiums under this program totaled $9.1 million, earned premiums totaled $14.7 million and losses totaled $9.3 million. For the year ended December 31, 2004, the Company expensed ceding and other commissions of $4.8 million related to this business.

On March 12, 2003, the Company entered into a reinsurance consulting agreement with Rattner Mackenzie (Bermuda) Ltd., a wholly owned subsidiary of HCC, pursuant to which Rattner Mackenzie provides reinsurance consulting advice to the Company’s insurance subsidiaries for an annual fee of $250,000. The agreement expires on March 31, 2007.

During 2004, HCC, through its investment in the preferred shares and the Company’s common stock, owned approximately 10.7% of the Company on a fully diluted basis. In December 2004, HCC reduced its investment in the Company’s common stock and currently owns approximately 9.7% of the Company on a fully diluted basis.

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

Contractual Obligations

The Company’s estimated contractual obligations and commitments as of December 31, 2004 were as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 -3 years	3 -5 years	Thereafter
Long-term debt (1)	$322.8	$7.1	$14.2	$14.2	$287.3
Capital lease obligations	7.4	0.7	1.4	1.4	3.9
Operating leases	22.0	5.7	6.9	5.0	4.4
Purchase obligations	4.9	1.7	2.7	0.5	—
Other long-term liabilities:
Override commission (2)	1.5	1.5	—	—	—
Claim payments (3)	1,607.5	289.0	322.0	209.0	787.5
Series A preferred stock dividend (4)	20.6	2.5	5.0	5.0	8.1

Total contractual obligations	$1,986.7	$308.2	$352.2	$235.1	$1,091.2

(1)	Interest only due on Junior Subordinated Debentures through 2008. Principal due beginning May 2008.
(2)	Commission due on renewal rights agreement.
(3)	Claim payments do not have a contractual maturity date; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefit of reinsurance recoveries.
(4)	7% dividend on convertible preferred stock. Obligation calculated assuming preferred stock will convert on 10 year anniversary date.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in note 1 – “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” on page 37.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. The Company establishes reserves for the estimated total unpaid costs of losses and loss adjustment expense, which cover events that occurred in 2004 and prior. These reserves reflect the best estimates of the total cost of claims that have been incurred, but not yet paid and claims that have been incurred, but not yet reported. The process of establishing loss reserves is complex and imprecise as it reflects significant judgmental factors, such as past loss experience, current claim trends and the prevailing social, economic and legal environments. Additional uncertainties exist due to the growth in new business and the impact this growth has in determining loss reserves. Reserves are established for claims that have been incurred but have not been reported based on actuarial estimates.

As of December 31, 2004, the Company recorded gross loss reserves of $1,607.5 million and loss reserves, net of reinsurance, of $1,060.8 million, prior to the effects of the adverse development cover. The Company estimates its range of reserves, net of reinsurance, at $928.2 million to $1,250.4 million. Management believes it has recorded its best estimate as of December 31, 2004, based on information currently known to the Company.

The Company utilizes a variety of actuarial techniques and methods to determine the ultimate losses and loss adjustment expenses. Methods used include the paid loss development method, incurred loss development method, Bornhuetter-Ferguson method, loss ratio method, report year method and claim count development method. The combination of the methods produces a point estimate for each line of business, which the Company records as management’s best estimate given the available facts at that point in time. Each business segment is analyzed individually. The Company primarily uses internal data in the analysis, however, industry data is used where credibility of internal data is low and in the development of certain factors. The Company analyzes loss reserves on a quarterly basis. In addition to internal Company reserve studies, an independent actuary reviews the risk management reserves on a quarterly basis. A study of reserves by the Company’s consulting actuary for the run-off lines is conducted annually using additional actuarial methods.

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

Management believes that the aggregate loss reserves at December 31, 2004 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. In establishing these reserves, management considers facts currently known and the present judicial and legislative environment. However, given the expansion of coverage and liability by the courts and the legislatures in the recent past and the possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time. Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and the ratings assigned to the insurance subsidiaries by the nationally recognized insurance rating agencies.

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

Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards. The deferred tax assets and liabilities are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The components of the Company’s deferred tax asset are temporary differences primarily attributable to loss reserve discounting and unearned premium reserves. The Company’s deferred tax liabilities resulted primarily from unrealized gains in the investment portfolio.

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At the end of 2002, a valuation allowance of $71.9 million was established by the Company against the deferred tax asset. During 2004 and 2003, the valuation allowance was reduced by $24.0 million and $22.8 million, respectively due to management’s consideration of future income in accordance with SFAS No. 109. The Company expects that it will ultimately recognize the deferred tax asset in the future and regularly evaluates the deferred tax asset valuation allowance.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assigned goodwill to its reporting units. As of December 31, 2004, the Company has $48.5 million of goodwill allocated to the excess and surplus lines segment, $27.1 million of goodwill assigned to the risk management segment, $29.8 million assigned to the specialty commercial segment and $0.9 million of goodwill allocated to the public entity segment. As required by SFAS No. 142, the Company completed its annual test of goodwill for impairment as of September 30, 2004 and determined that no impairment of goodwill was indicated. Annually, the Company will perform an impairment of goodwill test. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, requires a write-down of goodwill for that reporting unit. In evaluating whether impairment exists in certain reporting units, management also considers the fair value in excess of the carrying value for certain assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of the Company’s investment portfolio as a result of fluctuations in prices and interest rates. The Company’s interest expense fluctuates with changes in interest rates as well. In addition, the Company’s international business is subject to currency exchange rate risk. The Company does not hold any derivative instruments.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the year ended December 31, 2004, the Company has recognized a foreign currency gain of $0.2 million related to this program. Management is unable at this time to estimate the future gains or losses, if any. Changes in the value of foreign investments related to fluctuations in foreign currency exchange rates are included in unrealized gains or losses. The amounts of unrealized gains as of December 31, 2004 and 2003 were $1.7 million and $ 0.7 million, respectively.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 3.2% of shareholders’ equity as of December 31, 2004. At December 31, 2004 and 2003 the fair market value of the common stock portfolio was $180.8 million and $170.7 million, respectively. A hypothetical decrease of 10% in the market price of each security held at December 31, 2004 and 2003 would have resulted in a decrease of $18.1 million and $17.1 million, respectively, in the fair value of the equity portfolio.

The value of the Company’s portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and the Company reinvests the proceeds at lower interest rates resulting in lower investment income. Exposure to interest rate risk is managed by investing in securities with varied maturities and with consideration given to the estimated duration of the Company’s liabilities. Duration is a common gauge of the price sensitivity of a fixed income portfolio to a change in interest rates. Based upon a pricing model, the Company determines the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity investments resulting from changes in the rate of 100 and 300 basis points as of December 31, 2004:

Interest Rate Sensitivity Analysis

	-200	-100	Base Case	100	200	300
Book Yield	4.3%	4.4%	4.5%	4.5%	4.5%	4.5%
Market Yield	1.9%	3.1%	4.2%	5.1%	6.1%	7.1%
Average Life (years)	4.1	4.6	5.1	5.2	5.3	5.3
Option Adjusted Duration (years)	3.1	3.3	3.8	4.0	4.0	4.0
Market Value (in millions)	$1,574.6	$1,523.9	$1,470.7	$1,412.8	$1,357.9	$1,305.4
Gain (Loss) (in millions)	$119.5	$68.8	$14.3	$(42.3)	$(97.2)	$(149.7)

The Company primarily invests in high investment grade bonds (“AAA” rated U.S. treasury notes and government agencies and “A” or better for municipal bonds, corporate bonds, mortgage and asset backed securities and preferred stocks). The fixed income portfolio has an average rating of “AA+” and less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB”.

The Company’s $113.4 million of junior subordinated debentures are subject to variable interest rates. Thus, interest expense on these debentures is directly correlated to market interest rates, specifically changes in the 3-Month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law, currently 16.0%. Based on the December 31, 2004 and 2003 outstanding balance of $113.4 million and $27.5 million, respectively, a 1% change in market interest rates would change annual interest expense by $1.1 million and $0.3 million, respectively.

The Company maintains investments for the benefit of a reinsurer, also referred to as funds withheld balances. Interest expense is charged against the balance at the rate of the five year U.S. Treasury Strip Rate, plus 50 basis points. Based on the December 31, 2004 and 2003 outstanding balances of $131.9 million and $125.1 million, respectively, a 1% change in the five year U.S. Treasury Strip Rate would change annual interest expense by $1.3 million.

On March 31, 2003, the Company issued $35.4 million of 7% convertible preferred stock that is subject to dividend rate changes based on the Company’s A.M. Best rating and Argonaut Insurance Company’s RBC ratio. Based on the December 31, 2004 and 2003 outstanding amounts of $35.4 million, a 1% change in the annual dividend rate would change dividend payments by $0.4 million for both periods.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the service of two professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” discussion on pages 32 - 33).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Argonaut Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Argonaut Group, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Argonaut Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Argonaut Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Argonaut Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argonaut Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Argonaut Group, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
March 9, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Executive Officers,” “Audit Committee Financial Expert,” “Security Ownership of Principal Stockholders and Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 10, 2005.

The Company has adopted a Code of Business Ethics & Conduct and believes that it complies with standards mandated by the Sarbanes-Oxley Act of 2002. The Code applies to all of the Company’s directors, officers and employees (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions). The code of ethics is posted on the Company’s website at www.argonautgroup.com on the Investor Relations page. The Company will post on its website material changes to, or waiver from, its code of ethics, if any.

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Indemnification,” “Pension Plan,” and “Compensation of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 10, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company has two equity based compensation plans, the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, as amended. The following table sets forth information as of December 31, 2004 concerning the Company’s equity compensation plans, each of which was approved by the shareholders:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Amended and Restated Stock Incentive Plan:
Stock options	2,739,300	$17.51	1,518,055
Non-vested stock	245,201	—	900,587
Non-Employee Director Stock Option Plan	97,000	$17.28	135,000

Equity compensation plans not approved by shareholders	—	—	—

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 10, 2005.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 10, 2005.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 10, 2005.

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flow
For the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)	2.	Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant
December 31, 2004 and 2003

Schedule III - Supplementary Insurance Information
For the Years Ended December 31, 2004, 2003 and 2002

Schedule V - Valuation and Qualifying Accounts For the Years Ended December 31, 2004, 2003 and 2002

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2004, 2003 and 2002

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries listed on the above index.

(a) 3. Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

3.1	Composite Copy of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Certificate of Incorporation of Argonaut Group, Inc. (incorporated by reference to the Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004).

10.1	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2004).

10.2	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.3	Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.4	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

10.5	Argonaut Group, Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2004).

10.6	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2004).

10.7	Quota Share Reinsurance Agreement, dated as of March 31, 2003, by and among Colony Insurance Company, Colony National Insurance Company, Colony Specialty Insurance Company and Houston Casualty Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.8	Subscription Agreement dated as of March 12, 2003, by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.9	Amendment No. 1, dated as of March 31, 2003, to Subscription Agreement by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.10	Registration Rights Agreement dated as of March 31, 2003, by and among Argonaut Group, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.11	Executive Employment Agreement dated as of July 1, 2003, by and between Argonaut Group, Inc. and Mark E. Watson III (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004).

10.12	Executive Retention Agreement Between Argonaut Group, Inc. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.13	Executive Retention Agreement Between Argonaut Group, Inc. and Mark W. Haushill (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.14	Executive Retention Agreement Between Argonaut Group, Inc. and Byron L. LeFlore (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.15	Executive Retention Agreement Between Argonaut Group, Inc. and Charles W. Weaver (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.16	Credit Agreement, dated as of September 15, 2004, among Argonaut Group, Inc (as the Borrower) and LaSalle Bank National Association (as Administrative Agent)

10.17	Form of Promissory Note between Argonaut Group, Inc (as the Borrower) and LaSalle Bank National Association (as Lender)

12.1	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends.

14	Registrant’s Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004).

21	Subsidiaries of Registrant, as amended

23	Consents of Independent Auditors – Ernst & Young LLP

31.1	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Executive Officer

31.2	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ARGONAUT GROUP, INC.

By	/s/ Mark E. Watson III
Mark E. Watson III
President

Date: March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2005

/s/ Mark W. Haushill Mark W. Haushill	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 9, 2005

/s/ Byron L. LeFlore, Jr. Byron L. LeFlore, Jr.	Senior Vice President, General Counsel and Secretary	March 9, 2005

/s/ Gary V. Woods Gary V. Woods	Director	March 9, 2005

/s/ John R. Power, Jr. John R. Power, Jr.	Director	March 9, 2005

/s/ George A. Roberts George A. Roberts	Director	March 9, 2005

/s/ Fayez Sarofim Fayez S. Sarofim	Director	March 9, 2005

/s/ Hector De Leon Hector De Leon	Director	March 9, 2005

/s/ Frank W. Maresh	Director	March 9, 2005
Frank W. Maresh

/s/ Allan W. Fulkerson	Director	March 9, 2005
Allan W. Fulkerson

/s/ David Hartoch	Director	March 9, 2005
David Hartoch

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Argonaut Group, Inc.

We have audited the accompanying consolidated balance sheets of Argonaut Group, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004 listed in the Index at Item 15 (a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Group, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Argonaut Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 9, 2005

ARGONAUT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities, at fair value (cost: 2004 - $1,454.3; 2003 - $1,154.9)	$1,470.7	$1,190.9
Equity securities, at fair value (cost: 2004 - $115.3; 2003 - $107.0)	180.8	170.7
Other long-term investments, at fair value (cost: 2004 - $17.5; 2003 - $12.1)	20.0	12.5
Short-term investments, at fair value, which approximates cost	112.4	179.1

Total investments	1,783.9	1,553.2

Cash and cash equivalents	31.7	70.8
Accrued investment income	16.9	14.6
Receivables:
Due from insureds	249.9	246.1
Due from reinsurance	597.4	535.0
Notes receivable	37.8	46.4
Goodwill	106.3	105.7
Current income taxes receivable, net	3.6	—
Deferred income tax asset, net	45.6	27.5
Deferred acquisition costs	70.0	62.5
Other assets	130.1	104.7

Total assets	$3,073.2	$2,766.5

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$1,607.5	$1,480.8
Unearned premiums	390.8	353.3
Funds held	197.4	187.2
Accrued underwriting expenses	61.9	58.9
Ceded reinsurance payable, net	32.2	28.8
Deferred gain, retroactive reinsurance	45.1	43.3
Junior subordinated debentures	113.4	27.5
Current income taxes payable, net	—	19.7
Other liabilities	21.5	27.8

Total liabilities	2,469.8	2,227.3

Shareholders’ equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized Series A mandatory convertible preferred stock - 2,953,310 shares issued and outstanding at December 31, 2004 and 2003, respectively	0.3	0.3
Common stock - $0.10 par, 70,000,000 shares authorized; 27,704,341 and 27,596,325 shares issued and outstanding at December 31, 2004 and 2003, respectively	2.8	2.8
Additional paid-in capital	230.3	220.5
Retained earnings	322.4	253.1
Deferred stock compensation	(6.9)	(2.6)
Accumulated other comprehensive income, net	54.5	65.1

Total shareholders’ equity	603.4	539.2

Total liabilities and shareholders’ equity	$3,073.2	$2,766.5

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the years ended December 31,
	2004	2003	2002
Premiums and other revenue:
Earned premiums	$633.9	$562.8	$378.4
Net investment income	65.1	53.6	52.9
Realized investment gains, net	5.2	113.6	26.6

Total revenue	704.2	730.0	457.9

Expenses:
Losses and loss adjustment expenses	409.7	395.3	334.6
Underwriting, acquisition and insurance expense	222.8	191.0	144.4
Interest expense	11.0	8.4	—

Total expenses	643.5	594.7	479.0

Income (loss) before income taxes	60.7	135.3	(21.1)
Provision (benefit) for income taxes	(11.1)	26.3	65.9

Net income (loss)	$71.8	$109.0	$(87.0)

Net income (loss) per common share:
Basic	$2.51	$4.76	$(4.04)

Diluted	$2.33	$4.40	$(4.04)

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the years ended December 31,
	2004	2003	2002
Net income (loss)	$71.8	$109.0	$(87.0)

Other comprehensive income (loss):
Minimum pension liability adjustment	(0.7)	—	—
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	(10.4)	25.5	(5.4)
Less: reclassification adjustment for gains included in net income or loss	(5.2)	(56.0)	(26.6)

Other comprehensive loss before tax	(16.3)	(30.5)	(32.0)
Income tax benefit related to other comprehensive loss	(5.7)	(10.7)	(11.2)

Other comprehensive loss, net of tax	(10.6)	(19.8)	(20.8)

Comprehensive income (loss)	$61.2	$89.2	$(107.8)

See accompanying notes

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2002	$—	$2.2	$93.6	$246.0	$—	$105.7	$447.5
Net loss	—	—	—	(87.0)	—	—	(87.0)
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(20.8)	(20.8)
Exercise of stock options	—	—	0.4	—	—	—	0.4
Non vested stock grants, net of forfeitures and amortization	—	—	2.4	—	(1.7)	—	0.7
Cash dividend paid - common stock ($0.60/share)	—	—	—	(13.1)	—	—	(13.1)

Balance, December 31, 2002	—	2.2	96.4	145.9	(1.7)	84.9	327.7
Net income	—	—	—	109.0	—	—	109.0
Issue 2,953,310 shares Series A mandatory convertible preferred stock, net of offering expenses	0.3	—	34.1	—	—	—	34.4
Issue 5,368,000 shares of common stock in secondary offering, net of offering expenses	—	0.5	79.3	—	—	—	79.8
Issuance of 596,474 shares of common stock in connection with the conversion of note payable	—	0.1	8.8	—	—	—	8.9
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(19.8)	(19.8)
Non vested stock grants, net of forfeitures and amortization	—	—	1.9	—	(0.9)	—	1.0
Cash dividend declared - preferred stock ($0.627/share)	—	—	—	(1.8)	—	—	(1.8)

Balance, December 31, 2003	0.3	2.8	220.5	253.1	(2.6)	65.1	539.2
Net income	—	—	—	71.8	—	—	71.8
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(10.2)	(10.2)
Minimum pension liability, net of taxes	—	—	—	—	—	(0.4)	(0.4)
Exercise of stock options	—	—	0.6	—	—	—	0.6
Common stock offering expenses	—	—	(0.2)	—	—	—	(0.2)
Preferred stock offering expenses	—	—	(0.2)	—	—	—	(0.2)
Non vested stock grants, net of forfeitures and amortization	—	—	7.1	—	(4.3)	—	2.8
Expense on restorative options	—	—	2.3	—	—	—	2.3
Employee stock purchase plan	—	—	0.2	—	—	—	0.2
Cash dividend declared - preferred stock ($0.627/share)	—	—	—	(2.5)	—	—	(2.5)

Balance, December 31, 2004	$0.3	$2.8	$230.3	$322.4	$(6.9)	$54.5	$603.4

See accompanying notes

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$71.8	$109.0	$(87.0)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Amortization and depreciation	16.2	10.7	7.4
Deferred federal income tax expense (benefit)	(12.7)	3.2	69.4
Gains on sales of investments	(5.2)	(56.0)	(26.6)
Gains on sales of real estate	—	(57.6)	—
Change in:
Accrued investment income	(2.3)	(1.6)	(0.5)
Receivables	(66.2)	(89.4)	(247.3)
Unearned premiums on ceded reinsurance	(16.4)	(28.7)	(12.8)
Reserves for losses and loss adjustment expenses	126.7	199.2	133.8
Unearned premiums	37.5	68.4	121.2
Income taxes payable	(23.3)	18.2	(3.5)
Deferred policy acquisition costs	(7.5)	(7.8)	(32.4)
Accrued underwriting expenses and funds held	13.2	32.6	148.4
Deferred gain, retroactive reinsurance	1.8	3.3	40.0
Other assets and liabilities, net	(10.7)	(21.3)	7.6

Cash provided by operating activities	122.9	182.2	117.7

Cash flows from investing activities:
Sales of fixed maturity investments	326.0	82.7	65.7
Maturities and mandatory calls of fixed maturity investments	232.3	212.4	176.1
Sales of equity securities	9.4	99.1	69.6
Purchases of fixed maturity investments	(868.9)	(605.4)	(330.8)
Purchases of equity securities	(14.2)	(2.0)	(15.2)
Change in short-term investments	66.7	(139.2)	2.7
Net cash received from sale of real estate	—	12.8	—
Payments received on real estate notes	8.6	4.8	—
Acquisition, net of cash received	(0.6)	—	(3.3)
Other, net	(5.1)	(1.3)	(5.5)

Cash used by investing activities	(245.8)	(336.1)	(40.7)

Cash flows from financing activities:
Issuance of Series A mandatory convertible preferred stock	—	34.6	—
Issuance of junior subordinated debentures	85.9	27.5	—
Stock options exercised and employee stock purchase plan issuance	0.8	—	0.4
Secondary common stock offering	(0.2)	79.8	—
Preferred stock offering expenses	(0.2)	—	—
Proceeds from related party note payable	—	18.0	—
Payments on related party note payable	—	(9.1)	—
Payment of cash dividend to common shareholders	—	—	(13.1)
Payment of cash dividend to preferred shareholders	(2.5)	(1.2)	—

Cash provided (used) by financing activities:	83.8	149.6	(12.7)

Change in cash and cash equivalents	(39.1)	(4.3)	64.3
Cash and cash equivalents, beginning of period	70.8	75.1	10.8

Cash and cash equivalents, end of period	$31.7	$70.8	$75.1

See accompanying notes

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business. Argonaut Group, Inc. (the “Company”) is a national provider of specialty insurance products focused on high-quality customer service for specific niches of property-casualty insurance. Colony Insurance Group, located in Richmond, Virginia, writes excess and surplus lines products. Argonaut Insurance Company provides risk management solutions and is headquartered in Menlo Park, California. Specialty commercial products are written by Argonaut Great Central Insurance Company, headquartered in Peoria, Illinois, Rockwood Casualty Insurance Company, headquartered in Rockwood, Pennsylvania and Grocers Insurance headquartered in Portland, Oregon. Public entity products are provided by Trident Insurance Services, a wholly-owned subsidiary of the Company. The Company has one run-off segment relating to liabilities associated with policies issued in the 1970s and into the 1980s it no longer underwrites.

Basis of Presentation. The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include the accounts and operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain items in prior years’ financial statements have been reclassified to conform to the current presentation.

Cash. Cash consists of cash deposited in banks, generally in concentration and operating accounts.

Investments. Investments in fixed maturities at December 31, 2004 and 2003 include bonds, notes and redeemable preferred stocks. Equity securities include common and nonredeemable preferred stocks. Short-term investments consist of funds in excess of the Company’s near-term operating and claims paying needs, and are invested in certificates of deposit, commercial paper, and money market funds. Short-term investments are classified as investments in the consolidated financial statements as they relate principally to the Company’s investment activities.

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

Investments are considered available for sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices. The cost of securities sold is based on the specific identification method. The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment pattern, and the intent and ability of the Company to hold the security to allow for recovery. For those securities where the Company’s acquisition costs are less than fair market value, the Company reviews such securities internally and with its investment advisors. During the year ended December 31, 2004, realized investment gains for the bond portfolio was reduced $0.1 million due to the recognition of other than temporary impairments on certain securities. No other than temporary impairments were recognized on the Company’s equity portfolio. During the year ended December 31, 2003, realized investment gains for the equity and bond portfolios were reduced by $3.8 million and $0.2 million, respectively, due to the recognition of other than temporary impairment on certain securities. During the year ended December 31, 2002, realized investment gains for the equity and bond portfolios were reduced $4.0 million and $0.9 million, respectively, due to the recognition of other than temporary impairments on certain securities.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Receivables. Receivables due from insureds are presented net of a reserve for doubtful accounts of $7.9 million and $6.1 million at December 31, 2004 and 2003, respectively, and include $47.6 million due from the Los Angeles Metropolitan Transit Authority which currently is in litigation (see note 16).

Receivables due from reinsurance represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. These amounts are presented in the balance sheets net of a reserve for doubtful accounts of $24.1 million and $24.0 million at December 31, 2004 and 2003, respectively. During 2003 the Company increased its allowance for doubtful accounts by $5.0 million and $2.5 million for amounts due from reinsurers related to risk management segments and run-off lines of business, respectively. There was no increase in 2004.

Receivables due from insureds and receivables due from reinsurance are charged off after a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel. An estimate of amounts that are likely to be charged off is established as a reserve for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased, as well as other industry factors.

Goodwill. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As required by SFAS No. 142, the Company performed its annual test for goodwill impairment as of September 30, 2004, and determined that no impairment of goodwill was indicated. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, require a write-down of goodwill for that reporting unit.

Earned Premiums. Premium revenue is recognized ratably over the policy period. Premiums that have yet to be earned are reported as unearned premiums on the balance sheet.

Retrospectively Rated Policies. The Company has written a number of workers’ compensation and other liability policies that are retrospectively rated. Under this type of policy, the policyholder may be entitled, subsequent to policy expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments are limited to a minimum or maximum premium adjustment, which is calculated as a percent of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated workers’ compensation policies is included in unearned premiums and was $17.5 million at December 31, 2004 and $21.2 million at December 31, 2003. The estimated amount receivable for additional premiums receivable under retrospectively rated policies included in premiums receivable was $22.6 million at December 31, 2004 and $36.6 million at December 31, 2003.

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

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally 2 to 40 years. The accumulated depreciation for property and equipment was $35.9 million and $32.3 million as of December 31, 2004 and 2003, respectively.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Translation. The Company has entered into a reinsurance program that is conducted in multiple foreign currencies. Assets and liabilities resulting from this program are translated into the United States dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses resulting from this program are translated using a spot rate on the date of the individual transactions. Gains and losses arising from transactions denominated in a foreign currency are included in net income (loss). As of December 31, 2004, the Company recorded a net gain from foreign currency translation of approximately $0.2 million.

Share-Based Payments. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby the options that are granted are at market price, and no compensation expense is recognized. Compensation expense for stock options, if any, would be measured as the excess for the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Non-vested stock awards are recorded as compensation expense over the required vesting period based on the market value on the date of grant. Unearned compensation expense on non-vested stock awards is shown as a reduction to shareholder’s equity. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” established accounting and disclosures requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS Nos. 123 and 148 (see note 13).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 123—Revised “Share-Based Payment” (“SFAS No. 123-R”), which supersedes APB Opinion No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. This accounting standard becomes effective for the Company in the third quarter of 2005 (see discussion under “New Accounting Pronouncements”).

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

Supplemental Cash Flow Information.

Income taxes paid. The Company paid income taxes of $24.6 million in 2004, $8.5 million in 2003, and $0.9 million in 2002.

Interest paid. The Company paid interest on the junior subordinated debentures of $3.1 million during 2004. During 2003, the Company paid interest on the junior subordinated debentures of $0.4 million and on the related party note payable of $0.8 million. The related party note payable was paid in full prior to the end of 2003. No interest was paid by the Company in 2002.

Notes receivable. The Company received non-cash proceeds in the form of notes receivable in the amount of $51.2 million in conjunction with the sales of certain real estate holdings in 2003.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Conversion of related party note payable into common stock. As of December 31, 2003, the Company converted approximately $8.9 of million principal and interest of the related party note payable into 596,474 shares of the Company’s common stock.

New Accounting Pronouncements.

In December 2003, the FASB issued FASB Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities” (FIN 46 - R). It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company evaluated its investment in the following entities: Argonaut Group Statutory Trust, Argonaut Group Statutory Trust III, Argonaut Group Statutory Trust IV, Argonaut Group Statutory Trust V, Argonaut Group Statutory Trust VI, Argonaut Group Statutory Trust VII, Argonaut Group Statutory Trust VIII and Argonaut Group Statutory Trust IX (the “Trusts”) under the requirements of FIN 46-R. The Company determined that the Trusts are a variable interest entity due to the fact that the Trusts do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. The Company is not entitled to receive a majority of the Trusts’ residual returns nor is it responsible to absorb the majority of the Trusts’ expected losses; therefore, the Company is not the primary beneficiary and, accordingly, the Trusts are not included in the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The disclosure requirements of EITF 03-1 previously were adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting EITF 03-1 until final implementation guidance is issued. Adoption of EITF 03-1 may have a material impact on the Company’s Consolidated Statements of Operations but is not expected to have a material impact on the Company’s Consolidated Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

In December 2004, the FASB issued SFAS No. 123 - Revised “Share-Based Payment”, replacing SFAS No. 123 and superseding Opinion No. 25. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously allowed under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123-R allows companies to select between the binomial method and the Black-Scholes method for the calculation of fair value. The transition methods for adoption include the modified-prospective and modified-retroactive methods. Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock that exist upon the adoption of Statement 123-R. The Company will adopt the requirements of SFAS No. 123-R in the third quarter of 2005. The Company currently is evaluating the requirements of Statement 123-R. As of December 31, 2004, the Company has approximately $6.7 million of unamortized fair value relating to stock options to be amortized over 4 years.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

Gains and losses on sales and calls of investments for the years ended December 31, were as follows:

(in millions)	2004	2003	2002
Fixed maturities	$2.3	$1.6	$(1.2)
Equity securities	3.4	54.6	27.8
Other long-term investments	(0.5)	(0.2)	—
Gains on sales of real estate	—	57.6	—

Realized investment gains, net	$5.2	$113.6	$26.6

The amortized cost and fair value of investments available for sale as of December 31 were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
2004
Fixed maturities
U.S. Treasury securities	$131.7	$4.6	$0.3	$136.0
U.S. Government agencies	283.1	3.6	1.2	285.5
Obligations of states and political subdivisions	78.5	1.0	0.9	78.6
Corporate securities	429.3	12.9	2.0	440.2
Mortgage backed securities	525.7	3.0	4.3	524.4
Foreign Government	4.8	—	0.1	4.7
Redeemable preferred stock	1.2	0.1	—	1.3

Total fixed maturities	$1,454.3	$25.2	$8.8	$1,470.7

Equity securities
Banks, trusts and insurance companies	$18.0	$14.3	$0.1	$32.2
Industrial, miscellaneous and all other	97.3	52.1	0.8	148.6

Total equity securities	$115.3	$66.4	$0.9	$180.8
Other long-term investments	17.5	2.5	—	20.0
Short-term investments	112.4	—	—	112.4

Total invested assets	$1,699.5	$94.1	$9.7	$1,783.9

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
2003
Fixed maturities
U.S. Treasury securities	$174.7	$10.7	$0.1	$185.3
U.S. Government agencies	474.6	6.6	1.3	479.9
Obligations of states and political subdivisions	35.6	1.0	0.3	36.3
Corporate securities	246.1	16.4	0.5	262.0
Mortgage backed securities	222.4	4.3	0.9	225.8
Redeemable preferred stock	1.5	0.1	—	1.6

Total fixed maturities	$1,154.9	$39.1	$3.1	$1,190.9

Equity securities
Banks, trusts and insurance companies	$9.5	$12.9	$0.1	$22.3
Industrial, miscellaneous and all other	97.5	52.0	1.1	148.4

Total equity securities	$107.0	$64.9	$1.2	$170.7
Other long-term investments	12.1	0.4	—	12.5
Short-term investments	179.1	—	—	179.1

Total invested assets	$1,453.1	$104.4	$4.3	$1,553.2

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amortized cost and fair values of fixed maturity investments as of December 31, 2004, by contractual maturity, were as follows:

(in millions)	Amortized Costs	Fair Value
Due in one year or less	$88.4	$89.7
Due after one year through five years	465.2	471.0
Due after five years through ten years	304.5	311.0
Thereafter	70.5	74.6
Mortgage-backed	525.7	524.4

Total	$1,454.3	$1,470.7

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31, were as follows:

(in millions)	2004	2003	2002
Investment income:
Interest and dividends on fixed maturities	$57.9	$45.9	$43.0
Dividends on equity securities	4.9	5.7	7.0
Interest on short-term investments	1.7	1.2	0.9
Interest on long-term investments	2.6	1.8	—
Other	1.7	1.8	4.6

	68.8	56.4	55.5
Investment expenses	(3.7)	(2.8)	(2.6)

Net investment income	$65.1	$53.6	$52.9

Proceeds from sales of fixed maturity investments were $326.0 million, $82.7 million and $65.7 million in 2004, 2003 and 2002, respectively. Proceeds from sales of equity securities were $9.4 million, $99.1 million and $69.6 million in 2004, 2003 and 2002, respectively. The following table presents the Company’s realized gains (losses) from investment sales:

(in millions)	2004	2003	2002
Realized gains
Fixed maturities	$3.7	$2.0	$0.9
Equity securities	3.6	58.8	38.0
Gains on sales of real estate	—	57.6	—

Gross realized gains	7.3	118.4	38.9
Realized losses
Fixed maturities	(1.4)	(0.4)	(2.1)
Equity securities	(0.2)	(4.2)	(10.2)
Other long-term investments	(0.5)	(0.2)	—

Gross realized losses	(2.1)	(4.8)	(12.3)

Net realized gains from investment sales	$5.2	$113.6	$26.6

At December 31, 2004, the amortized cost and fair value of investments on deposit with various insurance regulatory agencies were $330.4 million and $339.1 million, respectively.

Additionally, U.S. Treasury and Agency securities with an amortized cost of $5.5 million (which approximated fair value) were pledged as collateral for surety bonds, which were issued, to various states in lieu of depositing bonds. Investments with an amortized cost of $5.3 million and fair value of $5.6 million were pledged as collateral for various other reasons such as reinsurance.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2004 is presented below:

	Less Than One Year		Greater Than One Year
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$26.3	$0.2	$2.4	$0.1
U.S. Government agencies	101.2	0.8	48.4	0.4
Obligations of states and political subdivisions	36.8	0.7	7.4	0.2
Corporate securities	154.0	1.9	4.1	0.1
Mortgage backed securities	286.9	3.8	22.1	0.5
Foreign Government	4.7	0.1	—	—
Redeemable preferred stock	—	—	—	—

Total fixed maturities	609.9	7.5	84.4	1.3

Equity securities
Banks, trusts and insurance companies	0.6	0.1	—	—
Industrial, miscellaneous and all other	7.0	0.4	13.6	0.4

Total equity securities	7.6	0.5	13.6	0.4

Total invested assets	$617.5	$8.0	$98.0	$1.7

The Company holds a total of 1,636 securities, of which 320 were in an unrealized loss position for one year or less and 61 were in an unrealized loss position for a period greater than one year as of December 31, 2004. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For substantially all fixed income securities with an unrealized loss greater than 12 months, such unrealized loss was the result of interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at December 31, 2004 are temporary.

3. Reinsurance

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company’s maximum loss on catastrophes and large or unusually hazardous risks. The Company is liable for reinsurance ceded in the event its reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company’s reserves for nonrecoverable reinsurance balances receivable on paid losses and incurred claims were $24.1 million and $24.0 million as of December 31, 2004 and 2003, respectively. Under certain of the reinsurance agreements, collateral and letters of credit are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral and letters of credit were $296.5 million and $278.3 million at December 31, 2004 and 2003, respectively.

The long-term nature of the reinsurance contracts creates a credit risk to the Company over time arising from potentially uncollectible reinsurance. To mitigate that counter-party risk, the Company evaluates its reinsurers to assess the financial capacity of the various reinsurers. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, certain members of management make changes to the approved markets that are utilized in both its treaty and facultative reinsurance programs.

Included in the 2004 reinsurance receivable balance of $597.4 million was $174.1 million of ceded loss reserves related to the adverse loss development reinsurance agreement (see discussion below).

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets.

Losses and loss adjustment expenses of $409.7 million, $395.3 million and $334.6 million for the years ending December 31, 2004, 2003 and 2002, respectively, are net of amounts ceded to reinsurers of $128.8 million $83.7 million and $122.4 million, respectively.

While the Company is generally not in the business of assuming reinsurance risks, it is required to accept certain assigned risks and other legally mandated reinsurance obligations. However, in previous years, the Company actively assumed various forms of casualty reinsurance for which it continues to maintain reserves for losses and loss adjustment expenses (see note 15). For such assumed reinsurance transactions, the Company engages in various monitoring steps that are common with assumed reinsurance such as ongoing underwriting and claims reviews.

Premiums for the years ended December 31, were as follows:

(in millions)	2004	2003	2002
Direct written premiums	$853.0	$741.1	$592.5
Reinsurance ceded to other companies	(233.9)	(195.8)	(138.1)
Reinsurance assumed from other companies	50.4	47.2	29.6

Net written premiums	$669.5	$592.5	$484.0

Direct earned premiums	$795.5	$703.4	$483.9
Reinsurance ceded to other companies	(217.7)	(174.8)	(133.2)
Reinsurance assumed from other companies	56.1	34.2	27.7

Net earned premiums	$633.9	$562.8	$378.4

Percentage of reinsurance assumed to net earned premiums	8.8%	6.1%	7.3%

The Company entered into a retroactive adverse loss development reinsurance agreement (“the agreement”) with Inter-Ocean N.A. Reinsurance Company, Ltd. (“Inter-Ocean”) effective December 31, 2002 for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. The ceded losses for adverse development are calculated on a tiered structure and subject to certain limitations. The Company has the option to commute the reinsurance agreement at any time if the funds withheld balance is positive. At December 31, 2004, the Company ceded $174.1 million of carried reserves. Related to those cessions, the Company also recorded $131.9 million as reinsurance funds withheld and $45.1 million as deferred gain pursuant to SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” The deferred gain is being amortized over the estimated settlement period using the interest method also in accordance with SFAS No. 113. During the year ended December 31, 2004, the Company amortized approximately $2.3 million of the deferred gain.

The Company has $68.8 million of unused coverage under the agreement for future adverse development, if any, on workers’ compensation, commercial multiple peril, general liability and asbestos environmental and other latent losses.

Certain of the Company’s reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers totaled $51.2 million as of December 31, 2004, and were comprised of paid loss recoverables and case reserves of $27.7 million and incurred but not reported claims of $23.5 million. Through the date of this filing, none of these reinsurers have defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., an insurance holding company, which filed an action to restructure its operations under the U.S. Bankruptcy Code in August 2003. The balances are due from the insurance subsidiaries of Trenwick Group Ltd, however, and not the holding company itself. The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of such reinsurers could result in the uncollectibility of certain balances and therefore materially impact the financial results of the Company.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Sale of Real Estate Holdings

On March 20, 2003, AGI Properties, Inc., a subsidiary of Argonaut Insurance Company, sold a parcel of real estate in Torrance, California for approximately $24.0 million. AGI Properties, Inc. received $4.8 million in cash and issued a note receivable for the remainder, which is secured by the property. The note originally was due November 30, 2004 and bore interest at 3.5% annually. In November 2004, the buyer exercised the option to extend the maturity date of the note to May 31, 2005 by remitting a payment of approximately $0.6 million. The interest rate was increased to 4.5% as a result of this extension. The buyer has the option to extend the maturity date to November 30, 2005 by remitting a payment of approximately $0.6 million on or before May 24, 2005, at which time the interest rate will increase to 5.5%. The sale of this property met full gain recognition under SFAS No. 66, “Accounting for Real Estate Sales” and resulted in a pre-tax realized gain of $21.9 million.

On March 31, 2003, AGI Properties, Inc. sold certain parcels of real estate located in Los Angeles and Goleta, California for $40.0 million under three separate transactions with the same third party. For the three sales, AGI Properties, Inc. received a total of $8.0 million in cash and issued total notes receivable for the remaining $32.0 million. The notes receivable are secured through a first lien deed of trust on the respective properties sold. The original notes bore interest at a floating rate of LIBOR plus 4.0% and are capped at 6.0%. One note in the amount of approximately $4.0 million was paid in full in April 2003. A second note in the amount of approximately $8.0 million was paid in full in March 2004. The Company received notification in September 2004 of the buyer’s intent to extend the maturity date of the remaining note to September 30, 2005. The Company received a payment of approximately $0.7 million in January 2005. As a result of this extension of the maturity date, the interest rate on the note has increased to LIBOR plus 5.0%, not to exceed 7.0% per annum. The sales of these properties met full gain recognition under SFAS No. 66 and resulted in a pre-tax gain of $35.7 million.

5. Income Taxes

The Company’s income tax provision (benefit) includes the following components:

(in millions)	2004	2003	2002
Current tax provision (benefit) related to:
Current tax provision	$1.6	$23.1	$(3.5)
Deferred tax provision (benefit) related to:
Future tax deductions	1.4	(15.2)	(8.7)
Net operating loss carryforward	4.2	62.7	(2.7)
Deferred alternative minimum tax provision	5.7	(21.5)	8.9
Valuation allowance change	(24.0)	(22.8)	71.9

Income tax provision (benefit)	$(11.1)	$26.3	$65.9

The income tax benefit as of December 31, 2004 was the result of the Company reducing its accrued tax liabilities by $10.9 million due to the state of California enacting a law providing for a partial tax deduction for certain insurance company dividends received by a company subject to California corporate income tax.

A reconciliation of the Company’s income tax provision or benefit to the provision or benefit that would have resulted if the tax had been computed at the statutory rate is as follows:

(in millions)	2004	2003	2002
Income tax provision (benefit) at statutory rates (35%)	$21.2	$47.4	$(7.4)
Tax effect of:
Tax-exempt interest	(0.1)	(0.2)	(0.3)
Dividends received deduction	(0.8)	(0.8)	(1.2)
Valuation allowance change	(24.0)	(22.8)	71.9
Other permanent adjustments, net	(0.2)	(0.5)	(2.0)
State tax expense	(7.2)	3.2	4.9

Income tax provision (benefit)	$(11.1)	$26.3	$65.9

Deferred taxes arise from temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Net deferred tax assets as of December 31, 2004, 2003 and 2002 result from the tax-effected temporary differences

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shown in the following table. Tax benefits of $5.5 million, $10.7 million and $11.2 million relating to changes in the unrealized gains on available-for-sale investment securities were recorded as of December 31, 2004, 2003 and 2002, respectively. In addition, tax benefits of $0.2 million relating to minimum pension liability adjustment were recorded as of December 31, 2004.

(in millions)	2004	2003	2002
Deferred tax liability
Unrealized gains on investment securities	$(29.5)	$(35.0)	$(45.7)
Deferred acquisition costs	(24.5)	(21.6)	(19.1)
Other	(4.2)	(4.6)	(8.9)

Deferred tax liability, gross	(58.2)	(61.2)	(73.7)
Deferred tax assets:
Reserve discounting	52.3	48.7	48.4
Unearned premiums	22.7	21.0	17.7
Alternative minimum tax	19.1	25.6	4.1
Adverse development coverage	15.8	15.2	14.0
Allowance for bad debt	7.3	6.7	6.4
Net operating loss carryforward	0.5	3.3	66.0
Other, net	11.2	17.3	9.0

Deferred tax asset, gross	128.9	137.8	165.6
Deferred tax asset (liability), net before valuation allowance	70.7	76.6	91.9
Valuation allowance	(25.1)	(49.1)	(71.9)

Deferred tax asset, net	$45.6	$27.5	$20.0

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At the end of 2002, a valuation allowance of $71.9 million was established by the Company against the deferred tax asset due to the cumulative loss position of the Company over the prior three years. During 2004 and 2003, the valuation allowance was reduced by $24.0 million and by $22.8 million, respectively, due to the generation of profit before taxes and due to consideration of future earnings. Future earnings were not considered in determining the deferred tax valuation allowance in 2002. As of December 31, 2004, the Company has utilized all of its regular federal tax net operating loss carryforward, except for $1.3 million, which relates to the acquisition of the Front Royal Companies. This carryforward will expire if not utilized on December 31, 2009. The alternative minimum tax assets do not expire. The Company’s deferred tax assets are supported by the reversal of taxable temporary differences, and the recognition of future income.

6. Other Assets

Other assets at December 31 are comprised of the following:

(in millions)	2004	2003
Ceded unearned premiums	$75.7	$59.3
Furniture, fixtures and equipment, net	17.9	16.4
Agency plant	3.6	4.7
Prepaid pension asset	6.8	7.3
Capital lease	1.3	1.3
Prepaid assets	5.5	8.1
Collateral and deposits	13.6	6.8
Other	5.7	0.8

Total other assets	$130.1	$104.7

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

(in millions)	2004	2003	2002
Net beginning of the year	$965.5	$838.2	$929.6
Add:
Net reserves acquired	—	3.8	—
Net reserves ceded - retroactive reinsurance contract	(1.8)	(3.3)	(165.0)
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	408.7	351.5	272.6
Prior accident years	1.0	43.8	62.0

Losses and LAE incurred during calendar year, net of reinsurance	409.7	395.3	334.6
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	82.1	79.7	60.8
Prior accident years	230.5	188.8	200.2

Losses and LAE payments made during current calendar year, net of reinsurance	312.6	268.5	261.0
Net reserves - end of period	1,060.8	965.5	838.2
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	546.7	515.3	443.4

Gross reserves - end of period	$1,607.5	$1,480.8	$1,281.6

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

Net loss development recognized in 2004 for prior accident years was $1.0 million. The excess and surplus lines segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The specialty commercial segment had unfavorable development of $3.5 million which was caused by the impact of the workers’ compensation loss reserve discount on prior accident years along with some minor actuarial adjustments. There was a net $5.3 million of favorable development on the risk management segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Beginning in 2001, the risk management segment began re-underwriting its book of business to loss sensitive policies and less hazardous insureds, and as the actuarial data and related analyses for this business has matured, management reduced its best estimate of ultimate losses. Amortization of the deferred gain on the ADC agreement reduced prior accident year loss expense by $2.3 million. Loss development recognized in 2003 was primarily the result of the excess and surplus lines segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, the risk management segment recorded adverse development on one wrap-up account in the amount of approximately $5.0 million and increased the allowance for doubtful accounts for balances due from reinsurers by approximately $5.0 million. The run-off segment decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for run-off lines of $59.8 million.

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

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. Argonaut Insurance Company discounted certain workers’ compensation pension-type reserves using a maximum interest rate of 3.5% in 2004 and 2003. The amount of unamortized discount was $34.0 million at December 31, 2004 and $34.1 million at December 31, 2003. Rockwood discounted certain workers’ compensation reserves at a rate of 3.5%. The amount of unamortized discount was $12.7 million at December 31, 2004 and $11.5 million at December 31, 2003.

8. Junior Subordinated Debentures

During 2004, the Company, through a series of statutory trusts, sold $83.0 million of Floating Rate Capital securities (the “Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) from the Company. The interest rates on the Debentures and the Capital Securities are equal to the 3-Month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The remaining debentures have interest rates that are not to exceed the highest rate permitted by New York Law, currently 16.0%, prior to the coupon cap date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, the Company, through a series of statutory trusts, sold $27.0 million of Floating Rate Capital securities (the “Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) from the Company. The interest rates on the Debentures and the Capital Securities are equal to the 3-Month LIBOR plus a margin of 4.10%, reset quarterly. The interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 100.95% plus accrued and unpaid interest to the date of redemption.

The Company used the majority of the net proceeds from the sales of the Debentures to increase the statutory surplus of certain insurance subsidiaries.

9. Shareholders’ Equity

The Company is authorized to issue 5,000,000 shares of $0.10 par value preferred stock. As of December 31, 2004, the Company had 2,953,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”) issued and outstanding.

The preferred shares are convertible at any time at the option of the holder at an initial conversion price of $12 per share. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares are senior to the common shares in regard to dividend and liquidation events.

The preferred shares pay a 7.0% dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the Board of Directors. The dividend rate is subject to certain adjustments based upon the Company’s A.M. Best rating and Risk Based Capital level. For the year ended December 31, 2004, the Company paid dividends of $2.5 million, with an additional $0.6 million accrued as of December 31, 2004. For the year ended December 31, 2003, the Company paid dividends of $1.2 million. Under the terms of the private placement, the Company has agreed not to pay dividends to common shareholders prior to April 2005.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In May 2004, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares to 70 million from 35 million. As of December 31, 2004, the Company had 27,704,341 shares issued and outstanding. As of December 31, 2004, the Company had the following authorized, unissued shares reserved for future issuance:

Reserve Name	Shares Reserved
Series A Mandatory Convertible Preferred Stock	2,953,310
Amended and Restated Stock Incentive Plan	5,403,143
Non-Employee Director Stock Option Plan	232,000
2004 Employee Stock Purchase Plan	485,474

Total	9,073,927

10. Earning Per Share

The following table presents the calculation of net income (loss) per common share on a basic and diluted basis for the years ended December 31:

(in millions, except per share amounts)	2004	2003	2002
Net income (loss)	$71.8	$109.0	$(87.0)
Preferred stock dividends	(2.5)	(1.8)	—

Income available to common shareholders	$69.3	$107.2	$(87.0)
Effect of dilutive securities:
Preferred stock dividends	2.5	1.8	—

Income (loss) available to common shareholders after assumed conversion	$71.8	$109.0	$(87.0)

Weighted average shares-basic	27,638,492	22,520,733	21,570,306
Effect of dilutive securities:
Stock options	200,511	36,941	—
Convertible preferred stock	2,953,310	2,233,188	—

Weighted average shares-diluted	30,792,313	24,790,862	21,570,306

Net income (loss) per common share-basic	$2.51	$4.76	$(4.04)

Net income (loss) per common share-diluted	$2.33	$4.40	$(4.04)

In 2004, options to purchase 415,750 shares of common stock at a price ranging from $22.56 to $35.50 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2005 through 2014. In 2003, options to purchase 1,619,300 shares of common stock at a price ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2004 through 2013. For the year 2002, the options do not appear because the net loss would cause their effect to be antidilutive.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition, and insurance expenses for the years ended December 31, were as follows:

(in millions)	2004	2003	2002
Commissions	$115.0	$103.6	$68.6
General expenses	94.8	72.8	86.7
State assessments	8.9	9.9	9.0
Taxes, licenses and bureau fees	11.5	12.5	12.5

	230.2	198.8	176.8
Net deferral of policy acquisition costs	(7.4)	(7.8)	(32.4)

Total underwriting, acquisition and insurance expenses	$222.8	$191.0	$144.4

12. Pension Benefits

The Company sponsors a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan. These plans were frozen in November 2003 and the current employee savings plan was enhanced. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” $3.9 million was recognized as a reduction of expense during 2003 as a result of this curtailment.

The following table sets forth the change in benefit obligation, change in plan assets, weighted-average assumptions and components of net periodic benefit cost as of December 31 with respect to the qualified and non-qualified defined benefit pension plans. The measurement dates of the assets and liabilities of all plans were December 31, 2004 and 2003, respectively.

(in millions)	2004	2003
Change in plan assets
Fair value of plan assets at beginning of year	$33.3	$36.0
Actual return on plan assets	1.0	1.1
Employer contributions	0.2	0.4
Benefits paid	(3.3)	(4.2)

Fair value of plan assets at end of year	$31.2	$33.3

(in millions)	2004	2003
Change in benefit obligation
Projected benefit obligation at beginning of year	$30.3	$33.2
Service cost	0.2	1.0
Interest cost	1.6	2.1
Decrease due to curtailment	—	(4.7)
Actuarial (gain) loss	0.9	2.9
Benefits paid	(3.3)	(4.2)

Projected benefit obligation at end of year	$29.7	$30.3

(in millions)	2004	2003
Fair value of plan assets	$31.2	$33.3
Less: Projected benefit obligation	29.7	30.3

Funded status	1.5	3.0
Unrecognized actuarial (gain) loss	4.8	3.1
Unrecognized prior service costs	—	—
Unrecognized net transition obligation	—	—

Net amount recognized	$6.3	$6.1

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized in the balance sheet consist of:

(in millions)	2004	2003
Prepaid benefit costs	$8.4	$8.2
Accrued benefit liability	(2.8)	(2.6)
Intangible asset	—	0.5
Accumulated other comprehensive income	0.7	—

Net amount recognized	$6.3	$6.1

The accumulated benefit obligation for all defined benefit pension plans was $29.7 million and $30.0 million as of December 31, 2004 and 2003, respectively.

Assumptions used to determine benefit obligations at December 31:

	2004	2003
Weighted average discount rate	5.75%	6.25%
Long-term rate of return on plan assets	5.75%	6.00%
Expected rate of increase in future compensation levels	n/a	3.00%

Assumptions used to determine net periods benefit cost for the years ended December 31:

	2004	2003
Weighted average discount rate	6.25%	6.75%
Long-term rate of return on plan assets	6.00%	6.00%
Expected rate of increase in future compensation levels	3.00%	4.00%

(in millions)	2004	2003	2002
Components of net periodic benefit costs
Service cost	$0.2	$1.0	$1.3
Interest cost	1.6	2.1	2.1
Expected return on plan assets	(1.8)	(2.1)	(2.2)
Effect of curtailment:
Decrease in projected benefit obligation	—	(4.7)	—
Recognition of prior service costs	—	0.8	—

Total effect of curtailment	—	(3.9)	—
Amortization of:
Prior service costs	(0.1)	0.1	0.1
(Gain) loss	0.1	(0.1)	(0.3)

Total amortization	—	—	(0.2)

Net periodic benefit cost	$—	$(2.9)	$1.0

The projected benefit, accumulated benefit obligation, and fair value of plan assets for the non-qualified unfunded supplemental defined benefit plan, with accumulated benefit obligations in excess of plan assets, were $2.8 million, $2.8 million and $0, respectively, as of December 31, 2004, and $2.6 million, $2.6 million and $0 respectively, as of December 31, 2003.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s weighted-average asset allocations, by asset category, as of December 31, were as follows:

Asset Category	2004	2003
Fixed income securities	95%	84%
Equity securities	0%	4%
Cash and short-term investments	5%	12%

	100%	100%

The allocation of invested assets is not established under specific guidelines and allocation categories. Rather, the funds are invested in accordance with the general risk profile of the Company. The overall investment goals are as follows: (a) preservation of capital; (b) generation of income; (c) above average credit quality; and (d) mitigation of interest rate reinvestment risk. The portfolio is a long-term hold to maturity asset, where there is no active trading of the securities to the extent practicable. Returns are measured on an aggregate basis over time (e.g., an economic return measurement based on both book income and the unrealized appreciation). The Company does not invest the pension assets in either derivative instruments or common stock, including the Company’s common stock.

In November 2003, the Board of Directors elected to curtail the plan effective February 29, 2004. The Company anticipates formally terminating the plan in the future; however no definitive date has been determined. Absent the termination of the plan, the Company expects to make the following benefit payments:

(in millions)	Pension Benefits
2005	$1.3
2006	1.4
2007	1.4
2008	1.5
2009	1.5
Years 2010-2013	9.5

Substantially all employees of the Company are eligible to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be contributed to various savings alternatives including, under one plan, investment in the Company’s common stock. The plans call for the Company to match the employee’s contribution under several formulae. Charges to income related to such Company matching were $3.5 million in 2004, $1.4 million in 2003, and $0.8 million in 2002.

13. Share-based Payments

In May 2004, the shareholders approved an amendment to the Company’s Amended and Restated Stock Incentive Plan (the “Amended Plan”). The Amended Plan provides for the following: (a) prohibits any reduction in the exercise price of an option without shareholder approval; (b) increases the number of shares available under the plan by 1,750,000; (c) limits grants to individual employees to 300,000 shares within any calendar year (except in the year of their initial employment); (d) prohibits the granting of options with an exercise price below fair market value on the date of grant; (e) reduces the maximum duration of future grants to seven years; and (f) extends the expiration date of the Plan to April 2, 2014. Under the Amended Plan, an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights.

Under the Amended Plan, up to 1,250,000 shares may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of three to four years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. The number and weighted-average grant-date fair value of shares of non-vested common stock granted under the Amended Plan during the years ended December 31, 2004, 2003 and 2002 were as follows:

	Number of shares granted	Weighted average fair value on grant date
2004 non vested stock grants	207,609	$17.33
2003 non vested stock grants	67,300	$9.00
2002 non vested stock grants	29,500	$20.31

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2004, 245,201 shares are outstanding under the plan, net of forfeitures of 36,597 shares. Of the shares outstanding, 41,513 shares will vest subject to the achievement of an objective performance goal. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense ratably over the vesting period, except for the grants subject to the performance measures. These performance based shares are recognized into expense under the accelerated expense attribution method under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”.

In August 2003, the Company’s Board of Directors authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. As of December 31, 2004, compensation expense of $1.0 million was being deferred under this variable plan. For the year ended December 31, 2004, the Company recognized $0.5 million in compensation expense related to these options.

In August 2004, the Company’s Board of Directors authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four year term. The options granted under this variable plan resulted in approximately $2.8 million of compensation expense being deferred as of December 31, 2004, which will be amortized over the vesting period of the options. For the year ended December 31, 2004, the Company recognized $0.4 million in compensation expense related to these options.

The following is a summary of the Company’s performance-based stock option activity for the two years ended December 31, 2004 (no performance based options were issued prior to 2003):

	2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of the year	436,400	$12.22	—	—
Granted	662,600	16.21	436,400	$12.22
Exercised	(13,000)	12.04	—	—
Expired or forfeited	(46,750)	14.40	—	—

Outstanding at end of the year	1,039,250	14.67	436,400	12.22

Exercisable at end of year	93,875	12.24	—	—
Weighted-average fair value of options granted during the year		$8.68		$6.29

In August 2004, the Board of Directors approved a restorative options feature to all options granted prior to February 2, 2004 which had exercise prices greater than or equal to $16.21 per share. The purpose of this modification was to encourage employee share ownership by allowing a constructive exchange of currently owned mature shares to pay the exercise cost. The optionee receives a restorative option equal to the number of shares surrendered, thereby promoting further ownership and economic benefit arising from future stock growth. This modification to the existing options grants resulted in compensation expense of approximately $2.3 million for the year ended December 31, 2004.

At December 31, 2004, under the Amended Plan, 2,418,642 shares were available for future grant, including up to 900,587 available as non-vested shares. The options are fully vested after 4 years. Options granted prior to May 2004 expire on the 11-year anniversary of the grant. Options granted subsequent to May 2004 expire on the 7-year anniversary of the grant. The shareholders have approved all share-based payment plans.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2004, the shareholders approved an amendment to the Company’s Non-Employee Director Stock Option Plan (the “Director’s Plan”). The Director’s Plan provides for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company may issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. The options issued under the Director’s Plan are not “incentive stock options”. All options will have an exercise price equal to the fair market value as of the date of grant.

At December 31, 2004, under the Director’s Plan, 135,000 shares were available for future grant. The options are fully vested after 1 year and expire after 10 years.

The following is a summary of the Company’s fixed stock option activity for the three years ended December 31, 2004:

	2004		2003		2002
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,765,800	$19.31	1,971,200	$20.40	1,810,450	$21.34
Granted	216,000	17.80	168,000	9.68	730,000	21.03
Exercised	(48,875)	14.40	—	—	(23,450)	18.04
Expired or forfeited	(135,875)	20.79	(373,400)	20.78	(545,800)	24.47

Outstanding at end of the year	1,797,050	19.15	1,765,800	19.31	1,971,200	20.40

Exercisable at end of year	1,172,988	19.76	892,088	19.74	664,800	22.17
Weighted-average fair value of options granted during the year		$7.20		$4.35		$5.97

Summary information about the Company’s stock options outstanding at December 31, 2004 is as follows:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price
$ 9.00 to $13.00	509,500	$11.72	9.4	126,375	$11.77
$15.40 to $16.81	1,000,000	$16.28	6.9	238,313	$16.42
$17.31 to $19.50	786,050	$18.32	6.6	554,175	$18.39
$20.68 to $29.25	469,500	$22.89	7.7	276,750	$23.39
$30.00 to $35.00	71,250	$31.69	2.8	71,250	$31.69

$9.00 to $35.00	2,836,300	$17.51	7.3	1,266,863	$19.20

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Company has not changed its method of accounting for stock options but has provided the additional required disclosures in the tables below:

(in millions, except per share amounts)	2004	2003	2002
Net income (loss), as reported	71.8	109.0	$(87.0)
Add: Total deferred stock compensation expense included in reported net income, net of taxes	3.0	0.7	0.3
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards, net of tax	(2.8)	(1.1)	(0.7)

Pro forma net income (loss)	$72.0	$108.6	$(87.4)

Earnings (loss) per share
Basic - as reported	$2.51	$4.76	$(4.04)
Basic - pro forma	$2.52	$4.74	$(4.05)

Diluted - as reported	$2.33	$4.40	$(4.04)
Diluted - pro forma	$2.34	$4.38	$(4.05)

The fair value of each option grant, both time vesting options and performance based options, are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average:

	2004	2003	2002
Risk-free rate of return	3.00% to 3.94%	2.50% to 3.28%	3.06% to 4.71%
Expected dividend yields	0.00%	0.00%	3.19%
Expected option life (years)	5.75	6.07	6.07
Expected volatility	35.6% to 36.4%	43.49%	32.26%

14. Segment Information

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, specialty commercial, risk management and public entity. Additionally, the Company has liabilities associated with policies written in the 1970’s and into the 1980’s, and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment’s insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the summary of significant accounting policies. The segments are evaluated based on their net pre-tax operating results. Net pre-tax operating income (loss) represents net earned premiums plus investment income less operating expenses for each segment, which includes an allocation of general corporate expenses and excludes other income and expenses of a general nature. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets are not assigned to run-off lines.

There are no major customers from whom the Company derives 10% or more of its revenue.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues, income before taxes and identifiable assets of each reporting segment for the years ended December 31 were as follows:

(in millions)	2004	2003	2002
Revenues:
Earned premiums
Excess & surplus lines	$305.1	$286.6	$152.3
Risk management	116.0	122.4	109.2
Specialty commercial	151.1	120.8	105.4
Public entity	61.7	33.0	11.5
Run-off lines	—	—	—

Total earned premiums	633.9	562.8	378.4
Net investment income
Excess & surplus lines	21.0	15.5	10.4
Risk management	29.9	27.3	31.4
Specialty commercial	11.0	9.6	10.2
Public entity	2.3	0.8	0.6
Run-off lines	—	—	—
Corporate & other	0.9	0.4	0.3

Total net investment income	65.1	53.6	52.9
Realized investment gains, net	5.2	113.6	26.6

Total revenue	$704.2	$730.0	$457.9

Income (loss) before income tax
Segment income (loss):
Excess & surplus lines	$36.9	$41.1	$18.5
Risk management	22.0	(11.6)	(6.0)
Specialty commercial	15.9	10.2	10.5
Public entity	3.4	2.5	0.3
Run-off lines	—	(12.7)	(67.8)

	78.2	29.5	(44.5)
Corporate and other income (loss)	(22.7)	(7.8)	(3.2)
Realized investment gains, net	5.2	56.0	26.6
Realized gains on sales of real estate, net	—	57.6	—

Total income (loss) before income tax	$60.7	$135.3	$(21.1)

The following table represents identifiable assets as of December 31, 2004 and 2003:

(in millions)	2004	2003
Excess & surplus lines	$972.4	$744.2
Risk management	1,475.7	1,483.7
Specialty commercial	428.8	370.2
Public entity	148.5	80.9
Run-off lines	—	—
Corporate & other	47.8	87.5

Total	$3,073.2	$2,766.5

Included in identifiable assets as of December 31, 2004 and 2003 was allocated goodwill of $0.9 for the public entity segment, $48.5 million for the excess and surplus line segment, $29.8 million for the specialty commercial segment and $27.1 million for the risk management segment.

15. Run-off Lines

The Company has discontinued active underwriting of certain lines of business, including segments of the general liability market, certain assumed reinsurance markets and medical malpractice. Included in the reinsurance assumed and general liability

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are exposures to claims for asbestos and environmental liabilities. The Company still is obligated to pay losses incurred on these lines, which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. The following table presents the Company’s gross reserves for run-off lines as of December 31:

(in millions)	2004	2003
Run-off lines:
Reinsurance assumed	$153.4	$167.1
Other liability	50.9	86.0
Medical malpractice	15.4	17.7

Total run-off lines	219.7	270.8
Continuing lines	1,387.8	1,210.0

Total reserves	$1,607.5	$1,480.8

The following table presents the Company’s net underwriting loss from run-off lines for the three years ended December 31:

(in millions)	2004	2003	2002
Run-off lines:
Reinsurance assumed	$(3.7)	$(7.4)	$(28.8)
Other liability	3.7	(5.3)	(38.8)
Medical malpractice	—	—	(0.2)

Total run-off lines	—	(12.7)	(67.8)
Continuing lines	14.0	(11.0)	(29.3)

Underwriting income (loss)	14.0	(23.7)	(97.1)
Corporate and other expenses	(12.6)	0.2	(3.5)

Total underwriting income (loss)	$1.4	$(23.5)	$(100.6)

The Company has received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970’s and into the mid 1980’s. Asbestos and environmental claims originate from policies directly written by the Company and from reinsurance assumed during this period, including a portion assumed from the London market. The following table represents the total gross reserves for the Company’s asbestos exposure as of December 31:

(in millions)	2004	2003	2002
Direct written
Case reserves	$8.9	$19.8	$15.9
ULAE	2.3	2.4	4.3
IBNR	33.2	53.4	70.4

Total direct written reserves	44.4	75.6	90.6
Assumed domestic
Case reserves	34.0	35.8	28.8
ULAE	2.7	2.3	3.2
IBNR	37.2	40.3	43.5

Total assumed domestic reserves	73.9	78.4	75.5
Assumed London
Case reserves	13.9	15.5	13.0
ULAE	1.1	1.0	1.4
IBNR	17.7	18.5	19.3

Total assumed London reserves	32.7	35.0	33.7

Total asbestos reserves	$151.0	$189.0	$199.8

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. The uncertainty in the asbestos and environmental reserves estimates arises from several factors including lack of historical data, inapplicability of standard actuarial projection techniques, uncertainty with regards to claim costs, coverage interpretations, and the judicial, statutory and regulatory provisions under which the claims may be ultimately resolved. It is impossible to predict how the courts will interpret coverage issues and these resolutions may have a material impact on the ultimate resolution of the asbestos and environmental liabilities. The Company uses a variety of estimation methods to calculate reserves as a whole; however, reserves for asbestos and environmental claims were determined primarily based on the report year method with some weight applied to other methods. The report year method relies most heavily on the Company’s historical claims and severity information. Other methods rely more heavily on industry information. The Company engages an outside consulting actuary to perform an annual analysis on the Company’s exposure to run-off lines.

In the third quarter of 2004, the Company completed an analysis of loss and loss adjustment expense reserves related to its run-off lines which include asbestos and environmental claims. This analysis indicated that reserves for asbestos and environmental exposures were adequate. A similar analysis was completed the third quarter of 2003 and this analysis resulted in a decrease to ceded loss and loss adjustment expense reserves, and a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Based on the 2004 actuarial analysis, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future.

For the year ended December 31, 2002, the Company strengthened its net asbestos reserves by $59.8 million. The Company strengthened these reserves by $7.0 million in the third quarter of 2002 due to the identification of policies written from 1985 into the early 1990’s that did not include the required asbestos coverage exclusion. Additionally, the Company completed its 2002 annual analysis of reserves for the run-off lines in the fourth quarter of 2002 and as a result strengthened its net asbestos reserves by $52.8 million. The decision to strengthen asbestos reserves was the result of an evaluation and review of exposure to asbestos claims, particularly in light of industry and litigation trends, actual claims experience, and actuarial analysis by the Company’s consulting and internal actuaries.

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

In the fourth quarter of 2004, shortly before the first phase of trial was to begin, the trial judge for the MTA litigation considered several additional motions for summary adjudication relating to the remaining MTA affirmative defenses and Argonaut’s right to prove and recover certain categories of damages. All motions were ruled upon in Argonaut’s favor. As a result of those rulings, trial was postponed to allow the MTA to file an interlocutory appeal of those and other rulings. The MTA filed its appellate pleadings as to each issue on January 27, 2005. The appeals were denied summarily by the Court of Appeals on January 31, 2005. The trial date for the first phase of the case has yet to be reset.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2004 the Company and its insurance subsidiaries received a number of formal and informal inquiries, subpoenas and/or requests for information from state and federal agencies in connection with certain ongoing, industry-wide investigations of contingent compensation arrangements, fictitious quotes, bid rigging, tying arrangements, and finite insurance products. In each instance, the Company has cooperated with the agency making the request and provided a timely response. The Company believes that its business activities and related accounting and disclosure practices comply fully with all applicable regulatory and legal requirements. The Company has received no indication that any agency intends to initiate regulatory or legal action adverse to the Company based on the Company’s responses.

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

(in millions)	Amount Due
2005	$0.7
2006	0.7
2007	0.7
2008	0.7
2009	0.7
Thereafter	3.9

Total	$7.4

The Company leases additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2004, future minimum payments under non-cancelable operating leases are as follows.

(in millions)	Amount Due
2005	$5.6
2006	3.9
2007	3.0
2008	2.6
2009	2.5
Thereafter	4.4

Total	$22.0

18. Statutory Accounting Principles

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) vary between jurisdictions. The principal differences are that for statutory-based financial statements deferred policy acquisition costs are not recognized, a portion of the deferred income tax assets are recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a provision for reinsurance is recorded and charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance. Statutory policyholders' surplus, and net income for the three years ended December 31, 2004 of the directly-owned insurance subsidiaries, Argonaut Insurance Company and Colony Insurance Company, included in those companies' respective filings with regulatory authorities are as follows:

(in millions)	2004	2003	2002
Net Income	$31.0	$42.0	$10.9
Surplus	$528.3	$447.7	$258.0

Various state insurance laws restrict the amount that may be transferred to Argonaut Group, Inc. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends. On January 30, 2004, the California Department of Insurance approved an extraordinary dividend from Argonaut Insurance Company to Argonaut Group, Inc., in the amount of $76.8 million in the form of all the outstanding stock of one of its subsidiaries. The dividend was conditional on Argonaut Group, Inc. contributing capital to Argonaut Insurance Company in an amount not less than $71.0 million. The transactions were completed in February 2004. No dividends were paid to the Company during 2003. During 2002, dividends of $11.5 million were paid to the Company by Argonaut Insurance Company and did not require the approval of regulatory authorities.

Argonaut Insurance Company is an immediate subsidiary of the Company and is regulated by the California Insurance Code. Under California Insurance Regulations, Argonaut Insurance Company is permitted to pay dividends in 2005 up to $37.2 million to Argonaut Group. Colony Insurance Company, a direct subsidiary of the Company, is regulated by the Virginia Department of Insurance. Under Virginia Insurance Regulations, Colony Insurance Company is permitted to pay dividends in 2005 up to $14.1 million to Argonaut Group. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

19. Related Party Transactions

Fayez Sarofim The Company utilizes Fayez Sarofim & Co. to manage approximately $161.2 million of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the Company’s Board of Directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. were approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch Swett & Crawford, a member of the Aon family of companies, is the largest wholesale insurance broker in the country, placing nearly $3 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003 and is currently a consultant to them. During 2004, the Company, through its Colony Group, placed insurance through Swett & Crawford totaling $13.2 million in gross written premiums. Swett & Crawford earned $2.2 million in commissions on this business.

Allan W. Fulkerson In August 2002, the Company committed to a $5.0 investment, as a limited partner, in Century Capital Partners III, L.P. (“CCPIII”), an investment partnership which specializes in investing in the insurance industry. In April 2003, CCPIII purchased 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock (see note 9). In addition, the Company has been informed that in 2004 CCM, LLC (a related party of CCP III) distributed or sold 100,000 shares of the Company’s common stock that it had previously acquired in a separate partnership with similar objectives of investing in the insurance industry.

The Company and Asset Allocation Management Company, LLC (“AAM”) are parties to an agreement dated March 1, 2004, pursuant to which AAM manages a portion of its fixed income securities in accordance with the Company’s investment policy. Century Capital Management, LLC (“CCML”), a successor to Century Capital Management, Inc. manages two partnerships (Century Capital Partners II, L.P. and CCPIII) that collectively have a majority ownership interest in AAM. As of December 31, 2004, AAM managed $706.4 million of fixed income securities. The Company paid AAM $0.6 million for services provided in 2004, which constituted less than 5% of AAM’s consolidated gross revenues for 2004.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allan W. Fulkerson, who is a member of the Company’s Board of Directors, serves as a consultant to CCML. Prior to December 31, 2004, Mr. Fulkerson also served as a director of the general partner of, CCPIII. Mr. Fulkerson retains a 7% ownership interest in the general partner of CCPIII. As such, he has an indirect ownership interest in AAM of less than one-half of one percent.

20. Supplemental Disclosure for Other Comprehensive Income

The following table sets forth the tax effects allocated to each component of other comprehensive income for the years ended December 31, 2004, 2003, and 2002:

Tax Effects of Other Comprehensive Income (in millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Year ended December 31, 2002
Unrealized losses on securities held as available-for-sale	(5.4)	1.9	(3.5)
Less: reclassification adjustment for realized gains included in net income	(26.6)	9.3	(17.3)

	(32.0)	11.2	(20.8)

Year ended December 31, 2003
Unrealized gains on securities held as available-for-sale	25.5	(8.9)	16.6
Less: reclassification adjustment for realized gains included in net income	(56.0)	19.6	(36.4)

	(30.5)	10.7	(19.8)

Year ended December 31, 2004
Minimum pension liability adjustment	(0.7)	0.2	(0.5)
Unrealized losses on securities held as available-for-sale	(10.4)	3.6	(6.8)
Less: reclassification adjustment for realized gains included in net income	(5.2)	1.8	(3.4)

	(16.3)	5.7	(10.6)

21. Quarterly Financial Data — Unaudited

The following table represents unaudited quarterly financial data for the years ended December 31, 2004 and 2003. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenues and net income include gains on the sale of investments. The Company cannot anticipate when or if similar gains may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions, except per share amounts)	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2004
Total revenues	$171.0	$172.2	$174.5	$186.5
Net income (loss) before taxes	18.3	17.9	(1.7)	26.2
Net income	18.3	17.9	9.4	26.2
Net income per common share
Basic*	$0.64	$0.63	$0.32	$0.92
Diluted*	$0.60	$0.58	$0.31	$0.84

Comprehensive income (loss)	25.1	(8.7)	18.2	26.6

2003

Total revenues	$193.6	$165.9	$209.9	$160.6
Net income before taxes	56.7	10.3	53.5	14.8
Net income	33.6	19.7	24.7	31.0
Net income per common share
Basic*	$1.55	$0.89	$1.11	$1.21
Diluted*	$1.55	$0.80	$1.00	$1.10

Comprehensive income (loss)	28.9	37.7	(11.8)	34.4

*	Basic and diluted earnings per share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per share data may not equal the net income per share for the year.

The third quarter of 2004 results of operations were adversely impacted by approximately $17.7 million in catastrophe losses resulting from the four hurricanes that made landfall in the southeastern United States.

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

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

($ in millions)

BALANCE SHEETS

	December 31,
	2004	2003
Assets
Fixed maturiites	$16.4	$—
Short-term investments	59.1	88.3
Cash & cash equivalents	0.2	25.5
Investment in subsidiaries	679.5	491.2
Cost in excess of net assets purchased	27.4	27.4
Deferred federal income taxes	(55.7)	(51.1)
Other assets	12.5	10.0

Total Assets	$739.4	$591.3

Liabilities & Shareholders’ Equity
Income taxes payable	$1.9	$18.9
Preferred trust debt	113.4	27.5
Other liabilities	2.5	1.8
Due to subsidiaries	18.2	3.9

Total Liabilities	136.0	52.1
Shareholders’ Equity	603.4	539.2

Total Liabilities and Shareholders’ Equity	$739.4	$591.3

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2004	2003	2002
Revenues	$1.0	$3.2	$0.5

Expenses:
Other expenses	18.3	8.4	9.8

Total operating expenses	18.3	8.4	9.8

Loss before tax and undistributed earnings	(17.3)	(5.2)	(9.3)
Provision (benefit) for income taxes	(17.8)	(1.1)	3.1

Net income (loss) before equity in earnings of subsidiaries	0.5	(4.1)	(12.4)
Equity in undistributed earnings (loss) of subsidiaries	71.3	113.1	(74.6)

Net income (loss)	$71.8	$109.0	$(87.0)

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

($ in millions)

STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$71.8	$109.0	$(87.0)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Amortization	5.2	0.5	0.6
Undistributed loss (earnings) in subsidiaries	(71.3)	(113.1)	74.6
Dividend from subsidiary	—	—	11.5
Decrease in deferred federal income taxes receivable	4.6	33.7	10.6
Increase (decrease) in due from/to subsidiaries	14.3	(24.7)	(6.3)
Decrease (increase) in prepaid assets	(0.1)	(1.5)	—
Increase (decrease) in income taxes payable	(17.0)	12.3	3.5
Other, net	(2.3)	(0.6)	3.6

Net cash provided by operations	5.2	15.6	11.1

Cash flows from investing activities:
Increase acquisition of fixed assets	—	—	(1.0)
Maturities and mandatory calls of fixed maturity investments	6.0	—	—
Purchases of fixed maturity investments	(22.5)	—	—
Decrease (increase) in short-term investments	29.2	(88.3)	4.4
Capital contribution to subsidiary	(127.0)	(53.3)	—

Net cash provided (used) by investing activities	(114.3)	(141.6)	3.4

Cash flows from financing activities:
Repurchase of common stock	—	—	—
Issuance of Series A mandatory convertible preferred stock	0.8	34.6	—
Issuance of junior subordinated debentures	85.9	27.5	—
Secondary common stock offering	(0.2)	79.8	—
Conversion of note payable into common stock	(0.2)	8.9	—
Payment of cash dividend on preferred stock	(2.5)	(1.2)	—
Payment of cash dividend on common stock	—	—	(13.1)
Exercise of stock options	—	—	0.4

Net cash used by financing activities	83.8	149.6	(12.7)

Increase (decrease) in cash & cash equivalents	(25.3)	23.6	1.8
Cash & cash equivalents, beginning of period	25.5	1.9	0.1

Cash & cash equivalents, end of period	$0.2	$25.5	$1.9

ARGONAUT GROUP, INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2004, 2003, and 2002

($ in millions)

Segment	DAC (a)	Future Benefits (b)	UPR (c)	Premium Revenue (d)	Net Invest. Income (e) (1)	Ben, Loss, & LAE (f)	Amortization (Deferral) DPAC (g)	Other Insur. Exp (h) (2)	Premiums Written (i)
Year Ended December 31, 2004

Excess & Surplus Lines	$37.1	$474.2	$188.9	$305.1	$21.0	$199.4	$(2.3)	$92.1	$309.6
Risk Management	8.8	637.9	102.0	116.0	29.9	71.9	3.8	48.2	115.4
Specialty Commercial	16.6	215.7	61.1	151.1	11.0	100.7	(7.0)	52.5	176.9
Public Entity	7.5	60.0	38.8	61.7	2.3	39.9	(1.9)	22.6	67.6
Run-off Lines	—	219.7	—	—	—	—	—	—	—
Corporate & Other	—	—	—	—	0.9	(2.2)	—	14.8	—

	$70.0	$1,607.5	$390.8	$633.9	$65.1	$409.7	$(7.4)	$230.2	$669.5

Year Ended December 31, 2003

Excess & Surplus Lines	$34.8	$345.5	$173.5	$286.6	$15.5	$177.6	$(3.9)	$87.3	$301.3
Risk Management	12.6	653.7	105.5	122.4	27.3	100.2	0.5	60.6	115.8
Specialty Commercial	14.4	182.0	70.4	120.8	9.6	85.6	(1.1)	35.7	124.1
Public Entity	0.7	28.8	3.9	33.0	0.8	20.9	(3.2)	13.6	51.3
Run-off Lines	—	270.8	—	—	—	12.7	—	—	—
Corporate & Other	—	—	—	—	0.4	(1.8)	—	1.5	—

	$62.5	$1,480.8	$353.3	$562.8	$53.6	$395.2	$(7.7)	$198.7	$592.5

Year Ended December 31, 2002

Excess & Surplus Lines	$30.8	$180.1	$134.7	$152.3	$10.4	$96.6	$(15.1)	$62.7	$219.3
Risk Management	13.0	630.0	88.9	109.2	31.4	94.5	(13.0)	65.1	134.2
Specialty Commercial	10.9	172.2	61.3	105.4	10.2	74.8	(2.6)	32.9	111.0
Public Entity	—	6.7	—	11.5	0.6	8.1	(1.7)	5.4	19.5
Run-off Lines	—	292.6	—	—	—	60.6	—	7.2	—
Corporate & Other	—	—	—	—	0.3	—	—	3.5	—

	$54.7	$1,281.6	$284.9	$378.4	$52.9	$334.6	$(32.4)	$176.8	$484.0

(a)	Deferred Acquisition Costs
(b)	Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, and Claim Adjustment Expenses
(g)	Amortization of Deferred Policy Acquisition Costs
(h)	Other Insurance Expenses
(i)	Premiums Written, net
(1)	Net investment income allocated based upon each segment’s share of investable funds
(2)	Other insurance expenses allocated based on specific identification, where possible, and related activities.

ARGONAUT GROUP, INC.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2004
Deducted from assets:
Valuation allowance for deferred tax asset	$49.1	$—	$—	$24.0	$25.1

Year ended December 31, 2003
Deducted from assets:
Valuation allowance for deferred tax asset	$71.9	$—	$—	$22.8	$49.1

Year ended December 31, 2002
Deducted from assets:
Valuation allowance for deferred tax asset	$—	$71.9	$—	$—	$71.9

ARGONAUT GROUP, INC.

SCHEDULE VI

SUPPLEMENTARY INSURANCE INFORMATION

($ in millions)

	Years Ended December 31,
	2004	2003	2002
Deferred acquisition costs	$70.0	$62.5	$54.7

Reserves for losses and loss adjustment expenses	$1,607.5	$1,480.8	$1,281.6

Unamortized discount in reserves for losses	$46.7	$45.6	$45.4

Unearned premium	$390.8	$353.3	$284.9

Premiums earned	$633.9	$562.8	$378.4

Net investment income	$65.1	$53.6	$52.9

Losses and loss adjustment expenses incurred:
Current Year	$408.7	$351.5	$272.6
Prior Years	$1.0	$43.8	$62.0

Deferral of policy acquisition costs	$(7.4)	$(7.7)	$(32.4)

Paid losses and loss adjustment expenses, net of reinsurance	$312.6	$268.5	$261.0

Gross premiums written	$903.4	$788.3	$622.1