Form 10-Q
period 2005-03-31
ARGONAUT GROUP INC
filed 2005-05-10
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from __________ to ___________

                         Commission file number: 0-14950

                              Argonaut Group, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                             95-4057601
  State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

            10101 Reunion Place, Suite 500, San Antonio, Texas 78216
               (Address of principal executive offices) (Zip code)

                                 (210) 321-8400
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes [X]    No [ ]



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2005


         Title                                                      Outstanding


Common Stock, par value $0.10 per share                             27,887,457

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                       Page No.

Part I.  FINANCIAL INFORMATION:

 Item 1.  Consolidated Financial Statements (unaudited):

   Consolidated Balance Sheets
      March 31, 2005 and December 31, 2004................................    3

   Consolidated Statements of Income
      Three months ended March 31, 2005 and 2004..........................    4

   Consolidated Statements of Comprehensive Income
      Three months ended March 31, 2005 and 2004..........................    5

   Consolidated Statements of Cash Flows
      Three months ended March 31, 2005 and 2004..........................    6

   Notes to the Consolidated Financial Statements.........................    7

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   16

 Item 3.  Qualitative and Quantitative Disclosures About Market Risk.......  24

 Item 4.  Controls and Procedures.........................................   25

Part II. OTHER INFORMATION:

 Item 1. Legal Proceedings................................................   26
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......   26
 Item 3. Defaults Upon Senior Securities..................................   26
 Item 4. Submission of Matters to a Vote of Security Holders..............   26
 Item 5. Other Information................................................   26
 Item 6. Exhibits.........................................................   26

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                         ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                          (in millions, except except number of shares and per share amounts)

                                                                                            March 31,      December 31,
                                                                                              2005             2004
                                                                                          --------------   --------------
                                                                                           (Unaudited)
Assets:
   Investments:
     Fixed maturities, at fair value (cost: 2005 - $1,513.8; 2004 - $1,454.3)                 $ 1,504.8        $ 1,470.7
     Equity securities, at fair value (cost: 2005 - $117.5; 2004 - $115.3)                        180.8            180.8
     Other long-term investments, at fair value (cost: 2005 - $17.3; 2004 - $17.5)                 20.0             20.0
     Short-term investments, at fair value which approximates cost                                124.1            112.4
                                                                                          --------------   --------------
   Total investments                                                                            1,829.7          1,783.9
                                                                                          --------------   --------------

   Cash and cash equivalents                                                                       17.6             31.7
   Accrued investment income                                                                       16.9             16.9
   Premiums receivable                                                                            240.2            249.9
   Reinsurance recoverables                                                                       615.4            597.4
   Notes receivable                                                                                37.2             37.8
   Goodwill                                                                                       106.3            106.3
   Current income taxes receivable, net                                                               -              3.6
   Deferred federal income tax asset, net                                                          61.1             45.6
   Deferred acquisition costs, net                                                                 67.5             70.0
   Other assets                                                                                   135.3            130.1
                                                                                          --------------   --------------
Total assets                                                                                  $ 3,127.2        $ 3,073.2
                                                                                          ==============   ==============

Liabilities:
   Reserves for losses and loss adjustment expenses                                           $ 1,647.4        $ 1,607.5
   Unearned premiums                                                                              376.1            390.8
   Funds held                                                                                     200.3            197.4
   Ceded reinsurance payable, net                                                                  26.9             32.2
   Deferred gain, retroactive reinsurance                                                          46.3             45.1
   Junior subordinated debentures                                                                 113.4            113.4
   Current income taxes payable, net                                                                7.8                -
   Accrued expenses and other liabilities                                                          94.5             83.4
                                                                                          --------------   --------------
Total liabilities                                                                               2,512.7          2,469.8
                                                                                          --------------   --------------

Shareholders' equity:
   Preferred stock - $0.10 par,  5,000,000 shares authorized
     Series A mandatory convertible preferred stock - 2,953,310 shares
     issued and outstanding at March 31, 2005 and December 31, 2004                                 0.3              0.3
   Common stock - $0.10 par, 70,000,000 shares authorized; 27,868,721 and 27,704,341
     shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively            2.8              2.8
   Additional paid-in capital                                                                     235.0            230.3
   Retained earnings                                                                              347.7            322.4
   Deferred stock compensation                                                                     (7.9)            (6.9)
   Accumulated other comprehensive income, net                                                     36.6             54.5
                                                                                          --------------   --------------
Total shareholders' equity                                                                        614.5            603.4
                                                                                          --------------   --------------
Total liabilities and shareholders' equity                                                    $ 3,127.2        $ 3,073.2
                                                                                          ==============   ==============

See accompanying notes.


                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2005         2004
                                                        ----------   ----------

Premiums and other revenue:
  Earned premiums                                          $ 162.1      $ 153.8
  Net investment income                                       19.8         14.7
  Realized investment gains, net                               1.9          2.5
                                                        ----------   ----------
Total revenue                                                183.8        171.0
                                                        ----------   ----------
Expenses:
  Losses and loss adjustment expenses                         97.1         96.0
  Underwriting, acquisition and insurance expense             57.9         54.6
  Interest expense                                             3.8          2.1
                                                        ----------   ----------
Total expenses                                               158.8        152.7
                                                        ----------   ----------
Income before income taxes                                    25.0         18.3
Income tax benefit                                            (1.0)          -
                                                        ----------   ----------
Net income                                                  $ 26.0       $ 18.3
                                                        ==========   ==========
Net income per common share:

  Basic                                                     $ 0.91       $ 0.64
                                                        ==========   ==========
  Diluted                                                   $ 0.83       $ 0.60
                                                        ==========   ==========
Weighted average common shares:
  Basic                                                 27,773,506   27,596,611
                                                        ==========   ==========
  Diluted                                               31,143,175   30,718,591
                                                        ==========   ==========

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                            2005        2004
                                                        -----------  -----------

Net income                                                   $ 26.0      $ 18.3
                                                        -----------  -----------
Other comprehensive income (loss):
    Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                (25.6)       13.0
      Reclassification adjustment for gains
       included in net income                                  (1.9)       (2.5)
                                                         -----------  ----------
Other comprehensive income (loss) before tax                  (27.5)       10.5
Income tax provision (benefit) related to other
    comprehensive income (loss)                                (9.6)        3.7
                                                         -----------  ----------
Other comprehensive income (loss), net of tax                 (17.9)        6.8
                                                         -----------  ----------
Comprehensive income                                          $ 8.1      $ 25.1
                                                         ===========  ==========


See accompanying notes

                              ARGONAUT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             --------------------------
                                                                                2005          2004
                                                                             -----------   ------------
Cash flows from operating activities:
    Net income                                                                   $ 26.0         $ 18.3
    Adjustments to reconcile net income to
      net cash provided by operations:
        Amortization and depreciation                                               5.0            3.8
        Deferred federal income tax benefit                                        (5.8)          (3.4)
        Gains on sales of investments                                              (1.9)          (2.5)
    Change in:
      Accrued investment income                                                       -            1.8
      Premiums and reinsurance receivables                                         (8.3)          (5.8)
      Unearned premiums on ceded reinsurance                                        1.6           (8.5)
      Reserves for losses and loss adjustment expenses                             39.9           21.7
      Unearned premiums                                                           (14.7)          (3.9)
      Income taxes                                                                 11.4           (8.3)
      Deferred policy acquisition costs                                             2.5            0.8
      Accrued underwriting expenses and funds held                                (12.9)          (1.1)
      Deferred gain, retroactive reinsurance                                        1.2           (0.4)
      Other assets and liabilities, net                                             9.6            2.4
                                                                             -----------   ------------
Cash provided by operating activities                                              53.6           14.9
                                                                             -----------   ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                            31.1          105.9
    Maturities and mandatory calls of fixed maturity investments                   33.1           70.5
    Sales of equity securities                                                     16.1            2.4
    Purchases of fixed maturity investments                                      (126.0)        (287.7)
    Purchases of equity securities                                                (16.3)          (4.4)
    Change in short-term investments                                              (11.7)          28.9
    Principal payments received on real estate notes                                0.6            8.5
    Other, net                                                                      4.3           20.0
                                                                             -----------   ------------
Cash used in investing activities                                                 (68.8)         (55.9)
                                                                             -----------   ------------

Cash flows from financing activities:
    Stock options exercised and employee stock purchase plan issuance               1.7              -
    Secondary common stock offering                                                   -           (0.2)
    Payment of cash dividend to preferred shareholders                             (0.6)          (0.6)
                                                                             -----------   ------------
Cash provided by (used in) financing activities:                                    1.1           (0.8)
                                                                             -----------   ------------

Change in cash and cash equivalents                                               (14.1)         (41.8)
Cash and cash equivalents, beginning of period                                     31.7           75.6
                                                                             -----------   ------------
Cash and cash equivalents, end of period                                         $ 17.6         $ 33.8
                                                                             ===========   ============

See accompanying notes

                    ARGONAUT GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

Note 1 - Basis of Presentation

The accompanying Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries (collectively "Argonaut Group" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005.

The interim financial data as of March 31, 2005 and 2004 and for the three months ended March 31, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 - Revised "Share-Based Payment", replacing SFAS No. 123 and superseding Accounting Principles Board Opinion No.
25. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously allowed under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123-R allows companies to select between the binomial method and the Black-Scholes method for the calculation of fair value. The transition methods for adoption include the modified-prospective and modified-retroactive methods. Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock that exist upon the adoption of Statement 123-R.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123-R. Under the new rule, companies will be allowed to implement SFAS 123-R at the beginning of their next fiscal year, instead of the first reporting period that begins after June 15, 2005. The Company anticipates implementing SFAS 123-R effective January 1, 2006. The Company currently is evaluating the requirements of Statement 123-R. As of March 31, 2005, the Company has approximately $7.5 million of unamortized fair value relating to stock options, net of tax, to be amortized over 4 years.

Note 3 - Dividends to Common Shareholders

In conjunction with the sale of the Series A Mandatory Convertible Preferred Stock in March 2003, the Company suspended dividend payments to common shareholders for a period of two years. No dividends were declared or paid to common shareholders during the three months ended March 31, 2005 and 2004.

The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's Board of Directors and will depend upon many factors, including the Company's financial condition, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Note 4 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three months ended March 31, 2005 and 2004:

                                                                          Three Months Ended
                                                                              March 31,
                                                                   --------------------------------
(in millions except number of shares and per share data)                2005             2004
                                                                   ---------------  ---------------
Net income                                                                 $ 26.0           $ 18.3
Preferred stock dividends                                                    (0.6)            (0.6)
                                                                   ---------------  ---------------
Income available to common shareholders                                      25.4             17.7
Effect of dilutive securities:
    Preferred stock dividends                                                 0.6              0.6
                                                                   ---------------  ---------------
Income available to common shareholders
after assumed conversion                                                   $ 26.0           $ 18.3

Weighted average shares-basic                                          27,773,506       27,596,611
Effect of dilutive securities:
Stock options                                                             416,359          168,670
Convertible preferred stock                                             2,953,310        2,953,310
                                                                   ---------------  ---------------

Weighted average shares-diluted                                        31,143,175       30,718,591
                                                                   ===============  ===============

Net income per common share-basic                                          $ 0.91           $ 0.64
Net income  per common share-diluted                                       $ 0.83           $ 0.60

For the three months ended March 31, 2005, options to purchase 447,303 shares of common stock at prices ranging from $21.32 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2005 through 2013. For the three months ended March 31, 2004, options to purchase 1,180,800 shares of common stock at prices ranging from $17.88 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2005 through 2013.

Note 5 - Commitments and Contingencies

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

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses, and intends to vigorously contest these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. Reimbursement is being sought on claims because the amounts paid were within the MTA's deductible limits or above the MTA's policy limits and therefore due either from the MTA or excess reinsurers under the terms of the policy issued. In the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for all such amounts on a regular basis in the ordinary course of business. The Company is owed approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy and such amount is included in premiums receivable. Management has consulted with its attorneys regarding the merits of the Company's claim and based on these discussions believe the $47.6 million owed to Argonaut Insurance Company to be a valid claim. Further, management believes the MTA has the financial wherewithal to pay the Company's claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

In the fourth quarter of 2004, shortly before the first phase of trial was to begin, the trial judge for the MTA litigation considered several additional motions for summary adjudication relating to the remaining MTA affirmative defenses and Argonaut's right to prove and recover certain categories of damages. All motions were ruled upon in Argonaut's favor. As a result of those rulings, trial was postponed to allow the MTA to file an interlocutory appeal of those and other rulings. The MTA filed its appellate pleadings as to each issue on January 27, 2005. The appeals were denied summarily by the Court of Appeals on January 31, 2005. The trial date for the first phase of the case has yet to be reset.

During 2004 the Company and its insurance subsidiaries received a number of formal and informal inquiries, subpoenas and/or requests for information from state and federal agencies in connection with certain ongoing, industry-wide investigations of contingent compensation arrangements, fictitious quotes, bid rigging, tying arrangements and finite insurance products. In each instance, the Company has cooperated with the agency making the request and provided a timely response. The Company believes that its business activities and related accounting and disclosure practices comply fully with all applicable regulatory and legal requirements. The Company has received no indication that any agency intends to initiate regulatory or legal action adverse to the Company based on the Company's responses.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Note 6 - Income Taxes

The Company's income tax provision includes the following components:


                                                            Three Months Ended
                                                              March 31,
                                                      -------------------------
(in millions)                                             2005           2004
                                                      -----------  ------------

Current tax provision                                      $ 4.8          $ 3.4
Deferred tax provision (benefit) related to:
Future tax deductions                                       (0.7)           0.2
Net operating loss carryforward                               -             2.7
Deferred alternative minimum tax provision                   3.8          (0.3)
Valuation allowance change                                  (8.9)         (6.0)
                                                      -----------  -----------
Income tax benefit                                        $ (1.0)         $ -
                                                      ===========  ===========

A reconciliation of the Company's income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

                                                            Three Months Ended
                                                              March 31,
                                                      -------------------------
(in millions)                                             2005           2004
                                                      -----------  ------------

Income tax provision at statutory rates                    $ 8.7         $ 6.4
Tax effect of:
Dividends received deduction                                (0.2)         (0.2)
Valuation allowance change                                  (8.9)         (6.0)
Other permanent adjustments, net                             0.1          (0.1)
State income tax provision                                  (0.7)         (0.1)
                                                      -----------  -----------
Income tax benefit at statutory rates                     $ (1.0)         $ -
                                                      ===========  ===========

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company's deferred tax asset is supported by tax planning strategies, the reversal of taxable temporary differences and the recognition of future income. For the three months ended March 31, 2005, the Company reduced the deferred tax asset valuation allowance by $8.9 million. At March 31, 2005, the Company has a deferred tax asset of $61.1 million, net of a deferred tax asset valuation allowance of $16.1 million. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly.

Note 7 - Share-based Payments

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In May 2004, the shareholders approved an amendment to the Company's Amended and Restated Stock Incentive Plan (the "Amended Plan"). The Amended Plan provides for the following: (a) prohibits any reduction in the exercise price of an option without shareholder approval; (b) increases the number of shares available under the plan by 1,750,000; (c) limits grants to individual employees to 300,000 shares within any calendar year (except in the year of their initial employment); (d) prohibits the granting of options with an exercise price below fair market value on the date of grant; (e) reduces the maximum duration of future grants to seven years; and (f) extends the expiration date of the Plan to April 2, 2014. Under the Amended Plan, an aggregate of 6,250,000 shares of the Company's common stock may be issued to certain executives and other key employees, of which approximately 2,300,000 are available for distribution. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights.

Under the Amended Plan, up to 1,250,000 shares may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of three to four years, subject to continued employment. The stock is not issued until the vesting requirements are met and participants in the plan are not entitled to any voting or dividend rights until after the stock has been issued. As of March 31, 2005, 289,379 shares are outstanding under the plan, net of forfeitures of 36,597 shares. Of the shares outstanding, 64,326 shares will vest subject to the achievement of an objective performance goal. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense ratably over the vesting period. For the three months ended March 31, 2005 and 2004, the Company recognized compensation expense of $0.7 million and $0.3 million, respectively.

In August 2003, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four-year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company's common stock as of the measurement date over the vesting period of these options. For the three months ended March 31, 2005 and 2004, the Company recognized compensation expense related to these stock options of $0.1 million and $0.2 million, respectively.

In August 2004, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four-year term. As of January 14, 2005, the majority of the performance measures were met and these options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company's common stock as of the measurement date over the vesting period of these options. For the three months ended March 31, 2005, the Company recognized compensation expense related to these stock options of $0.2 million.

In August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature to all options granted prior to February 2, 2004 which had exercise prices greater than or equal to $16.21 per share. This modification to the existing options grants resulted in compensation expense of approximately $0.4 million for the three months ended March 31, 2005.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                              Three Months Ended
                                                                   March 31,
                                                          ----------------------------
(in millions, except per share amounts)                         2005           2004
                                                          -------------   ------------
Net income, as reported                                         $ 26.0         $ 18.3
Add: Total deferred stock compensation expense
     included in reported net income, net of taxes                 0.9            0.3
Deduct: Total stock-based employee compensation
     determined under fair value based methods for
     all awards, net of tax                                       (1.1)          (0.5)
                                                          -------------   ------------
Pro forma net income                                            $ 25.8         $ 18.1
                                                          =============   ============

Earnings per share
     Basic - as reported                                        $ 0.91         $ 0.64
     Basic - pro forma                                          $ 0.90         $ 0.63

     Diluted - as reported                                      $ 0.83         $ 0.60
     Diluted - pro forma                                        $ 0.83         $ 0.59

Note 8 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $57.1 million and $30.0 million as of March 31, 2005 and 2004, respectively:

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        -----------------------
(in millions)                                                                              2005        2004
                                                                                        ----------- -----------
Net reserves - beginning of year                                                         $ 1,060.8     $ 965.5
Change in net reserves ceded under retroactive reinsurance contracts                          (1.3)        0.4
Add:
   Loss and LAE incurred during calendar year, net of reinsurance:
    Current accident year                                                                    102.5        98.3
    Prior accident years                                                                      (5.4)       (2.3)
                                                                                        ----------- -----------
   Loss and LAE incurred during current calendar year, net of reinsurance                     97.1        96.0
Deduct:
   Loss and LAE payments made during current calendar year, net of reinsurance:
    Current accident year                                                                      5.4         5.0
    Prior accident years                                                                      62.0        74.6
                                                                                        ----------- -----------
   Loss and LAE payments made during current calendar year, net of reinsurance:               67.4        79.6
                                                                                        ----------- -----------
Net reserves, end of period                                                                1,089.2       982.3
Add:
   Reinsurance recoverable on unpaid losses & LAE, end of period                             558.2       520.2
                                                                                        ----------- -----------
Gross reserves - end of period                                                           $ 1,647.4   $ 1,502.5
                                                                                        =========== ===========

Favorable loss development on prior accident years recognized during 2005 was primarily the result of a $4.0 million reduction for involuntary pool prior accident year ultimate losses for the risk management segment.

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

Note 9 - Business Segments

The Company primarily is engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, risk management, select markets (formerly know as specialty commercial) and public entity. Additionally, the Company no longer underwrites certain coverages and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment's insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

Revenues and income before taxes for each segment were as follows:

                                              Three Months Ended
                                                   March 31,
                                          ----------------------------
(in millions)                                 2005           2004
                                          -------------  -------------
Revenues:
Earned premiums
       Excess & surplus lines                   $ 78.2         $ 74.1
       Risk management                            21.1           34.3
       Select markets                             46.2           31.8
       Public entity                              16.6           13.6
       Run-off lines                                 -              -
                                          -------------  -------------
Total earned premiums                            162.1          153.8
Net investment income
       Excess & surplus lines                      6.5            4.7
       Risk management                             8.1            7.0
       Select markets                              3.4            2.6
       Public entity                               1.1            0.3
       Run-off lines                                 -              -
       Corporate & other                           0.7            0.1
                                          -------------  -------------
Total net investment income                       19.8           14.7
Realized investment gains, net                     1.9            2.5
                                          -------------  -------------
Total revenue                                  $ 183.8        $ 171.0
                                          =============  =============
Income (loss) before income tax
       Excess & surplus lines                     13.3           11.9
       Risk management                             7.6            2.7
       Select markets                              5.1            4.3
       Public entity                               1.9            0.9
       Run-off lines                                 -              -
                                          -------------  -------------
Total segment income before taxes                 27.9           19.8
Corporate & other                                 (4.8)          (4.0)
Net realized investment gains                      1.9            2.5
                                          -------------  -------------
Total income before income tax                  $ 25.0         $ 18.3
                                          =============  =============


Identifiable assets for each segment were as follows:

                                    March 31,        December 31,
(in millions)                         2005              2004
                                 ---------------   ----------------

Excess & surplus lines                $ 1,016.1            $ 972.4
Risk management                         1,435.9            1,475.7
Select markets                            492.6              428.8
Public entity                             146.0              148.5
Run-off lines                                 -                  -
Corporate & other                          36.6               47.8
                                 ---------------   ----------------
Total                                 $ 3,127.2          $ 3,073.2
                                 ===============   ================

Note 10 -Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2005 and 2004 were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
(in millions)                                                2005       2004
                                                           ---------  ---------

Commissions                                                  $ 23.6     $ 25.9
General Expenses                                               26.9       22.5
State assessments                                               2.1        3.7
Taxes, licenses and bureau fees                                 2.8        2.4
                                                           ---------  ---------
                                                               55.4       54.5
Deferral of policy acquisition costs                            2.5        0.1
                                                           ---------  ---------

Total underwriting, acquisition and insurance expense        $ 57.9     $ 54.6
                                                           =========  =========


Note 11 - Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the three months ended March 31, 2005, these payments totaled $0.1 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's board of directors. As of March 31, 2005, Fayez Sarofim & Co. managed a portion of the Company's investments with a fair value of $162.4 million. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford, a member of the Aon family of companies, is the largest wholesale insurance broker in the country, placing nearly $3 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company's Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003 and was reappointed as President and Chief Executive Officer on March 31, 2005. For the three months ended March 31, 2005, the Company, through its Colony Group, placed insurance through Swett & Crawford totaling $3.8 million in gross written premiums. Swett & Crawford earned $0.6 million in commissions on this business.

Allan W. Fulkerson. In August, 2002, the Company committed to a $5.0 million investment, as a limited partner, in Century Capital Partners III, L.P. ("CCPIII"), an investment partnership which specializes in investing in the insurance industry. In April 2003, CCPIII purchased 500,000 shares of the Company's Series A Mandatory Convertible Preferred Stock. In addition, the Company has been informed that in 2004 CCM, LLC (a related party of CCP III) distributed or sold 100,000 shares of the Company's common stock that it had previously acquired in a separate partnership with similar objectives of investing in the insurance industry.

The Company and Asset Allocation Management Company, LLC ("AAM") are parties to an agreement dated March 1, 2004, pursuant to which AAM manages a portion of the Company's fixed income securities in accordance with the Company's investment policy. Century Capital Management, LLC ("CCML"), a successor to Century Capital Management, Inc., manages two partnerships (Century Capital Partners II, L.P. and CCPIII) that collectively have a majority ownership interest in AAM. As of March 31, 2005, AAM managed $724.5 million of fixed income securities. The Company paid AAM $0.2 million for these services for the three months ended March 31, 2005.

Allan W. Fulkerson, who is a member of the Company's Board of Directors, serves as a consultant to CCML. Prior to December 31, 2004, Mr. Fulkerson also served as a director of the general partner of CCPIII. Mr. Fulkerson retains a 7% ownership interest in the general partner of CCPIII. As such, he has an indirect ownership interest in AAM of less than one-half of one percent.

Note 12 - Supplemental Cash Flows Information

Income taxes. The Company paid income taxes of $1.0 million and received a tax refund in the amount of $9.1 million during the three months ended March 31, 2005. Income taxes of $11.6 million were paid during the three months ended March 31, 2004.

Interest paid. The Company paid interest on the junior subordinated debentures of $1.8 million and $0.2 million during the three months ended March 31, 2005, and 2004, respectively.

Note 13 - Subsequent Events

On April 1, 2005, the Company announced it had entered into an agreement with Fireman's Fund Insurance Company to acquire the renewal rights and certain operating assets of the Binding Authority business segment, currently underwritten by Interstate Insurance Group, a subsidiary of Fireman's Fund Insurance Company. The Company will begin offering policies that meet the Company's underwriting standards to the Binding Authority customers in the second quarter of 2005 through its excess and surplus lines segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three months ended March 31, 2005 and 2004. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005.

Forward Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations, Qualitative and Quantitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company's public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                             Three Months Ended
                                                 March 31,
                                           ------------------------
(in millions)                                 2005         2004
                                           -----------   ----------

Gross written premiums                        $ 206.7      $ 200.1
                                           ===========   ==========

Earned premiums                               $ 162.1      $ 153.8
Net investment income                            19.8         14.7
Realized investment gains, net                    1.9          2.5
                                           -----------   ----------
Total revenue                                 $ 183.8      $ 171.0
                                           ===========   ==========

Income (loss) before taxes                       25.0         18.3
Provision (benefit) for income taxes             (1.0)           -
                                           -----------   ----------
Net income                                     $ 26.0       $ 18.3
                                           ===========   ==========

Combined ratio                                  95.6%        97.9%
                                           ===========   ==========

The increase in consolidated gross written premiums for the three months ended March 31, 2005 as compared to 2004 was primarily attributable to an increase in premiums from renewal business. Premiums from renewal business were $127.9 million for the three months ended March 31, 2005, compared to $102.1 million for the same period of 2004. The increase in premiums from renewal business was primarily the result of an increase in the amount of business inforce subject to renewal. Consolidated gross written premiums from new business declined to $70.5 million for the three months ended March 31, 2005 as compared to $91.9 million for the same period in 2004. The decline in premiums from new business was the result of a renewal rights acquisition completed in the fourth quarter of 2003 which resulted in new business in the first quarter of 2004, coupled with increased competition across all segments of the Company. Renewal rights acquisitions completed in the fourth quarter of 2003 accounted for $8.0 million in new business in the first quarter of 2004. Consolidated gross written premiums for the three months ended March 31, 2005 and 2004 included $10.8 million and $12.0 million, respectively, for premiums written and assumed under various reinsurance agreements, partially offset by cancellations and endorsements of $2.5 million and $5.9 million, respectively.

Consolidated net investment income increased approximately 35% to $19.8 million for the three months ended March 31, 2005 compared to the same period in 2004 due to higher invested balances resulting from the investment of proceeds from various capital raising initiatives during 2004 combined with positive cash flows from operations. Consolidated invested assets totaled $1,829.7 million and $1,648.7 million at March 31, 2005 and 2004, respectively.

The Company manages its investment portfolio to minimize losses, both realized and unrealized. Realized investment gains for the three months ended March 31, 2005 were $1.9 million, compared to $2.5 million for the same period in 2004. The Company regularly evaluates its investment portfolio for indications of other than temporary impairments to its holdings. If individual securities are determined to have an other than temporary impairment, the security is written down to the fair market value. During the three months ended March 31, 2005 and 2004, the Company did not incur any other than temporary impairment losses in its investment portfolio.

The Company's net unrealized gains on investment securities declined by $17.9 million, net of tax, during the three months ended March 31, 2005 to $36.6 million. The decrease was primarily attributable to rising interest rates, which negatively impacted the fair market value of the Company's fixed income portfolio. The Company has the ability and intent to hold the portion of the fixed income portfolio that is in an unrealized loss position to their maturity.

Consolidated losses and loss adjustment expenses were $97.1 million and $96.0 million for the three months ended March 31, 2005 and 2004, respectively. The consolidated loss ratio for the three months ended March 31, 2005 was 59.9%, compared to 62.4% for the same period in 2004. The improvement in the loss ratio for the three months ended March 31, 2005 was primarily attributable to improvement in the risk management segment (see discussion below). Consolidated loss reserves were $1,647.4 million and $1,502.5 million as of March 31, 2005 and 2004, respectively.

Consolidated underwriting, acquisition and insurance expenses increased to $57.9 million for the three months ended March 31, 2005 as compared to $54.6 million for the same period in 2004. The increase was primarily the result of increased premium volumes. The consolidated expense ratios were comparable at 35.7% and 35.5% for the three months ended March 31, 2005 and 2004, respectively.

Consolidated interest expense was $3.8 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively. Interest expense includes $1.8 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively, for funds withheld by the Company under a retroactive reinsurance contract. Interest expense resulting from the junior subordinated debentures was $1.8 million for the three months ended March 31, 2005, compared to $0.4 million for the three months ended March 31, 2004. The increase in this interest expense is the result of the issuance of an additional $85.9 million in trust preferred debentures during 2004.

The consolidated income tax benefit for the three months ended March 31, 2005 was $1.0 million, and includes a reduction of the deferred tax valuation allowance of $8.9 million. During 2005, the Company reduced its liability for accrued taxes by $1.0 million due to the settlement of a state tax issue. The consolidated provision for income taxes for the three months ended March 31, 2004 was $0, including a reduction in the deferred tax asset valuation allowance of $6.0 million. The reduction of the deferred tax valuation allowance in 2005 and 2004 was based on management's consideration of limited amounts of future income in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," combined with earnings reported in these periods. Management anticipates the valuation allowance will ultimately be recovered in the future. The Company evaluates the adequacy of the valuation allowance on a regular basis.

Segment results

As of March 31, 2005, the Company's operations include four on-going business segments: excess and surplus lines, risk management, select markets and public entity. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

On April 21, 2005, the Company announced that it had changed the name of its specialty commercial segment to select markets. The Company believes that the new name more accurately reflects the risk selection and operations of this growing segment.

Excess and surplus lines. The following table summarizes the results of operations for the excess and surplus lines segment for the three months ended March 31, 2005 and 2004:

                                                Three Months Ended
                                                    March 31,
                                           -----------------------------
(in millions)                                  2005           2004
                                           -------------  --------------

Gross written premiums                          $ 100.8          $ 99.8
                                           =============  ==============

Earned premiums                                    78.2            74.1
Losses and loss adjustment expenses                47.0            44.6
Underwriting expense                               24.4            22.3
                                           -------------  --------------
Underwriting income                                 6.8             7.2

Investment  income, net                             6.5             4.7
                                           -------------  --------------
Income before taxes                              $ 13.3          $ 11.9
                                           =============  ==============

Combined ratio                                    91.4%           90.3%
                                           =============  ==============

Gross written premiums from renewal business totaled $55.5 million for the three months ended March 31, 2005 as compared to $45.9 million for the same period in 2004. A larger base of expiring premiums was the primary driver for the increase in renewal premiums in 2005. Gross written premiums from new business declined to $47.8 million for the three months ended March 31, 2005, compared to $59.8 million for the same period in 2004. The decline in gross written premiums from new business was primarily attributable to increased competition in the excess and surplus market, as well as from the standard market. Gross written premiums were offset by cancellations and endorsements of approximately $2.5 million and $5.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase in earned premium was primarily attributable to premium growth in 2004.

The excess and surplus lines segment's loss ratios for the three month periods ended March 31, 2005 and 2004 were 60.2%. The Company has not experienced any adverse loss development associated with the hurricane activity during the third quarter of 2004. Loss reserves for the excess and surplus lines were $503.4 million and $369.3 million as of March 31, 2005 and 2004, respectively.

The expense ratio for the three months ended March 31, 2005 was 31.2%, compared to 30.1% for the same period in 2004. The increase was primarily attributable to start up costs associated with the formation of another division within excess and surplus lines, Argonaut Specialty. Argonaut Specialty plans on underwriting excess and surplus risks that are somewhat larger than the Company has written in the past. Argonaut Specialty will lever the existing infrastructure within the Company's excess and surplus lines segment and plans to write property, primary casualty and excess casualty risks. During the first quarter of 2005, expenses incurred associated with Argonaut Specialty increased the expense ratio as the Company had not yet underwritten any policies. Management anticipates this division will generate earned premiums beginning in the second quarter of 2005, but is unable to estimate the level of earned premiums at this time.

The increase in net investment income was the result of higher invested assets due to positive cash flows, combined with capital contributions over the past year. Net invested assets were $677.9 million as of March 31, 2005, compared to $520.9 million at March 31, 2004.

On April 1, 2005, the Company announced it had entered into an agreement with Fireman's Fund Insurance Company to acquire the renewal rights and certain operating assets of the Binding Authority business segment, currently underwritten by Interstate Insurance Group, a subsidiary of Fireman's Fund Insurance Company. The Company will begin offering policies that meet the Company's underwriting standards to the Binding Authority customers in the second quarter of 2005 through its excess and surplus lines segment.

Risk management. The following table summarizes the results of operations for the risk management segment for the three months ended March 31, 2005 and 2004:

                                                Three Months Ended
                                                    March 31,
                                            ----------------------------
(in millions)                                   2005           2004
                                            -------------  -------------

Gross written premiums                            $ 34.8         $ 43.1
                                            =============  =============

Earned premiums                                     21.1           34.3
Losses and loss adjustment expenses                 10.9           22.5
Underwriting expense                                10.7           14.5
                                            -------------  -------------
Underwriting loss                                   (0.5)          (2.7)

Investment  income, net                              8.1            7.0
                                            -------------  -------------
Income before taxes                                $ 7.6          $ 4.3
                                            =============  =============

Combined ratio                                    102.5%         107.8%
                                            =============  =============

The risk management segment was restructured in the first quarter of 2003, focusing on casualty risk management solutions written on a loss sensitive basis. Gross written premiums from renewal loss sensitive polices were $19.6 million for the three months ended March 31, 2005, compared to $17.9 million for the same period in 2004. Gross written premiums for new loss sensitive policies were $4.5 million for the three months ended March 31, 2005, compared to $13.2 million for the same period in 2004.

The Company's loss sensitive business consists of a mix of large deductible and retrospectively rated policies. During the first quarter of 2005, gross written premiums were below management's expectations due to competition in the marketplace for these type policies. Also contributing to lower gross written premiums was a mix shift to large deductible policies which produce lower gross written premiums when a policy is issued than do retrospectively rated policies. Insureds selecting large deductible polices pay a lower premium in exchange for retaining the risk of loss for their large deductible loss exposure.

Included in gross written premiums for the three months ended March 31, 2005 were $8.8 million primarily related to premiums written for insurance programs marketed by certain state funds in jurisdictions where the state funds are not licensed. Gross written premiums under these agreements were $4.8 million for the same period in 2004. Premiums assumed under quota share agreements with insurance subsidiaries of HCC Insurance Holdings, Inc. ("HCC") for directors and officers coverage were $1.9 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. Premiums assumed from involuntary pools were $0.1 million for the three months ended March 31, 2005 compared to $3.6 million for the same period in 2004, with the decrease primarily caused by the pools reallocating prior year results to reflect the Company's actual market shares in the respective state pools. Included in gross written premiums for the three months ended March 31, 2004 were $1.8 million for non-strategic products that the Company began exiting in 2003. The Company had no written premiums related to these products in the three months ended March 31, 2005.

Earned premiums for the Company's risk management loss sensitive business were $19.2 million and $24.5 million for the three months ended March 31, 2005 and 2004, respectively. Consistent with the discussion for gross written premiums, a mix shift toward large deductible policies as well as competition for loss sensitive business has resulted in lower earned premiums. Earned premiums for the HCC directors' and officers' coverage were $1.7 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively. The Company reduced its quota share assumed percentage for this business effective January 1, 2004, and the earning of premium assumed during 2003 in the first quarter of 2004 is resulting in the higher earned premiums for the first quarter of 2004. Earned premiums for involuntary pools decreased to $0.2 million in the first quarter of 2005 as compared to $3.6 million for the same quarter in 2004 due to the reallocation of prior year results discussed above. Finally, non-strategic products which the Company has exited produced returned premiums of $0.1 million in the first quarter of 2005 compared to $3.2 million of earned premiums for the same period in 2004.

Losses and loss adjustment expenses resulted in a loss ratio of 51.8% for the three months ended March 31, 2005, compared to 65.3% for the same period in 2004. The loss ratio for the Company's risk management loss sensitive business was approximately 52.4% percent for the three months ended March 31, 2005 compared to 60.7% for the same three months in 2004. The improved loss ratio is being driven by the mix shift toward large deductible accounts which produce a lower loss ratio than retrospectively rated accounts. The primary causes for the remainder of the variation in loss ratios for the first quarter of 2005 compared to 2004 is due to the effects of the involuntary pools, including $4.0 million of favorable development on prior accident years, and the effect of the exit from non-strategic products on the weighted average loss ratio for the respective quarters. Loss reserves were $637.0 million and $645.0 million as of March 31, 2005 and 2004, respectively.

The expense ratio for the three months ended March 31, 2005 was 50.7%, compared to 42.5% for the same period in 2004. The increase in the expense ratio was primarily a result of lower premium earned due to competition for loss sensitive policies as well as the mix shift toward large deductible policies which incur approximately the same amount of underwriting costs as do retrospectively rated policies. Because large deductible policies produce lower premium volume as a result of the insured retaining the large deductible risk, the expense ratio has been driven higher as the mix of business has shifted more to large deductible policies from retrospectively rated policies.

Net investment income increased to $8.1 million for the three months ended March 31, 2005, as compared to $7.0 million for the same period of 2004. Included in net investment income for the three months ended March 31, 2005 was $0.8 million in interest income received from a Federal income tax refund. During 2004, the Company restructured its fixed income investment portfolio, investing in higher yielding securities which contributed to the increase in net investment income for the three months ended March 31, 2005.

Select markets. The following table summarizes the select markets results of operations the three months ended March 31, 2005 and 2004:

                                                Three Months Ended
                                                   March 31,
                                            ----------------------------
(in millions)                                   2005           2004
                                            -------------  -------------

Gross written premiums                            $ 52.9         $ 41.1
                                            =============  =============

Earned premiums                                     46.2           31.8
Losses and loss adjustment expenses                 29.4           20.9
Underwriting expense                                15.1           10.8
                                            -------------  -------------
Underwriting income                                  1.7            0.1

Investment  income, net                              3.4            2.6
                                            -------------  -------------
Income before taxes                                $ 5.1          $ 2.7
                                            =============  =============

Combined ratio                                     96.5%          99.6%
                                            =============  =============

The increase in gross written premiums was primarily attributable to a renewal rights acquisition executed in the fourth quarter of 2003 that was not effective until February 1, 2004. The renewal rights acquisition contributed gross written premiums of $13.5 and $5.7 million for the three months ended March 31, 2005 and 2004, respectively. Gross written premiums from new business excluding the renewal rights acquisition were $8.3 million for the three months ended March 31, 2005, compared to $7.5 million for the same period ended 2004. Gross written premiums from renewal business increased from $27.7 million for the three months ended March 31, 2004 to $30.9 million for the same period in 2005. The increases in renewal premiums were primarily due to the renewal rights acquisition discussed previously. The increase in earned premiums in 2005 as compared to 2004 was primarily a result of the increase in gross written premiums in 2004.

The select markets' segment loss ratios were 63.7% and 65.9% for the three months ended March 31, 2005 and 2004, respectively. The improvement in the loss ratio was primarily the result of refinement of the underwriting profile and improved terms and conditions over the past year. The select markets' segment loss reserves were $227.8 million and $192.6 million as of March 31, 2005 and 2004, respectively.

The expense ratios for the select markets segment were 32.8% and 33.8% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the expense ratio was primarily attributable to overall growth in premiums discussed above.

The increase in investment income for the three months ended March 31, 2005, as compared to the same period in 2004, was primarily the result of an increase in invested assets due to positive cash flows plus increasing investment yields. Invested assets were $312.5 million as of March 31, 2005, compared to $263.7 million as of March 31, 2004.

Public entity. The following table summarizes the public entity segment results of operations for the three months ended March 31, 2005 and 2004:

                                                 Three Months Ended
                                                     March 31,
                                            ----------------------------
(in millions)                                   2005           2004
                                            -------------  -------------

Gross written premiums                            $ 18.2         $ 16.1
                                            =============  =============

Earned premiums                                     16.6           13.6
Losses and loss adjustment expenses                 10.3            8.5
Underwriting expense                                 5.5            4.5
                                            -------------  -------------
Underwriting income                                  0.8            0.6

Investment  income, net                              1.1            0.3
                                            -------------  -------------
Income before taxes                                $ 1.9          $ 0.9
                                            =============  =============

Combined ratio                                     94.9%          96.0%
                                            =============  =============

The increase in gross written premiums for the three months ended March 31, 2005 as compared to 2004 was primarily the result of renewal business written in 2005. For the three months ended March 31, 2005, the public entity segment wrote $15.0 million of renewal business compared to $10.5 million for the same period in 2004. Additionally, during the three months ended March 31, 2005, the segment wrote new business of approximately $3.2 million. For the three months ended March 31, 2004, the segment wrote approximately $5.6 million of premium from new business of which $2.3 million is attributable to a renewal rights agreement entered into in the fourth quarter of 2003. The increase in earned premiums for the three months ended March 31, 2005, as compared to the same period in 2004 was primarily attributable to premium growth during 2004.

Losses and loss adjustment expenses for the three months ended March 31, 2005 resulted in a slight improvement in the loss ratio of 62.0% compared to 62.8% for the same period in 2004. Loss reserves for the public entity segment were $66.7 million and $34.9 million as of March 31, 2005 and 2004, respectively.

The expense ratio for the three months ended March 31, 2005 was 32.9%, compared to 33.2% for the same period in 2004. The slight decrease in the expense ratio was due primarily to economies of scale from increased premium volume.

The increase in investment income for the three months ended March 31, 2005, as compared to the same period in 2004, was primarily the result of an increase in invested assets due to positive cash flows as well as higher investment yields. Invested assets were $106.4 million as of March 31, 2005, compared to $53.2 million as of March 31, 2004.

Run-off lines. The Company has discontinued underwriting of certain lines of business. The Company still is obligated to pay losses incurred on these lines which include general liability, asbestos and environmental liabilities and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. Loss reserves for the run-off lines were as follows:

                                                             March 31,
                                               -----------------------------------------
                                                       2005                  2004
                                               -------------------   -------------------
(in millions)                                     Gross      Net        Gross      Net
                                               --------- ---------   --------- ---------
Environmental and asbestos:
Loss reserves, beginning of the period           $176.4    $161.9      $219.5    $180.0
Incurred losses                                       -         -           -         -
Losses paid                                         3.3       3.1         5.8       3.0
                                               --------- ---------   --------- ---------
Loss reserves - environmental and
  asbestos, end of the period                     173.1     158.8       213.7     177.0
Other run-off lines                                39.3      31.2        47.0      37.2
Net reserves ceded - retroactive
reinsurance contract                                  -     (41.4)          -     (42.4)
                                               --------- ---------   --------- ---------
Total reserves - run-off lines                   $212.4    $148.6      $260.7    $171.8
                                               ========= =========   ========= =========

The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Management believes the reserves for losses and loss adjustment expenses are adequate based on current facts and circumstances.

Reinsurance

Certain of the Company's reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers totaled $52.4 million as of March 31, 2005, and were comprised of paid loss recoverables and case reserves of $28.3 million and incurred but not reported claims of $24.1 million. Through the date of this filing, none of these reinsurers have defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., an insurance holding company, which filed an action to restructure its operations under the U.S. Bankruptcy Code in August 2003. The balances are due from the insurance subsidiaries of Trenwick Group Ltd, however, and not the holding company itself. The Company will continue to monitor these reinsurers; however, to date, the Company has not received any indication that the reinsurers will fail to honor their obligations under the reinsurance agreements. It is possible that future financial deterioration of these and other reinsurers could result in the uncollectibility of certain balances and therefore materially impact the financial results of the Company.

Pensions

Effective November 2003, the Company curtailed its pension plans. For the three months ended March 31, 2005, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plan will be required during the current year. Management currently is evaluating formal termination of the pension plans. Termination of the plans may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

The discussion of related party transactions is included in "Note 11 - Related Party Transactions" in the Notes to the Financial Statements, included in Item 1 "Consolidated Financial Statements."

Liquidity and Capital Resources

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the three months ended March 31, 2005, consolidated net cash provided by operating activities was $53.6 million, compared to $14.9 million for the same period in 2004. The increase in cash flows from operating activities for the three months ended March 31, 2005 as compared to 2004 was primarily attributable to improved underwriting results. Additionally, during the three months ended March 31, 2005, the Company received a tax refund of $8.1 million. For the same period in 2004, the Company paid taxes in the amount of $11.5 million.

The Company has access to various liquidity sources including holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes that the Company has sufficient liquidity to meet its needs.

Refer to Part I, Item 7 - "Management's Discussion and Analysis of Operating Results and Financial Condition - Liquidity" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005 for further discussion on the Company's liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in "Note 2 - Recently Issued Accounting Pronouncements" in the Notes to the Condensed Financial Statements, included in
Item 1 "Consolidated Financial Statements."

Critical Accounting Policies

Refer to "Critical Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The primary market risk exposures that result in an impact to the investment portfolio relate to equity price changes and interest rate changes.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. For the three months ended March 31, 2005, the Company received payments of $0.5 million on this contract. Gains/losses on the foreign currency translation were insignificant. Management is unable at this time to estimate future foreign currency gains or losses, if any. Changes in the value of foreign investments related to fluctuations in foreign currency exchange rates are included in unrealized gains or losses. The amount of unrealized gains as of March 31, 2005 was $1.6 million, compared to $0.8 million as of March 31, 2004.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poors 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders' equity as of March 31, 2005.

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

The Company regularly evaluates its investment portfolio for indication of other than temporary impairments to the individual securities. During the three months ended March 31, 2005 and 2004, the Company did not incur any other than temporary impairment losses in its investment portfolio. For the three months ended March 31, 2005, the Company incurred a decrease in its unrealized gains of $17.9 million, net of tax, due to increasing market interest rates and equity liquidations. Interest rates increased dramatically in the short and mid-term sections of the yield curve. Six-month yields increased 54 basis points, the two-year increased 71 basis points and the five-year increased 56 basis points. The Argonaut Group fixed income portfolio duration was approximately 3.8 years as of the beginning of 2005 and was primarily sensitive to changes in the five-year rate. The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company's external investment advisors; market liquidity; and the Company's intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company's investments in equity and fixed income securities as of March 31, 2005 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2004.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Part I, Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005 for discussion of the Company's pending legal proceedings.

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



Argonaut Group, Inc.
-------------------------
(Registrant)





/s/ Mark E. Watson III
-------------------------
Mark E. Watson III
Chief Executive Officer and President
   (principal executive officer)




/s/ Mark W. Haushill
-------------------------
Mark W. Haushill
Chief Financial Officer, Senior Vice President and Treasurer
   (principal financial and accounting officer)



/s/ Byron L. LeFlore, Jr.
-------------------------
Byron L. LeFlore, Jr.
General Counsel, Senior Vice President and Secretary




May 10, 2005

                                  EXHIBIT INDEX

  Exhibit
     No.            Description

    12.1 Statement of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

    31.1        Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Chief
                Executive Officer

    31.2        Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Chief
                Financial Officer

    32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                                                                   EXHIBIT 12.1



                              ARGONAUT GROUP, INC.
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                                              Three months ended
                                                  March 31,                  Years Ended December 31,
                                            ---------------------  ---------------------------------------------------------
                                              2005       2004        2004        2003        2002       2001         2000
                                            ---------  ----------  ---------   ---------   ---------  ----------   ---------
                                                                   (in millions, except ratios)
Earnings:
Income (loss) from continuing
operations before provision for
income taxes                                  $ 25.0      $ 18.3     $ 60.7     $ 135.3      $(21.1)      $ 3.3     $(129.2)

Add:
Fixed charges                                    4.9         3.2       15.6        12.3         2.6         2.9         2.3
                                            ---------  ----------  ---------   ---------   ---------  ----------   ---------
Total earnings (loss)                         $ 29.9      $ 21.5     $ 76.3     $ 147.6      $(18.5)      $ 6.2     $(126.9)
                                            =========  ==========  =========   =========   =========  ==========   =========

Fixed charges
Interest expense, net                          $ 3.8       $ 2.1     $ 11.0       $ 8.4       $ 0.4       $ 0.2         $ -
Preferred stock dividends                        0.6         0.6        2.5         1.8           -           -           -
Rental interest factor                           0.5         0.5        2.1         2.1         2.2         2.7         2.3
                                            ---------  ----------  ---------   ---------   ---------  ----------   ---------
Total fixed charges                            $ 4.9       $ 3.2     $ 15.6      $ 12.3       $ 2.6       $ 2.9       $ 2.3
                                            =========  ==========  =========   =========   =========  ==========   =========

Ratio of earnings to fixed charges            6.1:1      6.7:1       4.9:1      12.0:1        (A)       2.1:1         (B)
                                            =========  ==========  =========   =========   =========  ==========   =========

(A)  Earnings were inadequate to cover fixed charges by $21.1 million
(B)  Earnings were inadequate to cover fixed charges by $129.2 million

                                                                   Exhibit 31.1

                          Rule 13a-14(a)/15(d) - 14(a)
                  Certification of the Chief Executive Officer

I, Mark E. Watson III, President and Chief Executive Officer of Argonaut Group, Inc., certify the following:

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 10, 2005

                                          /s/ Mark E. Watson III
                                          ----------------------------
                                          Mark E. Watson III
                                          President and Chief Executive Officer

                                                                  Exhibit 31.2

                          Rule 13a-14(a)/15(d) - 14(a)
                  Certification of the Chief Financial Officer

I, Mark W. Haushill, Senior Vice President, Chief Financial Officer and Treasurer of Argonaut Group, Inc., certify the following:

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 10, 2005
                                          /s/ Mark W. Haushill
                                          ----------------------------
                                          Mark W. Haushill
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer

                                                                   Exhibit 32.1

                        Certification of CEO Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q of Argonaut Group, Inc. (the "Company") for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mark E Watson III, as President and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to the ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 10th day of May, 2005.


                                          /s/ Mark E. Watson III
                                          ----------------------------
                                          Mark E. Watson III
                                          President and Chief Executive Officer

                                                                   Exhibit 32.2

                        Certification of CFO Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-Q of Argonaut Group, Inc. (the "Company") for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mark W. Haushill, as Senior Vice President, Chief Financial Officer and Treasurer of the Company, hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to the ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


CERTIFIED this 10th day of May, 2005.

                                          /s/ Mark W. Haushill
                                          ----------------------------
                                          Mark W. Haushill
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer