Form 10-Q
period 2005-06-30
ARGONAUT GROUP INC
filed 2005-08-09
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 2005

Title	Outstanding

Common Stock, par value $0.10 per share	28,549,604

ARGONAUT GROUP, INC.

TABLE OF CONTENTS

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets
June 30, 2005 and December 31, 2004	3

Consolidated Statements of Income
Three and six months ended June 30, 2005 and 2004	4

Consolidated Statements of Comprehensive Income (Loss)
Three and six months ended June 30, 2005 and 2004	5

Consolidated Statements of Cash Flows
Three and six months ended June 30, 2005 and 2004	6

Notes to the Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	26

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	28
Item 6.	Exhibits	28

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ARGONAUT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except number of shares and per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Investments:
Fixed maturities, at fair value (cost: 2005 - $1,564.2; 2004 - $1,454.3)	$1,578.7	$1,470,7
Equity securities, at fair value (cost: 2005 - $118.3; 2004 - $115.3)	182.5	180.8
Other long-term investments, at fair value (cost: 2005 - $17.9; 2004 - $17.5)	21.3	20.0
Short-term investments, at fair value which approximates cost	110.6	112.4
Total investments	1,893.1	1,783.9
Cash and cash equivalents	14.0	31.7
Accrued investment income	17.2	16.9
Premiums receivable	272.1	249.9
Reinsurance recoverables	625.3	597.4
Notes receivable	37.0	37.8
Goodwill	106.3	106.3
Current income taxes receivable, net	-	3.6
Deferred federal income tax asset, net	56.9	45.6
Deferred acquisition costs, net	75.0	70.0
Other assets	150.3	130.1
Total assets	$3,247.2	$3,073.2
Liabilities:
Reserves for losses and loss adjustment expenses	$1,692.2	$1,607.5
Unearned premiums	408.4	390.8
Funds held	199.2	197.4
Ceded reinsurance payable, net	32.4	32.2
Deferred gain, retroactive reinsurance	45.9	45.1
Junior subordinated debentures	113.4	113.4
Current income taxes payable, net	6.4	-
Accrued expenses and other liabilities	91.3	83.4
Total liabilities	2,589.2	2,469.8
Shareholders' equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized
Series A mandatory convertible preferred stock - 2,853,310 and 2,953,310 shares
issued and outstanding at June 30, 2005 and December 31, 2004, respectively	0.3	0.3
Common stock - $0.10 par, 70,000,000 shares authorized; 28,137,624 and 27,704,341
shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2.8	2.8
Additional paid-in capital	238.2	230.3
Retained earnings	370.9	322.4
Deferred stock compensation	(7.2)	(6.9)
Accumulated other comprehensive income, net	53.0	54.5
Total shareholders' equity	658.0	603.4
Total liabilities and shareholders' equity	$3,247.2	$3,073.2
See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except number of shares and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Premiums and other revenue:
Earned premiums	$168.9	$157.0	$331.0	$310.8
Net investment income	19.7	15.7	39.5	30.4
Realized investment gains (losses), net	(0.6)	(0.5)	1.3	2.0
Total revenue	188.0	172.2	371.8	343.2

Expenses:
Losses and loss adjustment expenses	98.6	96.3	195.7	192.3
Underwriting, acquisition and
insurance expense	61.6	55.6	119.5	110.2
Interest expense	4.2	2.4	8.0	4.5
Total expenses	164.4	154.3	323.2	307.0

Income before income taxes	23.6	17.9	48.6	36.2
Income tax benefit	(0.1)	-	(1.1)	-
Net income	$23.7	$17.9	$49.7	$36.2

Net income per common share:
Basic	$0.83	$0.63	$1.74	$1.27
Diluted	$0.76	$0.58	$1.59	$1.18

Weighted average common shares:
Basic	27,984,572	27,619,089	27,879,622	27,607,850
Diluted	31,151,720	30,737,598	31,148,031	30,728,094

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$23.7	$17.9	$49.7	$36.2
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	24.6	(41.5)	(1.0)	(28.5)
Reclassification adjustment for (gains) losses
included in net income	0.6	0.5	(1.3)	(2.0)
Other comprehensive income (loss) before tax	25.2	(41.0)	(2.3)	(30.5)
Income tax provision (benefit) related to other
comprehensive income (loss)	8.8	(14.4)	(0.8)	(10.7)
Other comprehensive income (loss), net of tax	16.4	(26.6)	(1.5)	(19.8)
Comprehensive income (loss)	$40.1	$(8.7)	$48.2	$16.4

See accompanying notes

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$49.7	$36.2
Adjustments to reconcile net income to
net cash provided by operations:
Amortization and depreciation	10.1	7.1
Deferred federal income tax benefit	(10.5)	(7.5)
Gains on sales of investments	(1.3)	(2.0)
Change in:
Accrued investment income	(0.3)	(1.4)
Premiums and reinsurance receivables	(50.1)	(43.8)
Unearned premiums on ceded reinsurance	(6.3)	(15.7)
Reserves for losses and loss adjustment expenses	84.7	29.1
Unearned premiums	17.6	7.5
Income taxes	10.0	(12.2)
Deferred policy acquisition costs	(5.0)	(2.6)
Accrued underwriting expenses and funds held	(8.8)	10.5
Deferred gain, retroactive reinsurance	0.8	(0.4)
Other assets and liabilities, net	0.7	4.1
Cash provided by operating activities	91.3	8.9

Cash flows from investing activities:
Sales of fixed maturity investments	85.7	178.2
Maturities and mandatory calls of fixed maturity investments	50.2	122.2
Sales of equity securities	22.4	2.7
Purchases of fixed maturity investments	(251.0)	(468.0)
Purchases of equity securities	(23.7)	(6.5)
Change in short-term investments	1.8	70.3
Principal payments received on real estate notes	0.8	8.6
Acquisition, net of cash received	-	(0.6)
Other, net	2.2	(1.5)
Cash used in investing activities	(111.6)	(94.6)

Cash flows from financing activities:
Issuance of junior subordinated debentures	-	39.5
Stock options exercised and employee stock purchase plan issuance	3.8	0.1
Secondary common stock offering	-	(0.2)
Payment of cash dividend to preferred shareholders	(1.2)	(1.2)
Cash provided by financing activities:	2.6	38.2

Change in cash and cash equivalents	(17.7)	(47.5)
Cash and cash equivalents, beginning of period	31.7	75.6
Cash and cash equivalents, end of period	$14.0	$28.1

See accompanying notes

ARGONAUT GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries (collectively “Argonaut Group” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005.

The interim financial data as of June 30, 2005 and 2004 and for the three and six months ended June 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 - Revised “Share-Based Payment” (“SFAS No. 123-R”) replacing SFAS No. 123 and superseding Opinion No. 25. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously allowed under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123-R allows companies to select between the lattice method and the Black-Scholes method for the calculation of fair value. The transition methods for adoption include the modified-prospective and modified-retroactive methods. Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock that exist upon the adoption of SFAS No. 123-R.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123-R. Under the new rule, companies will be allowed to implement SFAS No. 123-R at the beginning of their next fiscal year, instead of the first reporting period that begins after June 15, 2005. The Company anticipates implementing SFAS No. 123-R effective January 1, 2006. The Company currently is evaluating the requirements of SFAS No. 123-R. As of June 30, 2005, the Company has approximately $8.8 million of unamortized fair value relating to stock options, net of tax, to be amortized over 4 years.

Note 3 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions except number of shares and per share data)	2005	2004	2005	2004

Net income	$23.7	$17.9	$49.7	$36.2
Preferred stock dividends	(0.6)	(0.6)	(1.2)	(1.2)
Income available to common shareholders	23.1	17.3	48.5	35.0
Effect of dilutive securities:
Preferred stock dividends	0.6	0.6	1.2	1.2
Income available to common shareholders
after assumed conversion	$23.7	$17.9	$49.7	$36.2

Weighted average shares-basic	27,984,572	27,619,089	27,879,622	27,607,850
Effect of dilutive securities:
Stock options	270,981	165,199	343,670	166,934
Convertible preferred stock	2,896,167	2,953,310	2,924,739	2,953,310

Weighted average shares-diluted	31,151,720	30,737,598	31,148,031	30,728,094

Net income per common share-basic	$0.83	$0.63	$1.74	$1.27
Net income per common share-diluted	$0.76	$0.58	$1.59	$1.18

For the three and six months ended June 30, 2005, options to purchase 988,821 shares of common stock at prices ranging from $20.96 to $35.50 were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares. These options expire at varying times from 2007 through 2013. For the three and six months ended June 30, 2004, options to purchase 1,056,550 shares of common stock at prices ranging from $18.38 to $35.50 were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares. These options expire at varying times from 2005 through 2014.

In May 2005, a holder of 500,000 shares of $0.10 par value preferred stock elected to convert 100,000 of those shares to 100,000 shares of $0.10 par value common stock. Subsequent to June 30, 2005, the holder has converted the remaining 400,000 shares of preferred shares to common shares.

Note 4 – Commitments and Contingencies

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

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses, is vigorously contesting these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. Reimbursement is being sought on claims because the amounts paid were within the MTA's deductible limits or above the MTA’s policy limits and therefore due either from the MTA or excess reinsurers under the terms of the policy issued. In the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for all such amounts on a regular basis in the ordinary course of business. The Company is owed approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy and such amount is included in premiums receivable. Management has consulted with its attorneys regarding the merits of the Company's claim and based on these discussions believe the $47.6 million owed to Argonaut Insurance

Company to be a valid claim. Further, management believes the MTA has the financial wherewithal to pay the Company's claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

In the fourth quarter of 2004, shortly before the first phase of trial was to begin, the trial judge for the MTA litigation considered several additional motions for summary adjudication relating to the remaining MTA affirmative defenses and Argonaut's right to prove and recover certain categories of damages.  All motions were ruled upon in Argonaut's favor.  As a result of those rulings, trial was postponed to allow the MTA to file an interlocutory appeal of those and other rulings.  The MTA filed its appellate pleadings as to each issue on January 27, 2005.  The appeals were denied summarily by the Court of Appeals on January 31, 2005.  The trial date for the first phase of the case has yet to be determined and the case has been submitted to mediation by agreement of the parties.

During 2004, the Company and its insurance subsidiaries received a number of formal and informal inquiries, subpoenas and/or requests for information from state and federal agencies in connection with certain ongoing, industry-wide investigations of contingent compensation arrangements, fictitious quotes, bid rigging, tying arrangements and finite insurance products. In each instance, the Company has cooperated with the agency making the request and provided a timely response. The Company believes that its business activities and related accounting and disclosure practices comply fully with all applicable regulatory and legal requirements. The Company has received no indication that any agency intends to initiate regulatory or legal action adverse to the Company based on the Company’s responses.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Note 5 – Income Taxes

The Company’s income tax provision includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Current tax provision	$4.5	$4.1	$9.3	$7.5
Deferred tax provision (benefit) related to:
Future tax deductions	0.4	(0.7)	(0.3)	(0.5)
Net operating loss carryforward	-	-	-	2.7
Deferred alternative minimum tax provision	3.1	2.9	6.9	2.6
Valuation allowance change	(8.1)	(6.3)	(17.0)	(12.3)
Income tax benefit	$(0.1)	$-	$(1.1)	$-

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Income tax provision at statutory rates	$8.3	$6.3	$17.0	$12.7
Tax effect of:
Tax exempt interest	-	(0.1)	-	(0.1)
Dividends received deduction	(0.2)	(0.2)	(0.4)	(0.4)
Valuation allowance change	(8.1)	(6.3)	(17.0)	(12.3)
Other permanent adjustments, net	-	0.2	0.1	0.1
State income tax provision	(0.1)	0.1	(0.8)	-
Income tax benefit	$(0.1)	$-	$(1.1)	$-

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company’s deferred tax asset is supported by the reversal of taxable temporary differences and the recognition of future income. For the three and six months ended June 30, 2005, the Company reduced the deferred tax asset valuation allowance by $8.1 million and $17.0 million, respectively. At June 30, 2005, the Company has a deferred tax asset of $56.9 million, net of a deferred tax asset valuation allowance of $8.1 million. The reduction of the deferred tax asset valuation allowance was based on management’s evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly.

Note 6– Share-based Payments

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In May 2004, the shareholders approved an amendment to the Company’s Amended and Restated Stock Incentive Plan (the “Amended Plan”). The Amended Plan provides for the following: (a) prohibits any reduction in the exercise price of an option without shareholder approval; (b) increases the number of shares available under the plan by 1,750,000; (c) limits grants to individual employees to 300,000 shares within any calendar year (except in the year of their initial employment); (d) prohibits the granting of options with an exercise price below fair market value on the date of grant; (e) reduces the maximum duration of future grants to seven years; and (f) extends the expiration date of the Amended Plan to April 2, 2014. Under the Amended Plan, an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees, of which approximately 2,300,000 are available for distribution. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights.

Under the Amended Plan, up to 1,250,000 shares may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of three to four years, subject to continued employment. The stock is not issued until the vesting requirements are met and participants in the plan are not entitled to any voting or dividend rights until after the stock has been issued. As of June 30, 2005, 261,748 shares are outstanding under the plan, net of forfeitures of 64,670 shares. Of the shares outstanding, 53,633 shares will vest subject to the achievement of an objective performance goal and, therefore, such shares are subject to variable accounting. Upon granting of the non-vested stock, unearned compensation expense equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense ratably over the vesting period. For the three months ended June 30, 2005 and 2004, the Company recognized compensation expense of $0.1 million and $0.6 million, respectively. For the six months ended June 30, 2005 and 2004, the Company recognized compensation expense of $0.8 million and $0.9 million, respectively.

In August 2003, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four-year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. For the three months ended June 30, 2005 and 2004, the Company recognized compensation expense related to these stock options of $0.1 million for each period. For the six months ended June 30, 2005 and 2004, the Company recognized compensation expense related to these stock options of $0.2 million and $0.3 million, respectively.

In August 2004, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four-year term. As of January 14, 2005, the options were issued to those employees who had met the performance measures. Option grants totaling 96,000 shares were forfeited due to failure to meet the performance measure. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. For the three and six months ended June 30, 2005, the Company recognized compensation expense related to these stock options of $0.1 million and $0.3 million, respectively.

In May 2005, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four-year term. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. For the three and six months ended June 30, 2005, the compensation expense related to these stock options was not significant.

In August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature to all options granted prior to February 2, 2004 which had exercise prices greater than or equal to $16.21 per share. This modification to the existing option grants resulted in compensation expense of approximately $1.3 million and $1.7 million for the three and six months ended June 30, 2005, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$23.7	$17.9	$49.7	$36.2
Add: Total deferred stock compensation expense
included in reported net income, net of taxes	1.0	0.5	1.9	0.8
Deduct: Total stock-based employee compensation
determined under fair value based methods for
all awards, net of tax	(0.5)	(0.7)	(1.6)	(1.2)
Pro forma net income	$24.2	$17.7	$50.0	$35.8
Earnings per share
Basic - as reported	$0.83	$0.63	$1.74	$1.27
Basic - pro forma	$0.85	$0.62	$1.75	$1.25
Diluted - as reported	$0.76	$0.58	$1.59	$1.18
Diluted - pro forma	$0.78	$0.57	$1.61	$1.16

Note 7 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $47.5 million and $58.3 million as of June 30, 2005 and 2004, respectively:

	Six Months Ended
	June 30,
(in millions)	2005	2004

Net reserves - beginning of year	$1,060.8	$965.5
Change in net reserves ceded under retroactive reinsurance contracts	(0.8)	0.4

Add:
Loss and LAE incurred during calendar year, net of reinsurance:
Current accident year	208.0	193.7
Prior accident years	(12.3)	(1.4)
Loss and LAE incurred during current calendar year, net of reinsurance	195.7	192.3

Deduct:
Loss and LAE payments made during current calendar year, net of reinsurance:
Current accident year	23.5	20.1
Prior accident years	117.8	130.9
Loss and LAE payments made during current calendar year, net of reinsurance:	141.3	151.0
Net reserves, end of period	1,114.4	1,007.2

Add:
Reinsurance recoverable on unpaid losses & LAE, end of period	577.8	502.7
Gross reserves - end of period	$1,692.2	$1,509.9

Included in loss and loss adjustment expenses for the six months ended June 30, 2005 was $12.3 million in favorable development primarily attributable to $9.7 million of reserves reductions accident years 2001 through 2004 in all segments, coupled with $2.6 million reduction for involuntary pool prior accident year ultimate losses for the risk management segment.

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

Note 8 – Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four continuing segments: excess and surplus lines, select markets (formerly known as specialty commercial), risk management and public entity. Additionally, the Company no longer underwrites certain coverages and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment’s insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

Revenues and income before taxes for each segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004
Revenues:
Earned premiums
Excess & surplus lines	$85.7	$75.4	$163.9	$149.4
Select markets	45.9	35.1	92.1	66.9
Risk management	21.4	32.5	42.5	66.9
Public entity	15.9	14.0	32.5	27.6
Run-off lines	-	-	-	-
Total earned premiums	168.9	157.0	331.0	310.8
Net investment income
Excess & surplus lines	6.9	4.9	13.4	9.6
Select markets	3.4	2.6	6.8	5.1
Risk management	7.7	7.7	15.8	14.7
Public entity	1.2	0.3	2.3	0.7
Run-off lines	-	-	-	-
Corporate & other	0.5	0.2	1.2	0.3
Total net investment income	19.7	15.7	39.5	30.4
Realized investment gains (losses), net	(0.6)	(0.5)	1.3	2.0
Total revenue	$188.0	$172.2	$371.8	$343.2
Income (loss) before income tax
Excess & surplus lines	$16.5	$13.3	$29.8	$25.2
Select markets	5.9	3.7	11.0	6.3
Risk management	7.7	4.5	15.3	8.9
Public entity	2.1	0.9	4.0	1.8
Run-off lines	-	-	-	-
Total segment income before taxes	32.2	22.4	60.1	42.2
Corporate & other	(8.0)	(4.0)	(12.8)	(8.0)
Net realized investment gains (losses)	(0.6)	(0.5)	1.3	2.0
Total income before income tax	$23.6	$17.9	$48.6	$36.2

Identifiable assets for each segment were as follows:

	June 30,	December 31,
(in millions)	2005	2004

Excess & surplus lines	$ 1,101.0	$ 972.4
Select markets	501.1	428.8
Risk management	1,458.2	1,475.7
Public entity	137.8	148.5
Run-off lines	-	-
Corporate & other	49.1	47.8
Total	$ 3,247.2	$ 3,073.2

Note 9 –Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Commissions	$ 33.7	$ 28.3	$ 57.3	$ 51.4
General expenses	29.6	26.4	56.5	51.1
State assessments	2.2	1.7	4.3	5.1
Taxes, licenses and bureau fees	3.6	2.6	6.4	5.9
	69.1	59.0	124.5	113.5
Deferral of policy acquisition costs	(7.5)	(3.4)	(5.0)	(3.3)

Total underwriting, acquisition and insurance expense	$ 61.6	$ 55.6	$ 119.5	$ 110.2

Note 10 - Related Party Transactions

Fayez Sarofim The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the six months ended June 30, 2005, these payments totaled $0.2 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company’s Board of Directors. As of June 30, 2005, Fayez Sarofim & Co. managed $164.9 million fair value of the Company’s investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch Swett & Crawford, a member of the Aon family of companies, is the largest wholesale insurance broker in the country, placing nearly $3 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003 and was reappointed as President and Chief Executive Officer on March 31, 2005. For the six months ended June 30, 2005, the Company, through its excess and surplus lines segment, placed insurance through Swett & Crawford totaling $11.0 million in gross written premiums. Swett & Crawford earned $1.8 million in commissions on this business.

Allan W. Fulkerson. In August 2002, the Company committed to a $5.0 million investment, as a limited partner, in Century Capital Partners III, L.P. (“CCPIII”), an investment partnership which specializes in investing in the insurance industry. In April 2003, CCPIII purchased 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock (the “Preferred Shares”). In May 2005, CCPIII converted 100,000 shares of the Preferred Shares into the Company’s common shares. Subsequent to June 30, 2005, CCPIII converted the remaining Preferred Shares into the Company’s common stock.

The Company and Asset Allocation Management Company, LLC (“AAM”) are parties to an agreement dated March 1, 2004, pursuant to which AAM manages a portion of its fixed income securities in accordance with the Company's investment policy. Century Capital Management, LLC (“CCML”), a successor to Century Capital Management, Inc. manages two partnerships (Century Capital Partners II, L.P. and CCPIII) that collectively have a majority ownership interest in AAM. As of June 30, 2005, AAM managed $728.6 million of fixed income securities. The Company paid AAM $0.3 million for these services for the six months ended June 30, 2005.

Allan W. Fulkerson, who is a member of the Company's Board of Directors, serves as a consultant to CCML. Prior to December 31, 2004, Mr. Fulkerson also served as a director of the general partner of CCPIII. Mr. Fulkerson retains a

7% ownership interest in the general partner of CCPIII. As such, he has an indirect ownership interest in AAM of less than one-half of one percent.

Note 11 – Supplemental Cash Flows Information

Income taxes. The Company paid income taxes of $6.6 million and received a tax refund in the amount of $9.1 million during the six months ended June 30, 2005. Income taxes of $19.6 million were paid during the six months ended June 30, 2004.

Interest paid. The Company paid interest on the junior subordinated debentures of $3.7 million and $0.6 million during the six months ended June 30, 2005, and 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, “Argonaut Group” or the “Company”) for the three and six months ended June 30, 2005 and 2004. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Qualitative and Quantitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain "forward looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Gross written premiums	$264.9	$221.6	$471.6	$421.7

Earned premiums	$168.9	$157.0	$331.0	$310.8
Net investment income	19.7	15.7	39.5	30.4
Realized investment gains (losses), net	(0.6)	(0.5)	1.3	2.0
Total revenue	$188.0	$172.2	$371.8	$343.2

Income before taxes	23.6	17.9	48.6	36.2
Provision (benefit) for income taxes	(0.1)	-	(1.1)	-
Net income	$23.7	$17.9	$49.7	$36.2

Combined ratio	94.9%	96.7%	95.3%	97.3%

Gross written premiums from new business totaled $120.8 million for the three months ended June 30, 2005 as compared to $106.7 million for the same period ended 2004. Gross written premiums from new business for the six months ended June 30, 2005 and 2004 were $191.4 million and $199.0 million, respectively. Gross written premiums from new business for the three and six months ended June 30, 2005 included $45.0 million in the excess and surplus lines from a renewal rights acquisition and the addition of another excess and surplus lines distribution platform. Partially offsetting these increases were reductions in the gross written premiums from new business within the risk management and public entity segments, primarily due to increased levels of competition within these segments.

Gross written premiums from renewal business were $132.3 million and $260.2 million for the three and six months ended June 30, 2005, compared to $108.8 million and $210.5 million for the same periods ended 2004. The increase in premiums from renewal business was primarily the result of an increase in the amount of business inforce subject to renewal, primarily concentrated in the excess and surplus lines and select markets segments. Consolidated gross written premiums for the three and six months ended June 30, 2005 include $14.7 million and $25.6 million, respectively, for premiums written and assumed under various reinsurance agreements. Gross written premiums under these agreements were $9.6 million and $21.5 million for the same periods in 2004. Partially offsetting the gross written premiums for the three and six months ended June 30, 2005 were cancellations and endorsements of $3.0 million and $5.6 million, respectively, compared to $3.5 million and $9.3 million for the same periods in 2004.

The increase in earned premiums for the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily attributable to the same factors noted above with respect to gross written premiums.

The increase in consolidated net investment income for the three and six months ended June 30, 2005 compared to the same periods in 2004 was due to higher invested balances resulting from the investment of cash flows from operations combined with proceeds from various capital raising initiatives during the second half of 2004. Consolidated invested assets totaled $1,893.1 million and $1,622.2 million at June 30, 2005 and 2004, respectively.

The Company manages its investment portfolio to maximize gains on investments. Realized investment losses for the three months ended June 30, 2005 were $0.6 million, compared to $0.5 million for the same period in 2004. The Company regularly evaluates its investment portfolio for indications of other than temporary impairments to its holdings. If individual securities are determined to have an other than temporary impairment, the security is written down to the fair market value. Included in the realized losses for the three and six months ended June 30, 2005 are realized losses of $0.6 million due to the recognition of other than temporary impairments in the Company’s investment portfolio. The Company did not record an other than temporary impairment for the three and six months ended June 30, 2004.

Consolidated losses and loss adjustment expenses were $98.6 million and $195.7 million for the three and six months ended June 30, 2005, respectively, compared to $96.3 million and $192.3 million for the same periods in 2004. The consolidated loss ratios for the three and six months ended June 30, 2005 were 58.4% and 59.1%, respectively, compared to 61.3% and 61.9% for the same periods in 2004. The improvement in the loss ratio for the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily attributable to favorable development in accident years 2001 through 2004 in all segments (see segment discussions below). The favorable development totaled $6.9 million and $12.3 million for the three and six months ended June 30, 2005, respectively. Consolidated loss reserves were $1,692.2 million and $1,509.9 million as of June 30, 2005 and 2004, respectively.

Consolidated underwriting, insurance and acquisition expenses were $61.6 million and $119.5 million for the three months ended June 30, 2005, compared to $55.6 million and $110.2 for the same periods in 2004. The consolidated expense ratios were 36.5% and 35.4% for the three months ended June 30, 2005 and 2004, respectively. The consolidated expense ratios were 36.2% and 35.4% for the six months ended June 30, 2005 and 2004, respectively. The increases in the expense ratios were primarily due to start up expenses related to a renewal rights acquisition consummated in the first quarter of 2005 and the addition of another distribution platform in the excess and surplus lines segment. In both situations underwriting, insurance and acquisition expenses are typically higher when expressed as a percentage of earned premium as the expenses incurred are not deferred at the same rate as the revenue.

Consolidated interest expense was $4.2 million and $8.0 million for the three and six months ended June 30, 2005, respectively. Consolidated interest expense was $2.4 million and $4.5 million for the three and six months ended June 30, 2004, respectively. Interest expense of approximately $2.0 million and $3.9 million for the three and six months ended June 30, 2005, respectively, was incurred by the Company for funds withheld by the Company under a retroactive reinsurance contract, compared to $1.6 million and $3.2 million for the same periods in 2004. The increase in the interest expense associated with the retroactive reinsurance contract was due to increased interest rates in 2005 as compared to 2004. Additionally, for the three and six months ended June 30, 2005, the Company incurred approximately $2.0 million and $3.8 million, respectively, of interest expense related to the junior subordinated debentures compared to $0.4 million and $0.6 million for the same periods in 2004. The increase in interest expense was due to the Company issuing an additional $46.4 million in junior subordinated debentures in the latter half of 2004.

The consolidated benefit for income taxes for the three and six months ended June 30, 2005 was $0.1 million and $1.1 million, respectively, and includes a reduction of the deferred tax asset valuation allowance of $8.1 million and $17.0 million, respectively. During the three and six months ended June 30, 2005, the Company reduced its liability for accrued taxes by $0.1 million and $1.1 million, respectively, due to the settlement of a state tax issue. The consolidated provision for income taxes for the three and six months ended June 30, 2004 was $0, due to a reduction of the deferred tax asset valuation allowance of $6.3 million and $12.3 million, respectively. The reduction of the deferred tax valuation allowance in 2005 and 2004 was based on management’s consideration of future income in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” combined with earnings reported in these periods. Management anticipates the valuation allowance will ultimately be recovered in the future. The Company evaluates the adequacy of the valuation allowance on a regular basis.

Segment results

As of June 30, 2005, the Company’s operations include four on-going business segments: excess and surplus lines, select markets, risk management and public entity. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

On April 21, 2005, the Company announced that it had changed the name of its specialty commercial segment to select markets. The Company believes that the new name more accurately reflects the risk selection and operations of this growing segment.

Excess and surplus lines. The following table summarizes the results of operations for the excess and surplus lines segment for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Gross written premiums	$156.9	$110.4	$257.7	$210.1

Earned premiums	85.7	75.4	163.9	149.4
Losses and loss adjustment expenses	49.9	44.5	96.9	89.1
Underwriting expense	26.2	22.5	50.6	44.7
Underwriting income	9.6	8.4	16.4	15.6

Investment income, net	6.9	4.9	13.4	9.6
Income before taxes	$16.5	$13.3	$29.8	$25.2

Combined ratio	88.7%	88.9%	90.0%	89.6%

Gross written premiums from new business were $97.2 million and $145.0 million for the three and six months ended June 2005, respectively, compared to $66.1 million and $125.9 million for the same periods in 2004. Gross written premiums from new business for the three and six months ended June 30, 2005 included $33.1 million from a renewal rights acquisition the Company entered into effective April 1, 2005. Also included in gross written premiums from new business for the three and six months ended June 30, 2005 were $11.8 million in premiums written by a new division within excess and surplus lines, Argonaut Specialty. Argonaut Specialty underwrites excess and surplus risks that are somewhat larger than the Company has written in the past and includes primary casualty, excess casualty and property risks.

Gross written premiums from renewal business totaled $61.7 million and $117.2 million for the three and six months ended June 30, 2005, respectively, compared to $48.4 million and $94.3 million for the three and six months ended June 30, 2004, respectively. A larger base of expiring premiums was the primary driver for the increase in renewal premiums in 2005. Gross written premiums were offset by cancellations and endorsements of approximately $2.0 million and $4.6 million for the three and six months ended June 30, 2005, respectively, compared to $4.1 million and $10.1 million for the three and six months ended June 30, 2004, respectively. The increase in earned premium was primarily attributable to premium growth in 2004 and 2005.

The excess and surplus lines segment’s loss ratios for the three month periods ended June 30, 2005 and 2004 were 58.2% and 59.1%, respectively. The excess and surplus lines segment’s loss ratios for the six month periods ended June 30, 2005 and 2004 were 59.1% and 59.6%, respectively. During the second quarter of 2005, this segment reduced its estimate of ultimate losses by $1.9 million related to the 2004 hurricane activity as over 90% of reported claims have been closed. Loss reserves for the excess and surplus lines were $529.6 million and $398.4 million as of June 30, 2005 and 2004, respectively.

The expense ratio for the three and six months ended June 30, 2005 were 30.5% and 30.9%, respectively, compared to 29.8% and 30.0%, for the same periods in 2004. The increases were primarily attributable to start-up costs associated with the renewal rights acquisition and Argonaut Specialty. The expenses associated with these activities increased underwriting, acquisition and insurance expenses by $2.9 million and $3.6 million for the three and six months ended June 30, 2005, respectively.

The increase in net investment income was the result of higher invested assets due to positive cash flows, combined with capital contributions over the past year. Net invested assets were $717.8 million as of June 30, 2005, compared to $545.9 million at June 30, 2004.

Select markets. The following table summarizes the select markets results of operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Gross written premiums	$58.1	$54.1	$111.0	$95.3

Earned premiums	45.9	35.1	92.1	66.9
Losses and loss adjustment expenses	29.0	23.1	58.4	44.1
Underwriting expense	14.4	10.9	29.5	21.6
Underwriting income	2.5	1.1	4.2	1.2

Investment income, net	3.4	2.6	6.8	5.1
Income before taxes	$5.9	$3.7	$11.0	$6.3

Combined ratio	94.3%	96.8%	95.4%	98.1%

The increases in gross written premiums for the three and six months ended June 30, 2005 as compared to 2004 were primarily attributable to targeted marketing efforts within this segment, specifically the mining business and smaller commercial accounts. Gross written premiums from new business were $12.9 million and $27.9 million for the three and six months ended June 30, 2005, respectively, compared to $24.3 million and $37.6 million for the same periods ended 2004. Gross written premiums from new business for the three and six months ended June 30, 2004 included $17.3 million and $23.1 million in gross written premiums from new business associated with a renewal rights acquisition entered into in December 2003. Gross written premiums from renewal business for the three and six months ended June 30, 2005 were $44.6 million and $82.3 million, respectively. Gross written premiums from renewal business for the three and six months ended June 30, 2004 were $29.2 million and $56.9 million, respectively. The increase in premiums for renewal business in 2005 as compared to 2004 was primarily attributable to a larger base of expiring policies which were subject to renewal. The increase in earned premiums in 2005 as compared to 2004 was primarily a result of the increase in gross written premiums in 2004.

The select markets segment's loss ratios were 63.1% and 63.4% for the three and six months ended June 30, 2005, respectively, compared to 65.9% for both periods in 2004. The improvement in the loss ratio was primarily the result favorable development in the 2003 to 2004 accident years of $0.9 million for the six month periods ended June 30, 2005. The favorable development was primarily attributable to lower than expected frequency and severity of claims in the property and liability lines. The specialty commercial segment's loss reserves were $235.4 million and $197.2 million as of June 30, 2005 and 2004, respectively.

The expense ratios for the select markets segment were 31.2% and 32.0% for the three and six months ended June 30, 2005, respectively, compared to 30.9% and 32.2% for the same periods ended in 2004. The decrease in the year to date expense ratios in 2005 as compared to 2004 was primarily attributable to the overall growth in premiums discussed above.

The increase in investment income for the three months ended June 30, 2005, as compared to the same period in 2004, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $333.4 million as of June 30, 2005, compared to $252.6 million as of June 30, 2004.

Risk management. The following table summarizes the results of operations for the risk management segment for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Gross written premiums	$39.9	$41.5	$74.7	$84.6

Earned premiums	21.4	32.5	42.5	66.9
Losses and loss adjustment expenses	11.1	20.4	22.0	42.8
Underwriting expense	10.3	15.3	21.0	29.9
Underwriting loss	-	(3.2)	(0.5)	(5.8)

Investment income, net	7.7	7.7	15.8	14.7
Income before taxes	$7.7	$4.5	$15.3	$8.9

Combined ratio	100.1%	109.7%	101.3%	108.7%

The risk management segment focuses on casualty risk management solutions written on a loss sensitive basis. Gross written premiums for loss sensitive policies were $25.1 million for the three months ended June 30, 2005, of which $16.5 million was renewal business and $10.4 million was new business, coupled with a $1.7 million reduction due to cancellations and endorsements. Gross written premiums were $31.9 million for the three months ended June 30, 2004, of which $22.0 million was renewal business and $9.9 million was new business. Gross written premiums for loss sensitive policies were $49.1 million and $63.1 million for the six months ended June 30, 2005 and 2004, respectively.

The Company’s loss sensitive business consists of a mix of large deductible and retrospectively rated policies. Gross written premiums during 2005 compared to 2004 have been lower due to competition in the marketplace for these type policies. Also contributing to lower gross written premiums is a shift to large deductible policies which produce lower gross written premiums when a policy is issued than do retrospectively rated policies. Insureds selecting large deductible polices pay a lower premium in exchange for retaining a portion of the risk of loss.

Included in gross written premiums for the three and six months ended June 30, 2005 were $9.6 million and $18.4 million primarily related to premiums written for insurance programs marketed by certain state funds. Gross written premiums under these agreements were $6.7 million and $11.5 million for the same periods in 2004. The Company cedes 100% of the premium written under these agreements to the respective state funds and receives a ceding commission.

Premiums assumed under quota share agreements with insurance subsidiaries of HCC Insurance Holdings, Inc. (“HCC”) for directors and officers coverage were $1.1 million and $2.9 million for the three and six months ended June 30, 2005. Premiums assumed under these agreements were $3.4 million and $5.1 million for the same periods in 2004. Premiums assumed from involuntary pools were $2.2 million and $2.3 million for the three and six months ended June 30, 2005. Premiums from involuntary pools for the three months ended June 30, 2004 resulted in $0.7 million in returned premiums. Premiums assumed from involuntary pools were $2.9 million for the six months ended June 30, 2004. The remaining variances in written premiums in 2005 compared to 2004 are the result of premium adjustments on non-strategic products for which the Company has exited.

Earned premiums for the three months ended June 30, 2005 were $11.1 million lower than the same period in 2004. Consistent with the discussion for gross written premiums, competition in the market place for risk management business as well as a shift toward large deductible policies has resulted in lower earned premiums. This lower risk management written premium volume resulted in a $3.3 million earned premium decrease in the second quarter of 2005 compared to the same quarter in 2004. Favorable loss development on retrospectively rated policies resulted in $1.7 million more return premium quarter over quarter. Earned premiums for the HCC directors and officers coverage was $5.5 million lower for the second quarter of 2005 compared to 2004 due to the Company decreasing its quota share assumed percentage for this business effective January 1, 2004. The remaining variances in quarterly earned premiums in 2005 compared to 2004 are the result of small variances in premiums assumed from involuntary pools and premiums earned on non-strategic products.

Earned premiums for the six months ended June 30, 2005 were $24.4 million lower than the same period in 2004, with competition in the marketplace for risk management business and a shift toward large deductible policies contributing to the decrease. Lower risk management gross written premium volume resulted in a $7.8 million earned premium decrease in the first half of 2005 compared to the first half of 2004. Favorable loss development on retrospectively rated policies resulted in $2.4 million more return premium to the insured in the first half of 2005 compared to 2004. Earned premiums for the HCC directors and officers coverage was $6.9 million lower in the first half of 2005 compared to 2004 for the same reasons cited above for the quarter. Involuntary pool earned premium was $2.7 million lower in the first six months of 2005 compared to 2004. Non-strategic products premium volume decreased $4.5 million in 2005 compared to 2004 as the Company continued to earn premiums written in prior years during 2004.

Loss and loss adjustment expenses for the three and six months ended June 30, 2005 resulted in a loss ratio of 51.8% for each of the two periods, compared to 62.8% and 64.1% for the same periods in 2004. The improved loss ratio is being driven by a shift toward large deductible accounts which produce a lower loss ratio than retrospectively rated accounts. In addition, there was a $3.3 million dollar reduction to prior accident year ultimate losses for the three most recent accident years during the quarter which contributed to the reduction in retrospectively rated premium discussed above. Involuntary pool prior accident year ultimate losses had $1.4 million of unfavorable development in the quarter. Loss reserves were $651.3 million and $647.7 million as of June 30, 2005 and 2004, respectively.

The expense ratios for the three and six months ended June 30, 2005 were 48.3% and 49.5%, respectively, compared to 46.9% and 44.6% for the same periods in 2004. The increase in the expense ratio was primarily a result of lower premium earned due to competition for loss sensitive policies as well as the shift toward large deductible policies which incur approximately the same amount of underwriting costs as do retrospectively rated policies. Because large deductible policies produce lower premium volume as a result of the insured retaining the large deductible risk, the expense ratio has increased as the mix of business has shifted more to large deductible policies.

Investment income increased in the three and six months ended June 30, 2005 compared to 2004 primarily due to higher yields on invested assets.

Public entity. The following table summarizes the public entity segment results of operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Gross written premiums	$10.0	$15.6	$28.2	$31.7

Earned premiums	15.9	14.0	32.5	27.6
Losses and loss adjustment expenses	9.2	8.7	19.5	17.2
Underwriting expense	5.8	4.7	11.3	9.3
Underwriting income	0.9	0.6	1.7	1.1

Investment income, net	1.2	0.3	2.3	0.7
Income before taxes	$2.1	$0.9	$4.0	$1.8

Combined ratio	94.9%	96.1%	94.9%	96.0%

The decrease in gross written premiums for the three and six months ended June 30, 2005 as compared to 2004 was primarily the result of less new business written in 2005 than in 2004. During the three and six months ended June 30, 2005, the public entity segment's new business was approximately $0.3 million and $3.5 million, respectively, compared to $6.5 million and $12.1 million, respectively, for the same periods in 2004. The decrease in the new business is a reflection of the change in a key distribution partner in several states, the increasingly competitive market and the emphasis of underwriting quality and discipline. For the three months ended June 30, 2005, the public entity segment’s renewal business was approximately $9.6 million compared to $9.1 million for the same period in 2004. For the six months ended June 30, 2005, the public entity segment’s renewal business was approximately $24.6 million compared to $19.6 million for the six months ended June 30, 2004. Premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insureds’ fiscal year ends. The increase in earned premiums for the three and six months ended June 30, 2005, as compared to the same periods in 2004 was primarily attributable to premium growth during 2004.

Losses and loss adjustment expenses for the three and six months ended June 30, 2005 resulted in a loss ratio of 58.2% and 60.1%, respectively, compared to 62.1% and 62.4%, respectively, for the same periods in 2004. The decrease in the loss ratio is primarily attributable to $2.9 million favorable development in accident year 2004 non-catastrophe property losses partially offset by a $1.9 million increase in the estimate of ultimate losses related to the catastrophe losses from the 2004 hurricanes due to the Company re-evaluating the reinsurance coverage for a specific loss. Loss reserves for the public entity segment were $66.4 million and $39.4 million as of June 30, 2005 and 2004, respectively.

The expense ratio for the three and six months ended June 30, 2005 was 36.7% and 34.8%, respectively, compared to

34.0% and 33.6%, respectively, for the same periods in 2004. The increase in the expense ratios from 2004 to 2005 was primarily related to higher acquisition expenses and start up expenses for non risk bearing operations incurred in 2005.

The increase in investment income for the three and six months ended June 30, 2005, as compared to the same periods in 2004, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $105.1 and $53.4 million as of June 30, 2005 and 2004, respectively.

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

	June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Environmental and asbestos:
Loss reserves, beginning of the period	$176.4	$161.9	$219.5	$180.0
Incurred losses	-	-	-	-
Losses paid	3.3	3.1	38.9	9.5
Loss reserves - environmental and
asbestos, end of the period	173.1	158.8	180.6	170.5
Other run-off lines	39.3	31.2	46.6	37.5
Net reserves ceded - retroactive
reinsurance contract	-	(41.4)	-	(42.4)
Total reserves - run-off lines	$212.4	$148.6	$227.2	$165.6

The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Management believes the reserves for losses and loss adjustment expenses are adequate based on current facts and circumstances. Management performs a detailed analysis of the reserves for the run-off lines annually, has initiated the review and expects it to be completed prior to the end the third quarter of 2005.

Reinsurance

Certain of the Company’s reinsurance carriers have experienced deteriorating financial condition and/or have been downgraded by rating agencies. Amounts due from such reinsurers totaled $45.2 million as of June 30, 2005, and were comprised of paid loss recoverables and case reserves of $27.7 million and incurred but not reported claims of $17.5 million. Through the date of this filing, none of these reinsurers have defaulted on their obligations to pay claims due to the Company. The aforementioned reinsurance balances recoverable are primarily due from insurance subsidiaries of Trenwick Group Ltd., an insurance holding company, which filed an action to restructure its operations under the U.S. Bankruptcy Code in August 2003. The balances are due from the insurance subsidiaries of Trenwick Group Ltd, however, not the holding company itself. The Company will continue to monitor these reinsurers. The Company has had preliminary discussions related to commuting the balances due from members of the Trenwick Group Ltd., but is currently unable to determine the financial statement impact, if any. It is possible that future financial deterioration of these and other reinsurers could result in the uncollectibility of certain balances and therefore materially impact the financial results of the Company.

Pensions

Effective November 2003, the Company curtailed its pension plans. For the three and six months ended June 30, 2005, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plan will be required during the current year. Management currently is evaluating formal termination of the pension plans. Termination of the plans or reductions in the number of employees may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

The discussion of related party transactions is included in “Note 10 – Related Party Transactions” in the Notes to the Financial Statements, included in Item 1 “Consolidated Financial Statements.”

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the six months ended June 30, 2005, consolidated net cash provided by operating activities was $91.3 million, compared to $8.9 million for the same period in 2004. The increase in cash flows from operating activities for the six months ended June 30, 2005 as compared to 2004 was primarily attributable to improved underwriting results and reduced tax and claim payments. Net cash provided by operations for the six months ended June 30, 2004, as compared to the same period in 2005, was reduced by $39.2 million due to increased claims payments, primarily in the run-off lines. Net cash flows from operations for the six months ended June 30, 2005 includes net tax receipts of $2.5 million, while the Company paid taxes of $19.9 million for the same period ended 2004. Additionally, the Company received payment of a reinsurance recoverable of $6.2 million during the six months ended June 30, 2005.

The Company has access to various liquidity sources including holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes that the Company has sufficient liquidity to meet its needs.

For the three and six months ended June 30, 2005, the Company did not pay dividends to holders of its common stock. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Refer to Part I, Item 7 - “Management’s Discussion and Analysis of Operating Results and Financial Condition - Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005 for further discussion on the Company’s liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in “Note 2 - Recently Issued Accounting Pronouncements” in the Notes to the Condensed Financial Statements, included in Item 1 “Consolidated Financial Statements.”

Critical Accounting Policies

Refer to “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The primary market risk exposures that result in an impact to the investment portfolio relate to equity price changes and interest rate changes.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. The Company received payments of $0.5 million and $1.1 million on this contract for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2005, the Company recorded a loss on the foreign currency translation of $0.2 million. Foreign currency translation gains/losses were insignificant in 2004. Management is unable at this time to estimate future foreign currency gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poors 500. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders’ equity as of June 30, 2005.

The Company’s primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk if issuers call their securities and the Company reinvests the proceeds at lower interest rates. Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds (“AAA” rated U.S. treasury notes and government agencies and “A minus” or better for municipal bonds, corporate bonds and preferred stocks). Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB”.

The Company regularly evaluates its investment portfolio for indications of other than temporary impairment to individual securities. During the three and six months ended June 30, 2005, the Company recorded other than temporary impairments of $0.1 million on its fixed income holdings and $0.5 million on its equity holdings. The Company did not recognize any other than temporary impairments on its investment portfolio for the three and six months ended June 30, 2004.

The Company regularly monitors the status of its investment portfolio to determine if securities in an unrealized loss position have an other than temporary impairment. As of June 30, 2005, the Company had gross unrealized losses of $11.4 million, of which $4.7 million were in an unrealized loss portion for less than one year and $6.7 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $9.1 million of the total unrealized losses, of which $5.7 million was in an unrealized loss position for one year or greater, and was primarily due to interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of the Company’s investments in equity and fixed income securities as of June 30, 2005 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2004.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Except as noted below, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Effective April 1, 2005, the Company entered into an agreement with Fireman’s Fund Insurance Company to acquire the renewal rights and certain operating assets of its Binding Authority business segment, which was underwritten by Interstate Insurance Group, a subsidiary of Fireman’s Fund Insurance Company. Management is currently working to integrate the assets acquired into the Company’s established system of internal controls, but has not completed the integration as of the date of this Quarterly Report on Form 10-Q. As of the date of this filing, management has begun the process to document and test the system of internal controls surrounding the renewal rights acquisition, but has not completed this testing. Management is continuing the documentation and testing process.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Argonaut Insurance Company has responded to the complaint, and believes it has meritorious defenses, is vigorously contesting these claims. Additionally, Argonaut Insurance Company brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. Reimbursement is being sought on claims because the amounts paid were within the MTA's deductible limits or above the MTA’s policy limits and therefore due either from the MTA or excess reinsurers under the terms of the policy issued. In the ten years prior to the dispute, the MTA reimbursed Argonaut Insurance Company for all such amounts on a regular basis in the ordinary course of business. The Company is owed approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy and such amount is included in premiums receivable. Management has consulted with its attorneys regarding the merits of the Company's claim and based on these discussions believe the $47.6 million owed to Argonaut Insurance Company to be a valid claim. Further, management believes the MTA has the financial wherewithal to pay the Company's claim. In addition to the above amounts, Argonaut Insurance Company is seeking collection of certain unpaid administrative claim handling fees and prejudgment interest on all amounts due which are not included in the aforementioned receivable.

In the fourth quarter of 2004, shortly before the first phase of trial was to begin, the trial judge for the MTA litigation considered several additional motions for summary adjudication relating to the remaining MTA affirmative defenses and Argonaut's right to prove and recover certain categories of damages.  All motions were ruled upon in Argonaut's favor.  As a result of those rulings, trial was postponed to allow the MTA to file an interlocutory appeal of those and other rulings.  The MTA filed its appellate pleadings as to each issue on January 27, 2005.  The appeals were denied summarily by the Court of Appeals on January 31, 2005.  The trial date for the first phase of the case has yet to be determined and the case has been submitted to mediation by agreement of the parties.

Refer to Part I, Item 3 – “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005 for additional discussion of the Company’s pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Argonaut Group, Inc. was held May 10, 2005. The following matters were submitted to the shareholders at the meeting:

Votes were cast in the following manner in connection with the election of each director to serve until the next annual meeting of the shareholders:

	Votes For	Votes Withheld	Broker Non-Votes

H. Berry Cash	22,644,994	5,254,299	-
Hector De Leon	27,073,992	825,301	-
Frank W. Maresh	27,595,367	303,926	-
Allan W. Fulkerson	27,187,393	711,900	-
David Hartoch	27,490,874	408,419	-
John R. Power, Jr.	27,067,093	832,200	-
Fayez S. Sarofim	21,415,959	6,483,334	-
Mark E. Watson III	27,608,780	290,513	-
Gary V. Woods	27,074,114	825,179	-

Votes were cast in the following manner in connection with the proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005:

Votes For	Votes Against	Abstain	Broker Non-Votes

27,769,953	107,291	22,050	-

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

/s/ Mark W. Haushill

Mark W. Haushill

Chief Financial Officer, Senior Vice President and Treasurer

(principal financial and accounting officer)

/s/ Byron L. LeFlore, Jr.

Byron L. LeFlore, Jr.

General Counsel and Senior Vice President

August 8, 2005

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