Form 10-Q
period 2005-09-30
ARGONAUT GROUP INC
filed 2005-11-09
CIK 800082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

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

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act) Yes   ____     No  X


        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.)  Yes  X        No ____


        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 2005

         Title                                                 Outstanding

Common Stock, par value $0.10 per share                         30,320,022

                              ARGONAUT GROUP, INC.
                                TABLE OF CONTENTS



                                                                       Page No.

Part I. FINANCIAL INFORMATION:

    Item 1.Consolidated Financial Statements (unaudited):

           Consolidated Balance Sheets
             September 30, 2005 and December 31, 2004.....................    3

           Consolidated Statements of Income
             Three and nine months ended September 30, 2005 and 2004......    4

           Consolidated Statements of Comprehensive Income (Loss)
             Three and nine months ended September 30, 2005 and 2004......    5

           Consolidated Statements of Cash Flows
             Nine months ended September 30, 2005 and 2004................    6

           Notes to the Consolidated Financial Statements.................    7

    Item 2.Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   17

    Item 3.Qualitative and Quantitative Disclosure About Market Risk......   28

    Item 4.Controls and Procedures........................................   29

Part II. OTHER INFORMATION:

    Item 1. Legal Proceedings.............................................   31
    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ..   31
    Item 3. Defaults Upon Senior Securities...............................   31
    Item 4. Submission of Matters to a Vote of Security Holders...........   31
    Item 5. Other Information.............................................   31
    Item 6. Exhibits .....................................................   31

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

                                           ARGONAUT GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                             (in millions, except number of shares and per share amounts)

                                                                                         September 30,    December 31,
                                                                                             2005             2004
                                                                                         --------------   --------------
                                                                                           (Unaudited)
Assets
   Investments:
     Fixed maturities, at fair value (cost: 2005 - $1,659.8; 2004 - $1,454.3)                $ 1,647.9        $ 1,470.7
     Equity securities, at fair value (cost: 2005 - $119.9; 2004 - $115.3)                       188.0            180.8
     Other long-term investments, at fair value (cost: 2005 - $18.1; 2004 - $17.5)                21.4             20.0
     Short-term investments, at fair value which approximates cost                               196.4            112.4
                                                                                         --------------   --------------
   Total investments                                                                           2,053.7          1,783.9
                                                                                         --------------   --------------

   Cash and cash equivalents                                                                      37.1             31.7
   Accrued investment income                                                                      16.6             16.9
   Premiums receivable                                                                           213.4            249.9
   Reinsurance recoverables                                                                      513.8            597.4
   Notes receivable                                                                               18.2             37.8
   Goodwill                                                                                      106.3            106.3
   Current income taxes receivable, net                                                           11.9              3.6
   Deferred federal income tax asset, net                                                         52.5             45.6
   Deferred acquisition costs, net                                                                84.5             70.0
   Other assets                                                                                  161.7            130.1
                                                                                         --------------   --------------
Total assets                                                                                 $ 3,269.7        $ 3,073.2
                                                                                         ==============   ==============

Liabilities:
   Reserves for losses and loss adjustment expenses                                          $ 1,814.8        $ 1,607.5
   Unearned premiums                                                                             460.9            390.8
   Funds held                                                                                     63.9            197.4
   Ceded reinsurance payable, net                                                                 56.5             32.2
   Deferred gain, retroactive reinsurance                                                            -             45.1
   Junior subordinated debentures                                                                144.3            113.4
   Accrued expenses and other liabilities                                                         75.4             83.4
                                                                                         --------------   --------------
Total liabilities                                                                              2,615.8          2,469.8
                                                                                         --------------   --------------

Shareholders' equity:
   Preferred stock - $0.10 par,  5,000,000 shares authorized
     Series A mandatory convertible preferred stock - 2,453,310 and 2,953,310 shares
     issued and outstanding at September 30, 2005 and December 31, 2004, respectively              0.2              0.3
   Common stock - $0.10 par, 70,000,000 shares authorized; 28,694,164 and 27,704,341
     shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively       2.9              2.8
   Additional paid-in capital                                                                    245.1            230.3
   Retained earnings                                                                             375.8            322.4
   Deferred stock compensation                                                                    (8.4)            (6.9)
   Accumulated other comprehensive income, net                                                    38.3             54.5
                                                                                         --------------   --------------
Total shareholders' equity                                                                       653.9            603.4
                                                                                         --------------   --------------
Total liabilities and shareholders' equity                                                   $ 3,269.7        $ 3,073.2
                                                                                         ==============   ==============

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDARIES
                        CONSOLDIATED STATEMENTS OF INCOME
           (in million, except number of shares and per share amounts)
                                   (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                   September 30,               September 30,
                                                           ---------------------------------------------------------
                                                               2005          2004           2005           2004
                                                           -------------  ------------   ------------   ------------
Premiums and other revenue:
   Earned premiums                                              $ 180.2       $ 157.5        $ 511.2        $ 468.3
   Net investment income                                           21.4          16.2           60.9           46.6
   Realized investment gains, net                                   0.4           0.8            1.7            2.8
                                                           -------------  ------------   ------------   ------------
Total revenue                                                     202.0         174.5          573.8          517.7
                                                           -------------  ------------   ------------   ------------

Expenses:
   Losses and loss adjustment expenses                            127.1         117.7          322.8          310.0
   Underwriting, acquisition and insurance expense                 65.7          55.5          185.2          165.7
   Interest expense                                                 4.0           3.0           12.0            7.5
                                                           -------------  ------------   ------------   ------------
Total expenses                                                    196.8         176.2          520.0          483.2
                                                           -------------  ------------   ------------   ------------
Income (loss) before income taxes                                   5.2          (1.7)          53.8           34.5
Income tax benefit                                                 (0.2)        (11.1)          (1.3)         (11.1)
                                                           -------------  ------------   ------------   ------------
Net income                                                        $ 5.4         $ 9.4         $ 55.1         $ 45.6
                                                           =============  ============   ============   ============

Net income per common share:
       Basic                                                     $ 0.17        $ 0.32         $ 1.90         $ 1.59
                                                           =============  ============   ============   ============
       Diluted                                                   $ 0.17        $ 0.31         $ 1.76         $ 1.48
                                                           =============  ============   ============   ============
Weighted average common shares:
       Basic                                                28,511,356    27,656,549     28,092,514     27,624,201
                                                           =============  ============   ============   ============
       Diluted                                              31,449,724    30,812,363     31,249,950     30,756,302
                                                           =============  ============   ============   ============

See accompanying notes.

                                 ARGONAUT GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                            (in millions)
                                              (Unaudited)

                                                                             Three Months Ended      Nine Months Ended
                                                                               September 30,            September 30,
                                                                      -------------------------   -------------------------
                                                                         2005         2004           2005          2004
                                                                      -----------  ------------   ------------  -----------
Net income                                                                 $ 5.4         $ 9.4         $ 55.1       $ 45.6
                                                                      -----------  ------------   ------------  -----------
Other comprehensive income (loss):
    Unrealized gains (losses) on securities:
      Gains (losses) arising during the period                             (22.2)         14.4          (23.2)       (14.1)
      Reclassification adjustment for gains
       included in net income                                               (0.4)         (0.8)          (1.7)        (2.8)
                                                                      -----------  ------------   ------------  -----------
Other comprehensive income (loss) before tax                               (22.6)         13.6          (24.9)       (16.9)
Income tax provision (benefit) related to other
    comprehensive income (loss)                                             (7.9)          4.8           (8.7)        (5.9)
                                                                      -----------  ------------   ------------  -----------
Other comprehensive income (loss), net of tax                              (14.7)          8.8          (16.2)       (11.0)
                                                                      -----------  ------------   ------------  -----------
Comprehensive income (loss)                                               $ (9.3)       $ 18.2         $ 38.9       $ 34.6
                                                                      ===========  ============   ============  ===========

See accompanying notes.

                      ARGONAUT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             --------------------------
                                                                                2005          2004
                                                                             -----------   ------------
Cash flows from operating activities:
    Net income                                                                   $ 55.1         $ 45.6
    Adjustments to reconcile net income to
      net cash provided by operations:
        Amortization and depreciation                                              18.1           10.6
        Deferred federal income tax benefit                                         1.8           (6.7)
        Gains on sales of investments                                              (1.7)          (2.8)
    Change in:
      Accrued investment income                                                     0.3           (0.7)
      Premiums and reinsurance receivables                                        120.1          (67.2)
      Unearned premiums on ceded reinsurance                                      (22.2)         (23.4)
      Reserves for losses and loss adjustment expenses                            207.3          104.9
      Unearned premiums                                                            70.1           48.2
      Income taxes                                                                 (8.3)         (28.0)
      Deferred policy acquisition costs                                           (14.5)          (9.4)
      Accrued underwriting expenses and funds held                               (140.1)           6.3
      Deferred gain, retroactive reinsurance                                      (45.1)          (1.6)
      Other assets and liabilities, net                                             4.1            4.3
                                                                             -----------   ------------
Cash provided by operating activities                                             245.0           80.1
                                                                             -----------   ------------

Cash flows from investing activities:
    Sales of fixed maturity investments                                           135.5          225.5
    Maturities and mandatory calls of fixed maturity investments                   83.3          246.2
    Sales of equity securities                                                     24.7            4.7
    Purchases of fixed maturity investments                                      (432.0)        (704.7)
    Purchases of equity securities                                                (26.9)          (9.4)
    Change in short-term investments                                              (84.0)          32.7
    Principal payments received on real estate notes                               19.6            8.4
    Acquisition, net of cash received                                                 -           (0.6)
    Other, net                                                                      4.5           13.6
                                                                             -----------   ------------
Cash used in investing activities                                                (275.3)        (183.6)
                                                                             -----------   ------------

Cash flows from financing activities:
    Issuance of junior subordinated debentures                                     30.9           70.4
    Stock options exercised and employee stock purchase plan issuance               6.5            0.5
    Secondary common stock offering                                                   -           (0.2)
    Preferred stock offering                                                          -           (0.2)
    Payment of cash dividend to preferred shareholders                             (1.7)          (1.8)
                                                                             -----------   ------------
Cash provided by financing activities                                              35.7           68.7
                                                                             -----------   ------------

Change in cash and cash equivalents                                                 5.4          (34.8)
Cash and cash equivalents, beginning of period                                     31.7           75.6
                                                                             -----------   ------------
Cash and cash equivalents, end of period                                         $ 37.1         $ 40.8
                                                                             ===========   ============

See accompanying notes.

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

The interim financial data as of September 30, 2005 and 2004 and for the three and nine months ended September 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 - Revised "Share-Based Payment" ("SFAS No. 123-R") replacing SFAS No. 123 and superseding Opinion No. 25. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously allowed under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123-R allows companies to select between the lattice method and the Black-Scholes method for the calculation of fair value. The transition methods for adoption include the modified-prospective and modified-retroactive methods. Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock that exist upon the adoption of SFAS No. 123-R.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123-R. Under the new rule, companies will be allowed to implement SFAS No. 123-R at the beginning of their next fiscal year, instead of the first reporting period that begins after June 15, 2005. The Company anticipates implementing SFAS No. 123-R effective January 1, 2006. The Company currently is evaluating the requirements of SFAS No. 123-R. As of September 30, 2005, the Company has approximately $7.4 million of unamortized fair value relating to stock options (calculated with the Black Scholes method), net of tax, to be amortized over 4 years.

Note 3 - Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2005 and 2004:

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                         ------------------------------   -------------------------------
(in millions except number of shares and per share data)     2005            2004             2005             2004
                                                         --------------  --------------   --------------  ---------------
Net income                                                       $ 5.4           $ 9.4           $ 55.1           $ 45.6
Preferred stock dividends                                         (0.5)           (0.6)            (1.7)            (1.8)
                                                         --------------  --------------   --------------  ---------------
Income available to common shareholders                            4.9             8.8             53.4             43.8
Effect of dilutive securities:
    Preferred stock dividends                                      0.5             0.6              1.7              1.8
                                                         --------------  --------------   --------------  ---------------
Income available to common shareholders
after assumed conversion                                         $ 5.4           $ 9.4           $ 55.1           $ 45.6

Weighted average shares-basic                               28,511,356      27,656,549       28,092,514       27,624,201
Effect of dilutive securities:
Stock options                                                  407,884         202,504          365,075          178,791
Convertible preferred stock                                  2,530,484       2,953,310        2,792,361        2,953,310
                                                         --------------  --------------   --------------  ---------------

Weighted average shares-diluted                             31,449,724      30,812,363       31,249,950       30,756,302
                                                         ==============  ==============   ==============  ===============

Net income per common share-basic                               $ 0.17          $ 0.32           $ 1.90           $ 1.59
Net income  per common share-diluted                            $ 0.17          $ 0.31           $ 1.76           $ 1.48

For the three and nine months ended September 30, 2005, options to purchase 83,550 shares of common stock at prices ranging from $27.63 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2006 through 2009. For the three and nine months ended September 30, 2004, options to purchase 1,015,100 shares of common stock at prices ranging from $18.38 to $35.50 were not included in the computation of diluted earnings per share as the options' exercise price was greater than the average market price of the common shares. These options expire at varying times from 2005 through 2014.

During 2005, a holder of 500,000 shares of $0.10 par value preferred stock elected to convert all of the shares to 500,000 shares of $0.10 par value common stock.

On October 5, 2005, the Company sold 1.4 million shares of its common stock through an underwritten public offering. The Company also granted the underwriters an option to purchase an additional 210,000 shares of common stock to cover over-allotments, which was exercised in full on October 31, 2005 (see note 14).

Note 4 - Commitments and Contingencies

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

Argonaut Insurance Company responded to the complaint and brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. The Company asserted that it was owed approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy and such amount was included in premiums receivable.

On August 25, 2005, the Company announced that it had settled the suit in consideration of a cash payment to Argonaut in the amount of $45.0 million and agreement by the MTA to make future payments to Argonaut out of funds recovered by the MTA from its excess liability insurers for the period covered by the settlement. The $45.0 million cash payment was received by the Company on September 13, 2005.

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

Note 5 - Income Taxes

The Company's income tax provision includes the following components:

                                                             Three Months Ended               Nine Months Ended
                                                              September 30,                      September 30,
                                                       -------------------------------    -------------------------------
(in millions)                                               2005            2004               2005            2004
                                                       ---------------  --------------    ---------------  --------------
Current tax provision (benefit)                               $ (12.4)        $ (11.9)            $ (3.1)         $ (4.4)
Deferred tax provision (benefit) related to:
Future tax deductions                                            18.0             3.0               17.7             2.5
Net operating loss carryforward                                     -             1.5                  -             4.2
Deferred alternative minimum tax provision                       (4.8)           (1.0)               2.1             1.6
Valuation allowance change                                       (1.0)           (2.7)             (18.0)          (15.0)
                                                       ---------------  --------------    ---------------  --------------
Income tax benefit                                             $ (0.2)        $ (11.1)            $ (1.3)        $ (11.1)
                                                       ===============  ==============    ===============  ==============


A reconciliation of the Company's income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

                                                              Three Months Ended                Nine Months Ended
                                                                September 30,                      September 30,
                                                       -------------------------------    -------------------------------
(in millions)                                               2005            2004               2005            2004
                                                       ---------------  --------------    ---------------  --------------
Income tax provision (benefit) at statutory rates               $ 1.8          $ (0.6)            $ 18.8          $ 12.1
Tax effect of:
Tax-exempt interest                                              (0.1)              -               (0.1)           (0.1)
Dividends received deduction                                     (0.2)           (0.2)              (0.6)           (0.6)
Valuation allowance change                                       (1.0)           (2.7)             (18.0)          (15.0)
Other permanent adjustments, net                                 (0.7)           (0.4)              (0.6)           (0.3)
State income tax provision                                          -            (7.2)              (0.8)           (7.2)
                                                       ---------------  --------------    ---------------  --------------
Income tax benefit                                             $ (0.2)        $ (11.1)            $ (1.3)        $ (11.1)
                                                       ===============  ==============    ===============  ==============

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company's deferred tax asset is supported by the reversal of taxable temporary differences and the recognition of future income. For the three and nine months ended September 30, 2005, the Company reduced the deferred tax asset valuation allowance by $1.0 million and $18.0 million, respectively. At September 30, 2005, the Company has a deferred tax asset of $52.6 million, net of a deferred tax asset valuation allowance of $7.1 million. The reduction of the deferred tax asset valuation allowance was based on management's evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset and will adjust the valuation allowance accordingly.

Note 6- Share-based Payments

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In May 2004, the shareholders approved an amendment to the Company's Amended and Restated Stock Incentive Plan (the "Amended Plan"). The Amended Plan provides for the following: (a) prohibits any reduction in the exercise price of an option without shareholder approval; (b) increases the number of shares of the Company's common stock available under the plan by 1,750,000; (c) limits grants to individual employees to 300,000 shares of the Company's common stock within any calendar year (except in the year of their initial employment); (d) prohibits the granting of options with an exercise price below fair market value on the date of grant; (e) reduces the maximum duration of future grants to seven years; and (f) extends the expiration date of the Plan to April 2, 2014. Under the Amended Plan, an aggregate of 6,250,000 shares of the Company's common stock may be issued to certain executives and other key employees, of which approximately 2,100,000 are available for distribution as of September 30, 2005. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights.

Under the Amended Plan, up to 1,250,000 shares of the Company's common stock may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of three to four years, subject to continued employment. The stock is not issued until the vesting requirements are met and participants in the plan are not entitled to any voting or dividend rights until after the stock has been issued. As of September 30, 2005, 261,422 shares of the Company's common stock are outstanding under the plan, net of forfeitures of 71,971 shares. Of the shares outstanding, 43,024 shares will vest subject to the achievement of an objective performance goal and, therefore, such shares are subject to variable accounting. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense ratably over the vesting period. For the three months ended September 30, 2005 and 2004, the Company recognized compensation expense of $0.5 million each quarter. For the nine months ended September 30, 2005 and 2004, the Company recognized compensation expense of $1.3 million and $1.4 million, respectively.

In August 2003, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company's common stock as of the measurement date over the vesting period of these options. For the three months ended September 30, 2005 and 2004, the Company recognized compensation expense related to these stock options of $0.1 million each quarter. For the nine months ended September 30, 2005 and 2004, the Company recognized compensation expense related to these stock options of $0.3 million and $0.4 million, respectively.

In August 2004, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four year term. As of January 14, 2005, the options were issued to those employees who had met the performance measures. Option grants totaling 96,000 shares of the Company's common stock were forfeited due to failure to meet the performance measure. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company's common stock as of the measurement date over the vesting period of these options. For the three months ended September 30, 2005 and 2004, the Company recognized compensation expense related to these stock options of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company recognized compensation expense related to these stock options of $0.5 million and $0.1 million, respectively.

In May 2005, the Company authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options will vest over a four year term. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company's common stock as of the measurement date over the vesting period of these options. For the three and nine months ended September 30, 2005, the Company recognized compensation expense related to these stock options of $0.3 million.

In August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature to all options granted prior to February 2, 2004 which had exercise prices greater than or equal to $16.21 per share. Effective September 13, 2005, the Compensation Committee terminated this feature on this group of options, resulting in a new measurement date for these options. These modifications to the existing options grants resulted in compensation expense of approximately $1.6 million and $3.3 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, the Company recognized compensation expense of $0.4 million on these options.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                             ---------------------------   ---------------------------
(in millions, except per share amounts)                          2005          2004            2005          2004
                                                             -------------  ------------   -------------  ------------
Net income, as reported                                             $ 5.4         $ 9.4          $ 55.1        $ 45.6
Add: Total deferred stock compensation expense
     included in reported net income, net of taxes                    1.7           0.7             3.7           1.5
Deduct: Total stock-based employee compensation
     determined under fair value based methods for
     all awards, net of tax                                          (2.7)         (1.1)           (4.4)         (2.3)
                                                             -------------  ------------   -------------  ------------
Pro forma net income                                                $ 4.4         $ 9.0          $ 54.4        $ 44.8
                                                             =============  ============   =============  ============

Earnings per share
     Basic - as reported                                           $ 0.17        $ 0.32          $ 1.90        $ 1.59
     Basic - pro forma                                             $ 0.14        $ 0.30          $ 1.88        $ 1.56

     Diluted - as reported                                         $ 0.17        $ 0.31          $ 1.76        $ 1.48
     Diluted - pro forma                                           $ 0.14        $ 0.29          $ 1.74        $ 1.46

Note 7 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE"), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $52.2 million and $50.1 million as of September 30, 2005 and 2004, respectively:

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        ----------- -----------
(in millions)                                                                              2005        2004
                                                                                        ----------- -----------
Net reserves - beginning of year                                                         $ 1,060.8     $ 965.5
Change in net reserves ceded under retroactive reinsurance contracts                         175.7         1.6

Add:
   Loss and LAE incurred during calendar year, net of reinsurance:
    Current accident year                                                                    329.8       315.0
    Prior accident years                                                                      (7.0)       (5.0)
                                                                                        ----------- -----------
   Loss and LAE incurred during current calendar year, net of reinsurance                    322.8       310.0

Deduct:
   Loss and LAE payments made during current calendar year, net of reinsurance:
    Current accident year                                                                     48.9        42.6
    Prior accident years                                                                     157.2       183.0
                                                                                        ----------- -----------
   Loss and LAE payments made during current calendar year, net of reinsurance:              206.1       225.6
                                                                                        ----------- -----------
Net reserves, end of period                                                                1,353.2     1,051.5

Add:
   Reinsurance recoverable on unpaid losses & LAE, end of period                             461.6       534.2
                                                                                        ----------- -----------
Gross reserves - end of period                                                           $ 1,814.8   $ 1,585.7
                                                                                        =========== ===========


The favorable development on prior accident years was comprised of the following: (1) $8.7 million of favorable development consisting of $7.0 million resulting from the commutation of the ADC contract on September 15, 2005 and $1.7 million from amortization of the deferred gain on the ADC contract prior to the commutation; (2) $12.7 million of favorable development primarily related to accident years 2001 through 2004; (3) $4.3 million in adverse development in the run-off segment; and, (4) $10.0 million reduction in reinsurance receivable balances related to the potential commutation of the underlying reinsurance agreements. Favorable loss development recognized during 2004 on prior accident years was primarily the result of $6.6 million of favorable development recognized for the risk management segment, mainly attributable to the 2001, 2002 and 2003 accident years.

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

Revenues and income before taxes for each segment were as follows:

                                                       Three Months Ended               Nine Months Ended
                                                         September 30,                     September 30,
                                               ---------------  ---------------   --------------   --------------
(in millions)                                       2005             2004             2005             2004
                                               ---------------  ---------------   --------------   --------------
Revenues:
Earned premiums
       Excess and surplus lines                        $ 98.5           $ 76.6          $ 262.4          $ 226.0
       Select markets                                    44.7             40.3            136.8            107.2
       Risk management                                   23.8             23.6             66.3             90.5
       Public entity                                     13.2             17.0             45.7             44.6
       Run-off lines                                        -                -                -                -
                                               ---------------  ---------------   --------------   --------------
Total earned premiums                                   180.2            157.5            511.2            468.3
Net investment income
       Excess and surplus lines                           7.8              5.8             21.2             15.4
       Select markets                                     3.6              2.7             10.4              7.8
       Risk management                                    8.3              7.1             24.1             21.8
       Public entity                                      1.2              0.5              3.5              1.2
       Run-off lines                                        -                -                -                -
       Corporate and other                                0.5              0.1              1.7              0.4
                                               ---------------  ---------------   --------------   --------------
Total net investment income                              21.4             16.2             60.9             46.6
Realized investment gains, net                            0.4              0.8              1.7              2.8
                                               ---------------  ---------------   --------------   --------------
Total revenue                                         $ 202.0          $ 174.5          $ 573.8          $ 517.7
                                               ===============  ===============   ==============   ==============

Income (loss) before income tax
       Excess and surplus lines                           6.3             (3.7)            36.1             21.5
       Select markets                                     6.2              4.6             17.2             10.9
       Risk management                                   (0.5)             4.8             14.8             13.7
       Public entity                                      1.5             (0.2)             5.5              1.6
       Run-off lines                                     (6.3)               -             (6.3)               -
                                               ---------------  ---------------   --------------   --------------
Total segment income before taxes                         7.2              5.5             67.3             47.7
Corporate and other                                      (2.4)            (8.0)           (15.2)           (16.0)
Net realized investment gains                             0.4              0.8              1.7              2.8
                                               ---------------  ---------------   --------------   --------------
Total income (loss) before income tax                   $ 5.2           $ (1.7)          $ 53.8           $ 34.5
                                               ===============  ===============   ==============   ==============

Identifiable assets for each segment were as follows:

                                               September 30,     December 31,
(in millions)                                     2005              2004
                                            ----------------  ----------------

Excess and surplus lines                          $ 1,250.7           $ 972.4
Select markets                                        534.3             428.8
Risk management                                     1,257.9           1,475.7
Public entity                                         165.0             148.5
Run-off lines                                           -                 -
Corporate and other                                    61.8              47.8
                                            ----------------  ----------------
Total                                             $ 3,269.7         $ 3,073.2
                                            ================  ================

Note 9 -Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                    September 30,
                                                            ------------------------------  ------------------------------
(in millions)                                                   2005            2004            2005            2004
                                                            -------------   --------------  --------------  --------------
Commissions                                                       $ 34.9           $ 28.5          $ 92.2          $ 79.9
General expenses                                                    34.7             27.4            91.2            78.5
State assessments                                                    1.7              2.4             6.0             7.5
Taxes, licenses and bureau fees                                      3.9              4.0            10.3             9.9
                                                            -------------   --------------  --------------  --------------
                                                                    75.2             62.3           199.7           175.8
Deferral of policy acquisition costs                                (9.5)            (6.8)          (14.5)          (10.1)
                                                            -------------   --------------  --------------  --------------

Total underwriting, acquisition and insurance expense             $ 65.7           $ 55.5         $ 185.2         $ 165.7
                                                            =============   ==============  ==============  ==============

Note 10 - Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the nine months ended September 30, 2005, these payments totaled $0.3 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company's Board of Directors. As of September 30, 2005, Fayez Sarofim & Co. managed $167.6 million fair value of the Company's investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford, a member of the Aon family of companies, is the largest wholesale insurance broker in the country, placing nearly $3 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company's Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003 and was reappointed as President and Chief Executive Officer on March 31, 2005. For the nine months ended September 30, 2005, the Company, through its excess and surplus lines segment, placed insurance through Swett & Crawford totaling $18.0 million in gross written premiums. Swett & Crawford earned $3.3 million in commissions on this business.

Allan W. Fulkerson. In August 2002, the Company committed to a $5.0 million investment, as a limited partner, in Century Capital Partners III, L.P. ("CCPIII"), an investment partnership which specializes in investing in the insurance industry. In April 2003, CCPIII purchased 500,000 shares of the Company's Series A Mandatory Convertible Preferred Stock (the "Preferred Shares"). During 2005, CCPIII converted all of the Preferred Shares into the Company's common shares and subsequently disposed of those common shares.

The Company and Asset Allocation Management Company, LLC ("AAM") are parties to an agreement dated March 1, 2004, pursuant to which AAM manages a portion of the Company's fixed income securities in accordance with the Company's investment policy. Century Capital Management, LLC ("CCML"), a successor to Century Capital Management, Inc. manages two partnerships (Century Capital Partners II, L.P. and CCPIII) that collectively have a majority ownership interest in AAM. As of September 30, 2005, AAM managed $726.0 million of the Company's fixed income securities. The Company paid AAM $0.5 million for these services for the nine months ended September 30, 2005.

Allan W. Fulkerson, who is a member of the Company's Board of Directors, serves as a consultant to CCML. Prior to December 31, 2004, Mr. Fulkerson also served as a director of the general partner of CCPIII. Mr. Fulkerson retains a 7% ownership interest in the general partner of CCPIII. As such, he has an indirect ownership interest in AAM of less than one-half of one percent.

Note 11 - Supplemental Cash Flows Information

Income taxes. The Company paid income taxes of $12.1 million and received a tax refund in the amount of $9.1 million during the nine months ended September 30, 2005. Income taxes of $23.6 million were paid during the nine months ended September 30, 2004.

Interest paid. The Company paid interest on the junior subordinated debentures of $5.8 million and $1.6 million during the nine months ended September 30, 2005, and 2004, respectively.

Note 12 - Junior Subordinated Debentures

On September 14, 2005, Argonaut Group Statutory Trust X ("Trust X"), a wholly owned subsidiary of the Company, sold 30,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. The statutory trust is not consolidated with the Company, as the primary beneficiaries are the investors of the floating rate securities. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2035 from the Company. The Debentures have the same payment terms as the Capital Securities.

The initial interest rate on the Debentures and the Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. After September 15, 2010, the Company will have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2010 upon the happening of specified events at the greater of (i) 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of
(a) the discounted present value of the principal amount of the Debentures, (b) the discounted present value of the interest payable on the Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the Debentures through the redemption date.

The Company intends to use the net proceeds from the sale of the Debentures to increase the capital of its insurance subsidiaries and for general corporate purposes.

Note 13 - Restructuring

In the third quarter of 2005, the Company sold a substantial portion of its risk management business. As a result of the sale, Argonaut Insurance Company anticipates a reduction in its workforce of 34 employees during the fourth quarter of 2005, and termination benefits of $0.4 million were recorded at September 30, 2005, for these employees. During the remainder of the year, the Company intends to close three offices at a total cost of $0.7 million, which will be recognized as they are vacated. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expenses line item in the accompanying consolidated statements of income.

Argonaut Insurance Company anticipates further reduction in its workforce throughout 2006, with additional termination benefits estimated to be $0.6 million. The Company also intends to close two offices during the first quarter of 2006, with no material exit costs expected.

Note 14 - Subsequent Events

On October 5, 2005, the Company sold 1.4 million shares of its common stock, par value $0.10 per share, in an underwritten public offering. The sale was made pursuant to an Underwriting Agreement, dated October 5, 2005, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $26.75 per share, less an underwriting discount of 4.3%. The net proceeds from the sale of the common stock were approximately $35.8 million, after deducting the underwriting discounts and commissions and offering expenses. The Company also granted the underwriters an option to purchase an additional 210,000 shares of common stock to cover over-allotments, which was exercised in full on October 31, 2005, resulting in net proceeds of $5.4 million. The Company intends to use the net proceeds from this offering, along with the net proceeds from the over-allotment exercise, for general corporate purposes, including capital contributions to its insurance subsidiaries and funding for potential acquisitions.

In October 2005, hurricane Wilma made landfall in southern Florida, where the Company has exposure primarily in its excess and surplus lines segment. The Company is currently assessing its losses, and is unable to estimate the losses at this time. The Company believes it has its full property catastrophe limit available for this event wherein the Company retains the first $4.0 million of losses and participates in 5% of the losses within the property catastrophe program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, "Argonaut Group" or the "Company") for the three and nine months ended September 30, 2005 and 2004. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005.

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

Hurricane Activity

During the three months ended September 30, 2005 and 2004, several hurricanes made landfall, one of which was one of the most devastating natural disasters in United States history. The Company has recorded its best estimate of losses and loss adjustment expenses for these events as of September 30, 2005, but continues to evaluate its losses. Due to the nature of the claims there are significant uncertainties inherent in the loss estimation process. Due to these significant uncertainties, there can be no assurance that future adverse loss development will not occur. The Company recorded losses and loss adjustment expenses related to these hurricanes, net of reinsurance, of $9.2 million and $17.7 million for the three months ended September 30, 2005 and 2004, respectively. Additionally, reinstatement premiums related to the Company's property catastrophe reinsurance program were $5.5 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively.

Results of operations

The following is a comparison of selected data from the Company's operations:

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                            ----------------------------   ---------------------------
(in millions)                                                   2005           2004           2005           2004
                                                            -------------  -------------   ------------   ------------
Gross written premiums                                           $ 303.8        $ 261.5        $ 775.5        $ 683.2
                                                            =============  =============   ============   ============
Earned premiums                                                  $ 180.2        $ 157.5        $ 511.2        $ 468.3
Net investment income                                               21.4           16.2           60.9           46.6
Realized investment gains, net                                       0.4            0.8            1.7            2.8
                                                            -------------  -------------   ------------   ------------
Total revenue                                                    $ 202.0        $ 174.5        $ 573.8        $ 517.7
                                                            =============  =============   ============   ============
Income (loss) before taxes                                           5.2           (1.7)          53.8           34.5
Benefit for income taxes                                            (0.2)         (11.1)          (1.3)         (11.1)
                                                            -------------  -------------   ------------   ------------
Net income                                                         $ 5.4          $ 9.4         $ 55.1         $ 45.6
                                                            =============  =============   ============   ============
Combined ratio                                                    107.0%         109.9%          99.4%         101.6%
                                                            =============  =============   ============   ============

Gross written premiums from new business totaled $142.0 million for the three months ended September 30, 2005 as compared to $117.4 million for the same period in 2004. The increase in premiums from new business was primarily the result $78.0 million of premium in the excess and surplus lines from a renewal rights acquisition and the addition of another excess and surplus lines distribution platform. Partially offsetting these increases were reductions in the gross written premiums from new business within the select markets and public entity segments of $34.2 million, primarily due to increased levels of competition within these segments. Additionally, premiums from new business in the risk management segment decreased $8.4 million due to the sale of a portion of this segment which was finalized during the three months ended September 30, 2005.

Gross written premiums from new business totaled $333.4 million and $318.4 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in gross written premiums from new business was primarily due to $122.9 million within the excess and surplus lines from the renewal right acquisition and the new distribution platform. Partially offsetting this increase were decreases in the select markets and public entity segments of $52.4 million and a decrease in the risk management segment of $18.9 as a result of the reasons discussed above.

Gross written premiums from renewal business were $150.9 million and $411.1 million for the three and nine months ended September 30, 2005, compared to $139.7 million and $357.1 million for the same periods ended 2004. The increase in premiums from renewal business was primarily the result of an increase in the amount of business inforce subject to renewal, primarily concentrated in the excess and surplus lines and select markets segments. Consolidated gross written premiums for the three and nine months ended September 30, 2005 include $12.7 million and $39.2 million, respectively, for premiums written and assumed under various reinsurance agreements. Gross written premiums under these agreements were $9.0 million and $22.6 million for the same periods in 2004. Partially offsetting the gross written premiums for the three and nine months ended September 30, 2005 were cancellations and endorsements of $1.8 million and $8.3 million, respectively, compared to $4.6 million and $14.7 million for the same periods in 2004.

The increase in earned premiums was primarily attributable to premium growth in 2004 and 2005. Partially offsetting the increases in earned premiums were reinsurance reinstatement premiums related to the hurricane losses of $5.5 million for the three and nine months ended September 30, 2005, compared to $1.8 million for the same periods in 2004.

The increase in consolidated net investment income for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was due to higher invested balances resulting from the investment of cash flows from operations combined with proceeds from various capital raising initiatives during the second half of 2004. Consolidated invested assets totaled $2,053.7 million and $1,738.0 million at September 30, 2005 and 2004, respectively.

The Company manages its investment portfolio to satisfy liquidity needs relative to claims payments and to maximize the total return of the portfolio. Realized investment gains for the three and nine months ended September 30, 2005 were $0.4 million and $1.7 million, respectively, compared to $0.8 million and $2.8 million for the same periods in 2004. The Company regularly evaluates its investment portfolio for indications of other than temporary impairments to its holdings. If individual securities are determined to have an other than temporary impairment, the security is written down to the fair market value. Included in the realized gains for the three and nine months ended September 30, 2005 were realized losses of $0.2 million and $0.8 million, respectively, due to the recognition of other than temporary impairments in the Company's investment portfolio. The Company did not record an other than temporary impairment for the three and nine months ended September 30, 2004.

Consolidated losses and loss adjustment expenses were $127.1 million and $322.8 million for the three and nine months ended September 30, 2005, respectively, compared to $117.7 million and $310.0 million for the same periods in 2004. The consolidated loss ratios were 70.5% and 63.2% for the three and nine months ended September 30, 2005, respectively, compared to 74.7% and 66.2% for the three and nine months ended September 30, 2004, respectively. Included in the losses for the three months ended September 30, 2005 were $9.2 million resulting from the hurricane activity during the period, compared to $17.7 million for the same period in 2004.

The Company is pursuing commutation of certain reinsurance treaties, including treaties with subsidiaries of Trenwick Group, Ltd. Management has evaluated the range of likely outcomes with respect to commuting such balances and the Company has determined that its allowance for doubtful accounts related to these treaties should be increased by $10.0 million. The allowance has been recorded as an increase to losses and loss adjustment expenses of $8.0 million to the risk management segment and $2.0 million to the run-off segment.

In December 2002, the Company entered into a retroactive adverse loss development reinsurance agreement (the "ADC") with Inter-Ocean N.A. Reinsurance Company, Ltd. The ADC provided protection from adverse development on loss reserves existing as of the date of the agreement. The Company had the option to commute the ADC at any time prior to cumulative paid losses ceded under the contract exceeding the reinsurance premiums, plus accrued interest thereon. Effective September 15, 2005, the Company commuted the ADC based on the most current actuarial data and the settlement of claims subject to the agreement subsequent to the ADC effective date. As a result of this commutation, the Company recognized a gain of $7.0 million, which was recorded as a reduction of losses and loss adjustment expenses for the three months ended September 30, 2005.

Consolidated loss reserves were $1,814.8 million and $1,585.7 million as of September 30, 2005 and 2004, respectively. Management has recorded its best estimates of the 2005 hurricanes and does not expect these losses to exceed its property catastrophe reinsurance coverage. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development will not occur. Additionally, the Company has exposure to hurricane Wilma which impacted Florida in October 2005, primarily in the excess and surplus line segments. Management is unable to provide an estimate of the losses from this storm at this time, but has its full property catastrophe reinsurance limit available (see "Reinsurance" on page 26).

Consolidated underwriting, insurance and acquisition expenses were $65.7 million and $185.2 million for the three and nine months ended September 30, 2005, compared to $55.5 million and $165.7 for the same periods in 2004. The consolidated expense ratios were 36.5% and 35.2% for the three months ended September 30, 2005 and 2004, respectively. The consolidated expense ratios were 36.2% and 35.4% for the nine months ended September 30, 2005 and 2004, respectively. The increases in the expense ratios were primarily due to start up expenses related to a renewal rights acquisition effective April 2005 and the addition of another distribution platform in the excess and surplus lines segment.

Consolidated interest expense was $4.0 million and $12.0 million for the three and nine months ended September 30, 2005, respectively, compared to $3.0 million and $7.5 million for the same periods in 2004. Interest expense of approximately $1.6 million and $5.5 million for the three and nine months ended September 30, 2005, respectively, was incurred by the Company for funds withheld by the

Company under the ADC, compared to $1.9 million and $5.1 million for the same periods in 2004. The decline in the interest expense during the third quarter of 2005 was the result of the Company commuting the reinsurance contract effective September 15, 2005. Additionally, for the three and nine months ended September 30, 2005, the Company incurred approximately $2.2 million and $6.0 million, respectively, of interest expense related to the junior subordinated debentures issued by the Company during 2003, 2004 and 2005. The Company incurred $1.0 million and $2.0 million in interest expense for the three and nine months ended September 30, 2004 for these debentures. The increase in the interest expense was due to increased interest rates, coupled with the issuance of an additional $30.9 million in junior subordinated debentures during 2005.

The consolidated income tax benefit was $0.2 million and $1.3 million for the three and nine months ended September 30, 2005, respectively, and include a reduction of the deferred tax assets valuation allowance of $1.0 million and $18.0 million, respectively. The consolidated income tax benefit for the three and nine months ended September 30, 2004 was $11.1 million. The income tax benefit was the result of the Company reducing its accrued tax liabilities by $10.9 million due to the state of California enacting a law providing for a partial tax deduction for certain insurance company dividends received by a company subject to California corporate income tax. The Company's consolidated provision for Federal income tax was $0 due to a reduction of the deferred tax asset valuation of $2.7 million and $15.0 million for the three and nine months ended September 30, 2004, respectively. The reduction of the deferred tax valuation allowance in 2005 and 2004 was based on management's consideration of future income in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," combined with earnings reported in these periods. Management anticipates the valuation allowance will ultimately be recovered in the future. The Company evaluates the adequacy of the valuation allowance on a regular basis.

Segment results

As of September 30, 2005, the Company's operations include four on-going business segments: excess and surplus lines, select markets, risk management and public entity. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

On April 21, 2005, the Company announced that it had changed the name of its specialty commercial segment to select markets. The Company believes that the new name more accurately reflects the risk selection and operations of this growing segment.

On August 29, 2005, the Company announced that it agreed to sell the renewal rights to a substantial portion of its risk management business to XL America, Inc. The Company will receive a renewal rights fee on all policies renewing within a one-year period.

Excess and surplus lines. The following table summarizes the results of operations for the excess and surplus lines segment for the three and nine months ended September 30, 2005 and 2004:

                                                                Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2005           2004           2005            2004
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                           $ 184.0        $ 105.5        $ 441.8         $ 315.6
                                                            =============  =============  =============   =============
Earned premiums                                                     98.5           76.6          262.4           226.0
Losses and loss adjustment expenses                                 69.2           63.1          166.1           152.2
Underwriting expense                                                30.8           23.0           81.4            67.7
                                                            -------------  -------------  -------------   -------------
Underwriting income (loss)                                          (1.5)          (9.5)          14.9             6.1
Investment  income, net                                              7.8            5.8           21.2            15.4
                                                            -------------  -------------  -------------   -------------
Income (loss) before taxes                                         $ 6.3         $ (3.7)        $ 36.1          $ 21.5
                                                            =============  =============  =============   =============
Combined ratio                                                    101.6%         112.5%          94.3%           97.3%
                                                            =============  =============  =============   =============

Gross written premiums from new business were $124.9 million and $270.0 million for the three and nine months ended September 30 2005, respectively, compared to $57.7 million and $183.6 million for the same periods in 2004. Gross written premiums from new business for the three and nine months ended September 30, 2005 included $49.8 million and $82.9 million, respectively, from a renewal rights acquisition the Company entered into effective April 1, 2005. Also included in gross written premiums from new business for the three and nine months ended September 30, 2005 were $28.2 million and $40.0 million, respectively, in premiums written by a new division within excess and surplus lines, Argonaut Specialty. Argonaut Specialty underwrites excess and surplus risks that are somewhat larger than the Company has written in the past and includes primary casualty, excess casualty and property risks.

Gross written premiums from renewal business totaled $60.8 million and $178.1 million for the three and nine months ended September 30, 2005, respectively, compared to $52.4 million and $146.7 million for the three and nine months ended September 30, 2004, respectively. A larger base of expiring premiums was the primary driver for the increase in renewal premiums in 2005. Gross written premiums were offset by cancellations and endorsements of approximately $1.7 million and $6.3 million for the three and nine months ended September 30, 2005, respectively, compared to $4.6 million and $14.7 million for the same periods in 2004.

The increase in earned premium was primarily attributable to premium growth in 2004 and 2005. Partially offsetting the increases in earned premiums were reinsurance reinstatement premiums of $3.2 million for the three and nine months ended September 30, 2005, compared to $1.5 million for the same periods in 2004.

The excess and surplus lines segment's loss ratios were 70.3% and 63.3% for the three and nine months ended September 30, 2005, respectively. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2005 was $8.5 million in catastrophe losses resulting from the hurricanes that made landfall during the quarter. Partially offsetting these losses was favorable development on the 2004 hurricanes losses of $1.5 million and $3.4 million for the three and nine months then ended. The loss ratio for the three and nine months ended September 30, 2004 were 82.5% and 67.3%, respectively, and included $15.4 million in catastrophe losses resulting from the four hurricanes that made landfall during the quarter. Loss reserves for the excess and surplus lines were $619.5 million as of September 30, 2005, compared to $454.7 million as of September 30, 2004.

The expense ratio for the three months ended September 30, 2005 was 31.3%, compared to 30.0% for the same period ended in 2004. The expense ratios were 31.0% and 30.0% for the nine months ended September 30, 2005 and 2004, respectively. The increases were primarily attributable to start-up costs associated with the renewal rights acquisition and Argonaut Specialty. The expenses associated with these activities increased underwriting, acquisition and insurance expenses by $7.3 million and $10.9 million for the three and nine months ended September 30, 2005.

The increase in net investment income was the result of higher invested assets due to positive cash flows, combined with capital contributions over the past year. Net invested assets were $804.1 million as of September 30, 2005, compared to $580.8 million at September 30, 2004.

Select markets. The following table summarizes the select markets results of operations for the three and nine months ended September 30, 2005 and 2004:

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2005           2004           2005            2004
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                            $ 60.1         $ 60.7        $ 171.1         $ 156.0
                                                            =============  =============  =============   =============
Earned premiums                                                     44.7           40.3          136.8           107.2
Losses and loss adjustment expenses                                 28.9           27.2           87.3            71.3
Underwriting expense                                                13.2           11.2           42.7            32.8
                                                            -------------  -------------  -------------   -------------
Underwriting income                                                  2.6            1.9            6.8             3.1
Investment  income, net                                              3.6            2.7           10.4             7.8
                                                            -------------  -------------  -------------   -------------
Income before taxes                                                $ 6.2          $ 4.6         $ 17.2          $ 10.9
                                                            =============  =============  =============   =============
Combined ratio                                                     94.4%          95.1%          95.1%           97.0%
                                                            =============  =============  =============   =============

The slight decline in gross written premiums for the three months ended September 30, 2005 as compared to 2004 was the result of a decrease in premiums from new business due to increased price competition, primarily in the grocery program. Premiums from new business were $11.6 million for the three months ended September 30, 2005, compared to $27.7 million for the same period ended in 2004. Partially offsetting the decline in premiums from new business was an increase in renewal premiums of $15.2 million, from $33.0 million for the three months ended September 30, 2004 to $48.2 million for the same period in 2005. The increase in renewal premiums was primarily attributable to a larger base of expiring policies in 2005 as compared to 2004. Additionally, the segment recorded $0.3 million in gross written premiums for premiums assumed under various reinsurance contracts.

The increase in gross premiums written for the nine months ended September 30, 2005 was the result of an increase in premiums from renewal premiums. Renewal premiums were $130.5 million for the nine months ended September 30, 2005, compared to $89.8 million for the same period in 2004. Premiums from new business declined to $39.5 million for the nine months ended September 30, 2005, from $65.3 million for the same period in 2004 due to the competition discussed above. Gross written premiums include premiums assumed under reinsurance contracts of $1.1 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively.

The increase in earned premium was primarily attributable to premium growth in 2004 and 2005. Partially offsetting the increases in earned premiums were reinsurance reinstatement premiums of $1.6 million for the three and nine months ended September 30, 2005, compared to $0.1 million for the same periods in 2004.

The loss ratios for the three and nine months ended September 30, 2005 were 64.8% and 63.8%, respectively. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2004 was $0.6 million in catastrophe losses resulting from the hurricanes that made landfall during the quarter. The loss ratios for the three and nine months ended September 30, 2004 were 67.4% and 66.5%, respectively. Losses and loss adjustment expenses for the three and nine months ended September 2004, included approximately $1.1 million in catastrophe losses related to the four hurricanes that made landfall in the southeastern United States. Loss reserves for the select markets segment were $256.8 million and $206.8 million as of September 30, 2005 and 2004, respectively.

The expense ratios for the three and nine months ended September 30, 2005 were 29.6% and 31.3%, respectively, compared to 27.7% and 30.5% for the same periods in 2004. The increase in the expense ratio for the three and nine months ended September 30, 2005 was the result of the decrease in earned premiums due to reinsurance reinstatement premiums.

The increase in investment income for the three and nine months ended September 30, 2005, as compared to the same period in 2004, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $334.6 million as of September 30, 2005, compared to $282.1 million as of September 30, 2004.

Risk management. The following table summarizes the results of operations for the risk management segment for the three and nine months ended September 30, 2005 and 2004:

                                                                 Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2005           2004           2005            2004
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                            $ 32.9         $ 52.3        $ 107.6         $ 136.9
                                                            =============  =============  =============   =============
Earned premiums                                                     23.8           23.6           66.3            90.5
Losses and loss adjustment expenses                                 22.0           15.8           44.0            58.6
Underwriting expense                                                10.6           10.1           31.6            40.0
                                                            -------------  -------------  -------------   -------------
Underwriting loss                                                   (8.8)          (2.3)          (9.3)           (8.1)
Investment  income, net                                              8.3            7.1           24.1            21.8
                                                            -------------  -------------  -------------   -------------
Income (loss) before taxes                                        $ (0.5)         $ 4.8         $ 14.8          $ 13.7
                                                            =============  =============  =============   =============
Combined ratio                                                    136.7%         109.5%         114.0%          108.9%
                                                            =============  =============  =============   =============

The Company announced on August 29, 2005 that it agreed to sell the renewal rights to a substantial portion of its risk management business to XL America, Inc. ("XL"). Under the agreement, XL began offering renewal quotes to selected risk management clients beginning in September, 2005. In addition, customers renewing with XL will continue to have access to claims management and loss control services under an agreement reached by XL with Argonaut Claim Services, Ltd., a subsidiary of Argonaut Group, Inc.

The risk management segment focused on casualty risk management solutions written on a loss sensitive basis. The sale of the renewal rights as well as heightened competition for this type business reduced gross written premium for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Gross written premiums for loss sensitive policies were $20.4 million for the three months ended September 30, 2005, of which $17.4 million was renewal business and $3.0 million was new business. Gross written premiums were $38.5 million for the three months ended September 30, 2004, of which $25.5 million was renewal business, $8.9 million was new business and $4.1 million was related to endorsements and cancellations. Gross written premiums for loss sensitive policies were $69.6 million and $101.5 million for the nine months ended September 30, 2005 and 2004, respectively.

Included in gross written premiums for the three and nine months ended September 30, 2005 were $10.2 million and $28.6 million primarily related to premium written for insurance programs marketed by certain state funds. Gross written premium under these agreements were $9.0 million and $20.4 million for the same periods in 2004. The Company cedes 100% of the premium written under these agreements to the respective state funds and receives a ceding commission.

Premiums assumed under quota share agreements with insurance subsidiaries of HCC Insurance Holdings, Inc. ("HCC") for directors and officers coverage were $1.8 million and $4.8 million for the three and nine months ended September 30, 2005. Premiums assumed under these agreements were $2.0 million and $7.2 million for the same periods in 2004. The remaining written premiums for 2005 and 2004 consist of premiums assumed from involuntary pools along with premium adjustments for products for which the Company had previously exited.

Earned premiums for the three months ended September 30, 2005 and 2004 were $23.8 million and $23.6 million, respectively. Earned premiums were reduced by $0.2 million and $7.0 million for the three months ended September 30, 2005 and 2004, respectively, for retrospectively rated policy premium adjustments. Earned premiums for the HCC directors and officers coverage was $1.8 million in the third quarter of 2005 compared to $3.0 million for the third quarter of 2004 as the Company decreased its quota share assumed percentage for this business effective January 1, 2004. Earned premiums for the nine months ended September 30, 2005 and 2004 were $66.3 million and $90.5 million, respectively. Year to date earned premiums are reduced by $6.2 million in 2005 and $10.6 million in 2004 for retrospectively rated policy premium adjustments. Earned premiums for the HCC directors and officers coverage was $4.1 million in the third quarter of

2005 compared to $12.2 million for the third quarter of 2004. The sale of renewal rights to XL as well as heightened competition reduced earned premiums for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The remaining earned premiums for 2005 and 2004 consist of premiums assumed from involuntary pools along with premium adjustments for products for which the Company had previously exited.

Losses and loss adjustment expense for the three and nine months ended September 30, 2005 resulted in a loss ratio of 92.5% and 66.4%, respectively, compared to 66.7% and 64.7% for the same periods in 2004. Third quarter losses for 2005 includes an $8.0 million increase to the allowance for doubtful accounts related to certain reinsurance treaties from prior accident years, which added approximately 33.6% to the quarterly loss ratio. Year to date prior accident year loss expense was $2.7 million which added 4.1% to the loss ratio, with the $8.0 million increase offset by $2.0 million favorable development primarily related to the 2001 through 2004 years, and $3.3 million favorable development for involuntary pool losses. Loss reserves were $645.8 million and $643.5 million as of September, 30 2005 and 2004, respectively.

The expense ratios for the three and nine months ended September 30, 2005 were 44.2% and 47.6%, respectively, compared to 42.8% and 44.2% for the same periods in 2004. There was $0.4 million of restructuring costs recorded in the third quarter of 2005 related to severance costs for employee terminations related to the sale of renewal rights to XL. The overall increase in expense ratios is primarily a result of lower premium earned due to higher retrospectively rated policy return premiums in 2004 compared to 2005, increased competition for loss sensitive policies, and a shift toward large deductible policies which incur approximately the same amount of underwriting costs as do retrospectively rated policies.

Investment income increased in the three and nine months ended September 30, 2005 compared to 2004 primarily due to higher yields on invested assets.

Public entity. The following table summarizes the public entity segment results of operations for the three and nine months ended September 30, 2005 and 2004:

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            ----------------------------  -----------------------------
(in millions)                                                   2005           2004           2005            2004
                                                            -------------  -------------  -------------   -------------
Gross written premiums                                            $ 26.8         $ 43.0         $ 55.0          $ 74.7
                                                            =============  =============  =============   =============
Earned premiums                                                     13.2           17.0           45.7            44.6
Losses and loss adjustment expenses                                  8.2           12.0           27.7            29.2
Underwriting expense                                                 4.7            5.7           16.0            15.0
                                                            -------------  -------------  -------------   -------------
Underwriting income (loss)                                           0.3           (0.7)           2.0             0.4
Investment  income, net                                              1.2            0.5            3.5             1.2
                                                            -------------  -------------  -------------   -------------
Income (loss) before taxes                                         $ 1.5         $ (0.2)         $ 5.5           $ 1.6
                                                            =============  =============  =============   =============
Combined ratio                                                     97.2%         104.5%          95.6%           99.3%
                                                            =============  =============  =============   =============

The decrease in gross written premiums for the three and nine months ended September 30, 2005 as compared to 2004 was primarily the result of lower new business written in 2005 than in 2004. During the three and nine months ended September 30, 2005, the public entity segment's new business was approximately $2.3 million and $5.9 million, respectively, compared to $20.4 million and $32.5 million, respectively, for the same periods in 2004. Included in the new business for the three and nine months ended September 30, 2004 was $10.1 million and $14.1 million, respectively, attributable to a renewal rights agreement entered into in the fourth quarter of 2003. The decrease in the new business is a reflection of the change in a key distribution partner in several states, the increasingly competitive market and the continual emphasis of underwriting quality and discipline. For the three months ended September 30, 2005, the public entity segment's renewal business was approximately $24.5 million compared to $22.6 million for the same period in 2004. For the nine months ended September 30, 2005, the public entity segment's renewal business was approximately $49.1 million compared to $42.2 million for the nine months ended September 30, 2004. Gross premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insured's fiscal year end.

The decrease in earned premiums for the three months ended September 30, 2005, as compared to the same period in 2004 was primarily attributable to the lower premium writings in 2005 than 2004. The lower earned premium is also impacted by $0.7 million in reinstatement premiums recorded during the period ended September 30, 2005 associated with catastrophic events occurring during this period, compared to reinstatement premiums of $0.2 million for the same period in 2004. The increase in earned premiums for the nine months ended September 30, 2005, as compared to the same period in 2004 was primarily attributable to the higher business inforce during the first nine months of 2005 as compared to the same period in 2004.

The loss ratio for the three and nine months ended September 30, 2005 were 61.7% and 60.6%, respectively, compared to 70.7% and 65.6% for the same periods in 2004. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2005 was $0.1 million in catastrophe losses resulting from the hurricanes that made landfall during the third quarter of 2005. Losses and loss adjustment expenses for the three and nine months ended September 2004, included approximately $1.2 million in catastrophe losses related to the four hurricanes that made landfall in the southeastern United States. Loss reserves for the public entity segment were $82.8 million and $52.3 million as of September 30, 2005 and 2004, respectively.

The expense ratio for the three and nine months ended September 30, 2005 was 35.5% and 35.0%, respectively, compared to 33.8% and 33.7%, respectively, for the same periods in 2004. The increase in the expense ratios from 2004 to 2005 was primarily related to higher catastrophe reinsurance premiums and acquisition expenses.

The increase in investment income for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, was primarily the result of an increase in invested assets due to positive cash flows as well as higher investment yields. Invested assets were $115.7 and $97.2 million as of September 30, 2005 and 2004, respectively.

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

                                                                           September 30,
                                                               ---------------------------------------------
                                                                       2005                    2004
                                                               ---------------------   ---------------------
(in millions)                                                    Gross       Net        Gross        Net
                                                               ---------- ----------   ---------  ----------
Environmental and asbestos:
Loss reserves, beginning of the period                            $176.4     $161.9      $219.5      $180.0
Incurred losses                                                      4.3        6.2         4.7           -
Losses paid                                                          9.6        7.9        41.2        11.7
                                                               ---------- ----------   ---------  ----------
Loss reserves - environmental and
  asbestos, end of the period                                      171.1      160.2       183.0       168.3
Other run-off lines                                                 39.0       30.4        45.4        35.4
Net reserves ceded - retroactive
reinsurance contract                                                   -          -           -       (41.8)
                                                               ---------- ----------   ---------  ----------
Total reserves - run-off lines                                    $210.1     $190.6      $228.4      $161.9
                                                               ========== ==========   =========  ==========

For the three and nine months ended September 30, 2005, the run-off line reported a segment loss of $6.3 million, compared to $0 for the same periods in 2004. The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on an annual basis. The Company completed the 2005 analysis during the three months ended September 30, 2005. As a result of this analysis, the Company recorded an additional $0.2 million in reserves. Additionally, the Company strengthened its unallocated loss adjustment expense reserves by $4.1 million based on this analysis. Losses and loss adjustment expense for the three and nine months ended September 30, 2005 include a $2.0 million increase to the allowance for doubtful accounts related to certain reinsurance treaties from prior accident years.

In the opinion of management, the Company's reserves for the run-off lines represent the best estimates of its ultimate liabilities based on currently known facts and trends, current laws, current technology and assumptions considered reasonable where specific facts are not known. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Reinsurance

The Company purchases Excess of Loss property catastrophe reinsurance ("Property Cat Treaty") for the following three business segments: excess and surplus, select markets and public entity. This coverage is purchased to provide the Company with protection against high severity property loss events. Under the terms of the Property Cat Treaty, coverage is provided to the Company as follows: Layer 1- 95% of $2.5 million excess of $1.5 million (applies only to the select markets and public entity segments), Layer 2 - 95% of $3.5 million excess of $4 million, Layer 3 - 95% of $7.5 million excess of $7.5 million, Layer 4 - 95% of $15 million excess of $15 million, Layer 5 - 95% of $30 million excess of $30 million. The above reinsurance limits apply to losses and loss adjustment expenses incurred by the Company on a per occurrence basis, after any recoveries from underlying reinsurance contracts.

The Property Cat Treaty provides the Company with coverage for each occurrence during the term of the Property Cat Treaty. Maximum coverage for all occurrences provided by a layer is stated in terms of reinstatements. Reinstatements provide an additional full limit of coverage for an event with respect to a stated layer for consideration of additional reinsurance premium. The maximum amount of coverage provided the Company by a reinsurance layer for all events during the term of the contract is the stated per occurrence coverage provided by the layer, plus the original coverage provided by the layer times the number of reinstatements. The Company is provided with one reinstatement for Layers 1 and 3 through 5. The Company is provided with two reinstatements for Layer 2. During the third quarter of 2005, the Company purchased a third event cover for the 95% of $7.5 million excess of $7.5 million layer.

As a result of the hurricane activity along the Gulf Coast in the third quarter of 2005, the Company has ceded $43.3 million in losses under this treaty. The Company has coverage remaining under this treaty as follows:

o Layer 1 - 20% of the coverage within this layer
o Layer 2 - The Company has a full layer of coverage remaining
o Layer 3 - 85% of the coverage within this layer, plus the full third event cover purchased in the third quarter of 2005
o Layer 4 - The Company has a full layer of coverage remaining
o Layer 5 - 55% of one coverage remaining, plus one full layer of coverage

The Company expects the remaining coverage to provide sufficient coverage for the hurricane activity which occurred in October 2005.

Pensions

Effective November 2003, the Company curtailed its pension plans. For the three and nine months ended September 30, 2005, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plan will be required during the current year. Management currently is evaluating formal termination of the pension plans. Termination of the plans or reductions in the number of employees may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

The discussion of related party transactions is included in "Note 10 - Related Party Transactions" in the Notes to the Financial Statements, included in Item 1 "Consolidated Financial Statements."

Liquidity and Capital Resources

The Company's principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the nine months ended September 30, 2005, consolidated net cash provided by operating activities was $245.0 million, compared to $80.1 million for the same period in 2004. The increase in cash flows from operating activities for the nine months ended September 30, 2005 as compared to 2004 was primarily attributable to increased premiums volumes within the excess and surplus lines and reduced tax and claim payments. Cash collected by the excess and surplus segment for new business due to the renewal rights acquisition and Argonaut Specialty were approximately $65.0 million. Net cash provided by operations for the nine months ended September 30, 2004, as compared to the same period in 2005, was reduced by $33.1 million due to increased claims payments, primarily in the run-off lines. Net cash flows from operations for the nine months ended September 30, 2005 includes net tax payments of $3.0 million, compared to $23.6 million for the same period ended 2004. During the nine months ended September 30, 2005, the Company received $45.0 million in settlement of the Los Angeles County Metropolitan Transit Authority lawsuit.

On September 14, 2005, Argonaut Group Statutory Trust X ("Trust X"), a wholly owned subsidiary of the Company, sold 30,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2035 from the Company. The Debentures have the same payment terms as the Capital Securities.

The initial interest rate on the Debentures and the Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company's existing and future senior indebtedness. After September 15, 2010, the Company will have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2010 upon the happening of specified events.

On October 5, 2005, the Company sold 1.4 million shares of its common stock, par value $0.10 per share, in an underwritten public offering. The sale was made pursuant to an Underwriting Agreement, dated October 5, 2005, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $26.75 per share, less an underwriting discount of 4.3%. The net proceeds from the sale of the common stock were approximately $35.8 million, after deducting the underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from this offering for general corporate purposes, including capital contributions to its insurance subsidiaries and funding for potential acquisitions. The Company has also granted the underwriters an option to purchase an additional 210,000 shares of common stock to cover over-allotments. The over-allotment was exercised and closed on October 31, 2005 for the full 210,000 shares, resulting in net proceeds of $5.4 million.

The Company has access to various liquidity sources including holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes that the Company has sufficient liquidity to meet its needs.

For the three and nine months ended September 30, 2005, the Company did not pay dividends to holders of its common stock. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's Board of Directors and will depend upon many factors, including the Company's financial condition, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

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

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies:
U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. The Company received payments of $0.4 million and $1.5 million on this contract for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2005, the Company recorded a loss on the foreign currency translation of $0.1 million and $0.3 million, respectively. Foreign currency translation gains/losses were insignificant in 2004. Management is unable at this time to estimate future foreign currency gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poors 500. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders' equity as of September 30, 2005.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk if issuers call their securities and the Company reinvests the proceeds at lower interest rates. Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds ("AAA" rated U.S. treasury notes and government agencies and "A minus" or better for municipal bonds, corporate bonds and preferred stocks), or in securities which are guaranteed by the United States federal government. Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than "BBB minus."

The Company regularly evaluates its investment portfolio for indications of other than temporary impairment to individual securities. During the three and nine months ended September 30, 2005, the Company recorded other than temporary impairments of $0.2 million and $0.8 million, respectively. The Company did not recognize any other than temporary impairments on its investment portfolio for the three and nine months ended September 30, 2004.

The Company regularly monitors the status of its investment portfolio to determine if securities in an unrealized loss position have an other than temporary impairment. As of September 30, 2005, the Company had gross unrealized losses of $27.5 million, of which $16.4 million were in an unrealized loss position for less than one year and $11.1 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $24.2 million of the total unrealized losses, of which $10.3 million was in an unrealized loss position for one year or greater, and was primarily due to interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company's external investment advisors; market liquidity; and the Company's intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of the Company's investments in equity and fixed income securities as of September 30, 2005 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2004.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Except as noted below, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

Effective April 1, 2005, the Company entered into an agreement with Fireman's Fund Insurance Company to acquire the renewal rights and certain operating assets of its Binding Authority business segment, which was underwritten by Interstate Insurance Group, a subsidiary of Fireman's Fund Insurance Company. Management is currently working to integrate the assets acquired into the Company's established system of internal controls, but has not completed the integration as of the date of this Quarterly Report on Form 10-Q. As of the date of this filing, management has begun the process to document and test the system of internal controls surrounding the renewal rights acquisition, but has not completed this testing. Management is continuing the documentation and testing process.

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

Argonaut Insurance Company responded to the complaint and brought certain counterclaims against the MTA in connection with the facts underlying the lawsuit regarding the coverage provided under the insurance policy issued, particularly reimbursement of claims paid on behalf of the MTA by Argonaut Insurance Company. The Company asserted that it was owed approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy and such amount was included in premiums receivable.

On August 25, 2005, the Company announced that it had settled the suit in consideration of a cash payment to Argonaut in the amount of $45.0 million and agreement by the MTA to make future payments to Argonaut out of funds recovered by the MTA from its excess liability insurers for the period covered by the settlement. The $45.0 million cash payment was received by the Company on September 13, 2005.

Refer to Part I, Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 that the Company filed with the Securities and Exchange Commission on March 14, 2005 for additional discussion of the Company's pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2005, Century Capital Partners III, L.P. converted 400,000 shares of the Company's Series A Mandatory Convertible Preferred Stock into the Company's common stock.

The above issuance of shares of the Company's common stock upon conversion of the Series A Mandatory Convertible Preferred Stock was made in reliance on the exemption provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

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



/s/ Byron L. LeFlore, Jr.
--------------------------
Byron L. LeFlore, Jr.
General Counsel and Senior Vice President



November 9, 2005

                                  EXHIBIT INDEX

 Exhibit    Description
   No.
   12.1     Statement of Computation of Ratio of Earnings to Fixed Charges
            and Preferred Stock Dividends

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