Form 10-K
period 2005-12-31
ARGONAUT GROUP INC
filed 2006-03-15
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value of $0.10 per share

(Title of securities)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the common stock held by nonaffiliates was approximately $622.9 million.

As of March 10, 2006, the Registrant had 31,204,882 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argonaut Group, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006

Argonaut Group, Inc

Annual Report on Form 10-K

For the Year Ended December 31, 2005

Forward Looking Statements

This report on Form 10-K contains “forward looking statements,” including but not limited to, those under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section relating to liquidity and capital resources, significant accounting policies, the discussion of asbestos and environmental liability claims, the notes to the consolidated financial statements, and other sections herein, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on Argonaut Group, Inc.’s (the “Company”) current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company’s products, the effect of general economic conditions, man-made and natural disasters, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

PART I.

Item 1. Business

Business Overview

Argonaut Group, Inc. (referred to herein with its wholly owned subsidiaries as “Argonaut Group” or the “Company”) is a national underwriter of specialty commercial insurance in niche areas of the property-casualty insurance market, providing a variety of specialty products in all 50 states on both an admitted and non-admitted basis. Through its operating subsidiaries, Argonaut Group offers insurance products tailored to the needs of its customers’ business and risk management strategies, underwriting multi-line coverages in four primary areas: excess and surplus lines, select markets, public entity and risk management. The Company’s growth has been achieved both organically through a focused operational strategy and underwriting discipline and as a result of acquisition activity. The Company focuses on specialty products capable of generating underwriting profits through its multi-channel distribution network. The following is a summary of the structure of the Company and its primary subsidiaries.

Legal Structure

Argonaut Group, Inc. is a public holding company which operates through a variety of wholly owned licensed insurance companies and agencies, non-insurance management and service companies, and holding company subsidiaries. A summary of the Company’s principal subsidiaries engaged in external business activities follows.

Argonaut Insurance. Argonaut Insurance Company is a wholly owned subsidiary of Argonaut Group, Inc. During 2005 it was the sole parent of the following insurance subsidiaries: Argonaut-Midwest Insurance Company, Argonaut-Southwest Insurance Company, Select Markets Insurance Company (formerly Argonaut Northwest Insurance Company), and Argonaut Limited Risk Insurance Company (formerly Georgia Insurance Company). Argonaut Insurance Company and these wholly owned insurance subsidiaries are collectively identified herein as “Argonaut Insurance.” Argonaut Insurance Company and its wholly owned insurance subsidiaries have entered into an intercompany pooling agreement whereby all premiums, losses and associated underwriting expenses are allocated between the members of the pool. Argonaut Insurance provides primary coverage and quota share reinsurance in support of lines offered within each of the Company’s business segments. During 2005, Argonaut Insurance was a member of the Company’s Risk Management business segment, which focused on workers’ compensation coverage. Effective October 1, 2005, the Company sold renewal rights to a substantial portion of the business written by the Risk Management segment to XL America, Inc. (see further discussion below).

Great Central. Argonaut Great Central Insurance Company (“Great Central”) is also a wholly owned subsidiary of Argonaut Insurance Company. Effective January 1, 2006, Argonaut Insurance Company contributed Select Markets Insurance Company and Argonaut Limited Risk Insurance Company to Great Central, although each of these two companies continues to participate in Argonaut Insurance intercompany pooling agreement. Specializing in commercial insurance products tailored to niche markets, Great Central is a member of the Company’s Select Markets business segment.

Rockwood. Rockwood Casualty Insurance Company is a wholly owned subsidiary of Front Royal, Inc., a holding company of which Argonaut Insurance Company is the sole parent. Somerset Casualty Insurance Company is a wholly owned subsidiary of Rockwood Casualty Insurance Company. Rockwood Casualty Insurance Company and Somerset Casualty Insurance Company have entered into an intercompany pooling agreement for Pennsylvania workers’ compensation policies and are collectively referred to herein as “Rockwood.” Specializing in mining risks, Rockwood is a member of the Company’s Select Markets business segment.

Colony. Colony Insurance Company is a wholly owned subsidiary of Argonaut Group, Inc. and the sole parent of Colony Specialty Insurance Company. Colony National Insurance Company is an insurance subsidiary owned by Front Royal, Inc., Colony Insurance Company, and Rockwood Casualty Insurance Company. Colony Insurance Company, Colony National Insurance Company, and Colony Specialty Insurance Company, (collectively identified herein as “Colony”), have entered into a pooling agreement whereby all premiums, losses and associated underwriting expenses are allocated between members of the pool. Colony is an underwriter of excess and surplus lines (“E & S”) coverage. Colony is a member of the Company’s Excess and Surplus Lines business segment.

Argonaut Specialty. Argonaut Specialty Insurance Services is a wholly owned service company of Colony Insurance Company licensed as an insurance brokerage in certain states. Founded in 2005, it facilitates excess and surplus lines business written through the Company’s insurance subsidiaries, which business is accounted for separately by the Company as attributable to “Argonaut Specialty” within the Company’s Excess and Surplus Lines business segment.

Trident. Trident Insurance Services LLC is a wholly owned subsidiary of the Company which operates as a licensed managing general underwriter. It specializes in underwriting and servicing insurance for governmental entities written through the Company’s insurance subsidiaries. Business produced through its activities is accounted for separately by the Company as attributable to “Trident” within the Company’s Public Entity business segment.

Grocers Insurance. In December 2003, the Company entered into an agreement to acquire the renewal rights and certain operating assets of the Grocers Insurance operating unit of Royal & Sun Alliance USA, Inc. in Portland, OR, and subsequently purchased from the same seller Grocers Insurance Agency. Specializing in underwriting and servicing insurance tailored to the needs of independent grocers written through the Company’s insurance subsidiaries, business attributable to this operating unit is accounted for separately within the Company’s Select Markets business segment as “Grocers Insurance.”

Argonaut Clams Services. In 2005, the Company created Argonaut Claims Services, Ltd., a wholly owned service company which serves as a third party administrator providing claims management and loss control services to other insurance companies and their insureds.

AGI Properties. AGI Properties, Inc. is a wholly owned non-insurance subsidiary of Argonaut Insurance Company which owns and leases one property as well as managing certain assets for the Company.

Argonaut Group, Inc. was incorporated in Delaware in 1986 and its executive offices are located at 10101 Reunion Place, Suite 500, San Antonio, Texas 78216. Its telephone number is (210) 321-8400. The Company’s website address is www.argonautgroup.com.

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

Business Segments and Products

For the year ended December 31, 2005, the Company’s operations included four continuing business segments: Excess and Surplus Lines, Select Markets, Public Entity and Risk Management. Following the Company’s renewal rights sale in October 2005 of a substantial portion of the business underwritten by the Risk Management segment, premium writings in the segment were minimal in the fourth quarter and will continue to trend downward in 2006. Additionally, the Company continues to service a separate run-off segment comprised of liabilities associated with policies written in the 1970s and into the mid-1980s by Argonaut Insurance. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 - 45 and note 13 “Segment Information” in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines. Excess and surplus lines carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite due to the unique risk characteristics of the insureds or the lack of insurers offering such coverage, which may be caused by physical perils, the nature of the business or the insured’s loss experience. Through Colony and Argonaut Specialty, the Excess and Surplus Lines business segment (also referred to as the “E & S” segment), is able to underwrite these risks with more flexible policy terms at unregulated premium rates on a non-admitted basis using two separate platforms to reach different sectors of the marketplace.

Colony has the ability to write as an approved non-admitted insurer in 49 states, the District of Columbia and the U.S. Virgin Islands. Colony focuses on risks that the standard market chooses not to underwrite for varied reasons but the classes of business underwritten tend to be reflective of the standard market. Colony distributes its products through two channels: (a) its contract division and (b) its brokerage division. The contract division accounted for approximately 58% of its premium volume during 2005. The brokerage division accounted for the remaining 42% of Colony’s premium volume. Both the contract division and brokerage division underwrite property and casualty products for a wide variety of industries (see further discussion under Marketing – Excess and Surplus Lines). Colony provides commercial liability, commercial property, product liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day care centers and manufacturers and professional coverages for health care providers and other professionals. Average premium varies by program and range from a low of approximately $2,000 to $25,000 per policy.

On April 1, 2005, the Company announced it had entered into an agreement to acquire the renewal rights and certain operating assets of the Binding Authority business segment of Interstate Insurance Group, a subsidiary of Fireman’s Fund Insurance Company. In the second quarter of 2005, the Company began offering coverage through Colony in place of expiring Interstate polices to clients meeting its underwriting criteria. For the year ended December 31, 2005, accounts obtained through this renewal rights acquisition accounted for $123.3 million in gross written premiums within the Company’s E&S lines segment. A portion of this business, primarily the commercial automobile coverage, was written on an admitted basis through Argonaut Insurance.

Argonaut Specialty began operations in the second quarter of 2005 to provide primary general liability, excess\umbrella coverage and property lines of business primarily for non-admitted risks which are larger in size and complexity than those traditionally targeted by Colony. Argonaut Specialty’s business mix consists of approximately 34% from primary general liability coverages, with an average premium per policy of approximately $80,000; 48% from excess/umbrella coverages with an average premium per policy of approximately $70,000; and, 18% from property lines with an average premium per policy of approximately $50,000. For the year ended December 31, 2005, Argonaut Specialty accounted for $73.0 million in gross written premiums for the Company’s E & S segment.

Select Markets. This segment provides property and casualty coverages targeting specific groups of business clients and is underwritten by Great Central, Rockwood, and Grocers Insurance. The underwriting units within the Select Markets segment represent a diverse group of niche markets, each with a tightly focused underwriting appetite and a unique understanding of the businesses that they serve.

Great Central operates as a niche commercial multi-line provider of insurance products currently writing in 47 states. Great Central underwrites its products within closely-related business classes in three broadly defined industries: approximately 67% of gross written premiums from food and hospitality businesses, 18% from religious and other institutions, and 15% from specialty retail businesses. Great Central’s business mix consists of approximately 45% property insurance, 40% liability insurance and 15% workers’ compensation. Average policy size ranges from $4,000 to $16,500 depending on industry type and coverages offered. Great Central provides all commercial lines of business to insureds within their target industries. Great Central manages its geographical diversification, and is currently reducing its exposure in the southern coastal regions.

Rockwood concentrates on underwriting specialty workers’ compensation insurance products and is licensed in 17 states. Premiums written in Pennsylvania, Rockwood’s domiciliary state, accounted for approximately 65% of Rockwood’s business in 2005. Rockwood is a market leader in underwriting coal mining workers’ compensation in Pennsylvania, Illinois, Indiana and Maryland. Rockwood primarily provides workers’ compensation insurance for coal mines, other mining business and small commercial accounts. Rockwood writes policies on both a large deductible basis, with average premium per policy of approximately $197,000, as well as on a guaranteed cost basis for the smaller commercial accounts with average premium per policy of approximately $7,000. In addition, Rockwood provides supporting general liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. The supporting lines of business represented less than 13% of Rockwood’s gross written premiums in 2005.

In December 2003, the Company entered into a renewal rights agreement with Royal & Sun Alliance USA, Inc. to acquire Grocers Insurance. Grocers Insurance provides property and casualty insurance coverage to privately owned independent grocers throughout the United States and currently operates in 40 states. Its coverages include approximately 36% of gross written premiums from property, 38% from general liability, and 26% from workers’ compensation. Average premium per policy ranges from approximately $35,000 for workers’ compensation policies to $38,000 for property and liability policies. Property and liability policies provided through Grocers Insurance are written on a package basis while workers’ compensation and other coverages are written separately.

Public Entity. Trident functions as a managing general underwriter, and provides insurance solutions for small to medium sized governmental entities throughout the United States. Trident offers comprehensive insurance packages, including property, inland marine, crime, general liability, public officials’ liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites a majority of its products through Argonaut Insurance and Great Central.

Risk Management. The Company announced on August 29, 2005 that it sold the renewal rights to a substantial portion of its risk management business to XL America, Inc. (“XL”). Under the agreement, XL began offering renewal quotes to selected Risk Management clients beginning in September, 2005. In addition, customers renewing with XL continue to have access to claims management and loss control services through Argonaut Claims Services.

Workers’ compensation was the primary line of business underwritten by the Risk Management segment, concentrating on casualty risk management solutions for accounts that generally produced annual premiums between $500,000 and $5.0 million. In addition, commercial automobile and general liability policies were written as accompanying lines to the workers’ compensation coverage for certain Risk Management clients. Products offered within this segment were written through Argonaut Insurance and designed to meet the needs of businesses willing and able to bear a substantial portion of the insurance risk through loss sensitive deductible and retrospectively rated policies.

Marketing

The Company differentiates the products and services it delivers through relationships between its various operating companies and wholesale agents, independent agents and brokers. This product strategy allows the members of the Argonaut Group to cross-market products and leverage the Company’s capital strength and branding. This strategy also makes it possible for the Company to offer tailored, innovative solutions for managing risk to its distribution partners using the full range of products and services available within Argonaut Group.

Excess and Surplus Lines. Colony markets and distributes its excess and surplus lines products through wholesale brokers and employs two separate channels. The first is through binding authority agreements with the wholesale broker. The wholesale broker is contracted to quote and issue a policy subject to stringent parameters in a detailed manual provided to the wholesale broker. Approximately 58% of Colony’s gross written premiums are written through binding authority agreements. The second channel consists of wholesale brokers that request quotes for insurance policies on risks not included in the binding agreement. The evaluation, underwriting and policy issuance is completed by Colony, and accounts for approximately 42% of Colony’s gross written premiums.

Argonaut Specialty products are distributed through approximately 30 appointed national and regional wholesale brokers.

Select Markets. Rockwood distribute its product lines through a network of independent retail and wholesale agents, many of which are focused on the mining industry. Great Central’s products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more its targeted niche markets. Grocers Insurance markets its products and services through appointed and non-appointed independent agents that specialize in the grocery risks, as well as through grocery warehouse owned agencies and on a direct basis to selected clients.

Public Entity. Trident provides its insurance products and related services to the public sector through retail agents and a limited number of exclusive marketing partners. Trident manages distribution of its public entity programs to focus primarily on those states offering strong tort immunity or damage caps that serve to reduce the severity of potential losses.

Competition

The Company’s principal competitors cannot be easily classified. The Company’s principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies.

Competition within the excess and surplus lines marketplace comes from a wide range of carriers. In addition to mature companies which operate nationwide, there is competition from carriers formed over the past several years to take advantage of favorable market conditions. Our E & S segment may also compete with national and regional carriers from the standard market willing to write selected accounts on an admitted basis.

Due to the diverse nature of the products offered by the Select Markets segment, competition comes from various sources. The majority of the competition comes from regional companies or regional subsidiaries of national carriers. National carriers tend to compete for larger accounts along all product lines.

The Public Entity segment’s competition is primarily from small to medium size commercial insurers as well as from state and regional risk pools.

The Company’s insurance subsidiaries are rated by A.M. Best. A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns ratings ranging from “A++ (Superior)” to “F (In Liquidation)”. A. M. Best has rated the Company’s insurance subsidiaries as follows: Argonaut Insurance Company as an “A” (Excellent) with a negative outlook; Colony and Rockwood as an “A” (Excellent) with a stable outlook; and Great Central as an “A- (Excellent)” with a stable outlook.

In November 2005, Standard & Poor’s upgraded its financial strength rating of the Company’s insurance subsidiaries to “A-”, with a stable outlook. Standard & Poor’s also upgraded its counterparty credit rating for Argonaut Group, Inc. to “BBB-,” also with a stable outlook.

The rating agencies review the ratings on a periodic basis, and ratings of the Company’s insurance subsidiaries are therefore subject to change or withdrawal at any time. A significant downgrade in these ratings could affect the Company’s competitive position in the insurance industry and make it more difficult for the Company to market its products and result in a material loss of business as policyholders move to other companies with higher financial strength ratings. No assurance can be given that the Company’s primary insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

To remain competitive, the Company’s strategy includes, among other measures, (1) focusing on rate adequacy and underwriting discipline, (2) leveraging its distribution network, (3) controlling expenses, (4) maintaining financial strength and counterparty credit ratings, (5) providing quality services to agents and policyholders and (6) acquiring suitable property and casualty books of business.

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

As an insurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to its shareholders, debt service and for its operating capital. The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed by the states of domicile that regulate the Company’s immediate insurance subsidiaries, which are California for Argonaut Insurance Company and Virginia for Colony Insurance Company. No dividends were paid to the Company by the insurance subsidiaries during 2005. During 2006, Argonaut Insurance Company may be permitted to pay dividends of up to $35.1 million in cash to the Company without approval from the California Department of Insurance, while Colony Insurance Company may be permitted to pay dividends of up to $19.7 million in cash without approval from the Virginia Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Reinsurance

As is common practice within the insurance industry, the Company’s insurance subsidiaries transfers a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance company. Purchasing reinsurance protects primary carriers against the severity of losses incurred on the policies they issue, such as in the case of unusually serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss on one policy or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the primary carrier, there is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. The Company is selective in regard to its reinsurers, seeking out those with strong financial strength ratings from A. M. Best or Standard and Poor’s. However, the financial condition of a reinsurer may change over time based on market conditions. The Company performs credit reviews on its reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. The Company also requires deposit of assets in trust, letters of credit or other acceptable collateral to support balances due from certain reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the state where the Company’s insurance subsidiary is domiciled. However, due to the Company’s longevity, it has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company’s results of operations and financial condition.

Much of the Company’s reinsurance is secured on an excess of loss basis. Under an excess of loss arrangement, the insurance subsidiaries retain losses on claims to a specified amount and the reinsurers assume any losses above that amount. The Company’s retention limits vary by business segment. As of December 31, 2005, retention limits by segment were as follows:

•	E & S - $500,000 retention per occurrence, with a maximum retention of $1.25 million per occurrence in limited cases;

•	Select Markets - $400,000 to $500,000 per occurrence;

•	Public Entity - $500,000 per occurrence;

•	Risk Management - $2.0 million per occurrence, with facultative placements being utilized on a policy by policy basis to reduce the retention to $250,000 in certain situations.

In addition to the above coverages, each year the Company purchases a combined package of excess of loss property catastrophe reinsurance (a “Property Cat Treaty) for all business segments exposed to property losses (i.e. excluding Risk Management). This coverage is purchased to provide the Company with protection against high severity property loss events such as hurricanes, earthquakes and other catastrophes. The Property Cat Treaty in effect as of year end 2005 provides the Company with coverage for losses and loss adjustment expenses incurred by the Company on a per occurrence basis, net of amounts recovered by the Company under any other reinsurance treaties applicable to the same occurrence. Coverage is provided within five defined layers of loss limits:

•	Layer 1 - 92.15% of $2.5 million excess of $1.5 million (applies only to Select Markets and Public Entity);

•	Layer 2 - 95.0% of $3.5 million excess of $4.0 million;

•	Layer 3 - 95.0% of $7.5 million excess of $7.5 million;

•	Layer 4 - 95.0% of $15.0 million excess of $15.0 million;

•	Layer 5 - 95.0% of $30.0 million excess of $30.0 million.

The Property Cat Treaty described above provides the Company with coverage for each occurrence associated with a catastrophe loss event during its term, which is scheduled to be renewed in May of 2006. Should the limit of coverage for all occurrences within a particular layer of the Property Cat Treaty be exhausted during prior to the expiration of its term, the Company is entitled to replenish such coverage through purchase of a reinstatement. A reinstatement makes available one additional full limit of coverage within its layer to cover losses from future catastrophic events occurring during the remaining term of the Property Cat Treaty. The Company may purchase one reinstatement for each of Layers 1, 3, 4 and 5 and two reinstatements for Layer 2 under the Property Cat Treaty in effect as of year end 2005 through the end of its term in May of 2006. At any given time, the maximum amount of coverage available to the Company under a particular layer of the Property Cat Treaty for all events occurring during its term can be determined by adding a) the amount of the layer’s original stated per occurrence coverage limit and, b) the amount of the layer’s stated per occurrence coverage limit multiplied by the total number of reinstatements afforded for that layer.

During the third and fourth quarter of 2005, three catastrophic hurricanes (Katrina, Rita, Wilma) made landfall in the southeastern United States and caused unprecedented losses among our policyholders. The Company ceded $69.0 million in losses under the Property Cat Treaty described above and paid premiums for reinstatements in the amount of $6.0 million in connection with these hurricanes. Following these events, the Company purchased additional excess of loss property catastrophe reinsurance to supplement the maximum amount of coverage which remained available under its existing Property Cat Treaty. The Company purchased additional reinsurance for losses falling within the third layer of its existing Property Cat Treaty effective September 22, 2005 and for the second layer effective November 11, 2005. These purchases provide coverage equal to one additional stated per occurrence coverage limit for each layer for losses arising out of any subsequent catastrophic events during the remaining term of the Property Cat Treaty.

At December 31, 2005, the Company’s had coverage remaining within its catastrophe loss property catastrophe reinsurance program as follow:

•	Layer 1 - occurrence limits exhausted;

•	Layer 2 - one full occurrence limit plus $750,000 remaining for a second occurrence;

•	Layer 3 - one full occurrence limit remaining;

•	Layer 4 - 66.0% of one full occurrence limit ($9.5 million) remaining;

•	Layer 5 - one full occurrence limit plus $6.6 million remaining for a second occurrence.

As a result of the four hurricanes that made landfall in the southeastern United States in the third quarter of 2004, the Company ceded approximately $9.7 million in losses and incurred reinstatement premiums in the amount of $2.0 million under the Property Cat Treaty previously in effect which covered losses from that period.

The Company also purchases reinsurance for catastrophe losses which might be incurred on policies issued for workers’ compensation coverage. Effective January 1, 2006, the Company purchased workers’ compensation catastrophe reinsurance providing coverage for losses in excess of $20.0 million up to a limit of $55.0 million with one reinstatement available. Maximum coverage provided for any one life under the terms of the contract is $5.0 million. During 2005, the Company incurred no losses that would have been covered under its workers’ compensation catastrophe reinsurance program in effect for the year.

The Company also utilizes a variety of other reinsurance products to reduce the associated risk. These programs are implemented on an as needed basis.

During 2005, the Company had over $1,055.8 million of gross written premiums of which it ceded, or transferred to reinsurers, approximately $286.3 million, or 27.1% of gross written premiums, for reinsurance protection. As of December 31, 2005, the Company had approximately $76.2 million of paid losses recoverable coupled with approximately $480.6 million of ceded loss reserves from reinsurers for losses that they are or will likely be obligated to reimburse the Company for under reinsurance contracts. Included in these balances was a reserve for doubtful accounts of $18.8 million. The following table summarizes ceded case and incurred but not reported reserves by business segments (net of reserve for doubtful accounts) as of December 31, 2005.

Business segment	Reserves ceded under reinsurance contracts
(in millions)
Excess and surplus lines	$217.9
Select markets	50.5
Public entity	18.7
Risk management	174.5
Run-off lines	19.0

Total ceded reserves	480.6

Paid loss recoverables	76.2
Recoverable on assumed reinsurance	1.4

Receivables due from reinsurers	$558.2

The Company establishes its reserve for doubtful accounts after assessing the ability of reinsurers to satisfy their obligations, and after considering the status of disputed balances that have resulted from disagreements in contract interpretation. The Company regularly monitors its reinsurers for credit quality to assess their ability to pay. Certain of the Company’s reinsurers have experienced deteriorating financial condition and have been downgraded by rating agencies. The Company regularly assesses these reinsurers to determine the collectibility of amounts due. The Company is in dispute with certain reinsurers regarding the circumstances giving rise to reinsured claims, or the applicability of reinsurance contract provisions related to reinsurance balances due the Company. The reserve for doubtful accounts represents management’s best estimate based upon its assessment of reinsurer’s ability to pay reinsurance balances, and management’s assessment regarding the likelihood of collecting disputed balances. It is possible that future financial deterioration of the Company’s reinsurers, or the inability of the Company to prevail in resolving disputed balances, could result in the uncollectibility of certain balances and could have a material adverse effect on our results of operations and/or financial condition.

Included in balances due from reinsurers in the Risk Management segment is $20.0 million due from Trenwick America Reinsurance Corporation (Trenwick), a subsidiary of Trenwick Group, Ltd., related to the commutation of a reinsurance treaty with Trenwick. The Company commuted this Trenwick treaty on December 31, 2005 and expects to receive $20.0 million pending approval from certain regulatory authorities. During the year and prior to the commutation, the Company recorded a $10.0 million increase to the allowance for doubtful accounts by reducing ceded loss reserves and increasing ceded loss expense for potential commutations of reinsurance treaties. Of the $10.0 million, $8.0 million was related to the Trenwick treaty commuted on December 31, 2005. During 2004, the Company recorded a $5.0 million increase to the allowance for doubtful accounts by reducing ceded loss reserves for this treaty, for a total $13.0 million allowance for doubtful accounts as of the December 31, 2005 commutation date. The $13.0 million reduction of ceded loss reserves represents management’s best estimate of losses that will be retained by the Company as a result of commuting this treaty. The Company has approximately $2.9 million of reinsurance balances due for other reinsurance contracts with Trenwick, and these balances remain current as to payment.

The Company entered into a retroactive adverse loss development reinsurance agreement (“the agreement”) with Inter-Ocean N.A. Reinsurance Company, Ltd. (“Inter-Ocean”) effective December 31, 2002 for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. Effective September 15, 2005, the Company commuted the agreement based on the most current actuarial data and the settlement of claims subject to the agreement subsequent to the agreement’s effective date. As a result of the commutation, the Company recognized a gain of $7.0 million, which was recorded as a reduction of loss and loss adjustment expenses in 2005.

Market conditions beyond the Company’s control, such as the amount of capacity in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection the Company purchases. The Company cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If the Company is unable to maintain its current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, the Company would either have to be willing to accept an increase in its net exposures or reduce its premium writings. Since the events of September 11, 2001, reinsurers have generally included terrorism exclusions or limits in their reinsurance agreements. Although this has not materially affected the business written or the Company’s results of operations, future terrorist attacks could lead to claims under insurance policies that have been underwritten by the Company without terrorism exclusions, which could have a material adverse effect on the Company’s results of operations and financial condition.

Additional information relating to the Company’s reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 - 45 and note 3 “Reinsurance” in the Notes to the Consolidated Financial Statements.

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

The estimate of reinsurance balances recoverable related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that are anticipated to be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as and in a manner consistent with the gross losses associated with the reinsured policies.

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

The terrorism peril is deemed by the Company to include the damage resulting from various terrorist attacks through either conventional weapons or weapons of mass destruction such as nuclear or radioactive explosive devices as well as chemical and biological contaminants. The Company continues to review its underwriting data in accessing aggregate exposure to this peril. The Company underwrites against the risk of terrorism with a philosophy of avoidance wherever possible. For both property and casualty exposures; this is accomplished through the use of portfolio tracking tools which identify high risk areas, as well as areas of potential concentration. The Company estimates the probable maximum loss from each risk as well as for the portfolio in total and factors this analysis into the underwriting and reinsurance buying process. The probable maximum loss is model generated and subject to assumptions that may not be reflective of losses incurred for a terrorist act. The Company also seeks to mitigate this exposure through the use of reinsurance. Due to the uncertainty and magnitude of terrorist acts, the Company’s reinsurance protection may be exceeded and have a material effect on the Company’s results of operation and financial position.

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

On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, or TRIA. This federal act provides for the federal government to pay 90% of losses due to terrorist attacks (as defined in the federal act) after insurers reach a specified retention based on prior year’s earned premium. The federal act requires insurers to offer coverage for terrorism (as defined in the federal act) to its commercial policyholders, requires insurers to specifically notify the insured of the premium for such coverage and allows the insured (except workers’ compensation policyholders) to elect to exclude the coverage from the policy.

TRIA was scheduled to expire on December 31, 2005. However, the Terrorism Risk Insurance Extension Act of 2005 (TRIA Extension), was signed by President Bush on December 27, 2005, continuing the federal terrorism backstop coverage through December 31, 2007. The TRIA Extension modifies the terms of TRIA in a number of significant ways. Most notably, the risk retained by the insurance marketplace has been increased substantially, both in the deductible layer and in the vertical coinsurance layer. Under the 2002 act, each insurer’s deductible was set at 7% of its previous year’s direct earned premium for 2003, at 10% for 2004, and at 15% for 2005. The TRIA Extension will increase the deductible to 17.5% of direct earned premium for 2006 and to 20% for 2007.

Since the inception of TRIA, the insurance marketplace has been responsible for bearing 10% of all losses that exceed the deductible, with the federal government bearing the remaining 90%. Total insured losses (including all insurer and government losses) are limited to an aggregate total of $100 billion. The TRIA Extension maintains the insurers’ 10% coinsurance obligation for 2006, but increases this obligation to 15% in 2007. Additionally, the TRIA Extension has increased the event trigger from $5 million in 2005 to $50 million for 2006 and to $100 million for 2007.

Terrorism exclusions are not permitted for workers’ compensation policies under the new federal act or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers’ compensation business, we are considering the added potential risk of loss due to terrorist activity, and this may lead us to decline to write or to renew certain business.

The federal act also does not apply to acts of domestic terrorism or acts that might otherwise be considered acts of terrorism that are not certified by the Secretary of the Treasury to be acts of terrorism under the federal act. We continue to attempt to exclude acts of terrorism not covered under the federal act, subject to state approvals.

However, even when terrorism exclusions are permitted, because our clients may object to a terrorism exclusion in connection with business that we may still desire to write without an exclusion, some or many of our insurance policies may not include a terrorism exclusion. Given the retention limits imposed under the federal act and that some or many of our policies may not include an exclusion for terrorism, future terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.

The Company has discontinued underwriting of certain lines of business; however, the Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in run-off lines are claims related to asbestos and environmental liabilities arising out of general liability policies primarily written in the 1970s and into the mid 1980s, with a limited number of claims occurring on policies written into the early 1990s. Additional discussion on run-off lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 - 45 and note 14 “Run-off Lines” in the Notes to the Consolidated Financial Statements.

The tables on page 13 and 14 present a development of loss and loss adjustment expense reserve liabilities and payments for the years 1996 through 2005. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the years ended December 31, 1996 to 2000 do not include Colony’s and Rockwood’s unpaid losses and loss adjustment expenses since these entities were acquired in 2001. The top line on the tables shows the estimated liability for unpaid losses and loss adjustment expense recorded at the balance sheet date for each of the years indicated.

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

Table I

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)

(Net of Reinsurance)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Reserves for Losses and LAE (1)	$951.0	$884.0	$763.2	$706.5	$757.6	$929.6	$838.2	$965.5	$1,060.8	$1,394.8
Cumulative Amount Paid as of (2)
1 year later	179.0	172.7	149.8	160.9	154.0	200.1	188.7	230.5	183.1
2 years later	309.7	278.7	274.0	282.8	255.1	327.5	348.8	354.1
3 years later	392.7	374.1	373.6	366.3	326.7	449.8	431.9
4 years later	469.5	452.4	442.8	426.4	394.2	509.5
5 years later	537.9	511.8	495.5	487.0	428.4
6 years later	589.8	558.6	550.2	517.3
7 years later	632.0	608.6	587.6
8 years later	678.4	651.8
9 years later	719.6

Reserves Re-estimated as of (3)
1 year later	934.0	819.2	785.4	833.9	773.2	991.5	879.0	964.6	1,216.0
2 years later	895.5	851.1	884.3	835.6	820.3	1,034.0	889.9	1,158.2
3 years later	916.0	922.8	879.8	889.4	851.1	1,053.5	1,090.7
4 years later	979.4	917.9	934.5	919.6	875.7	1,084.9
5 years later	972.5	973.5	966.4	937.2	905.9
6 years later	1,024.9	1,004.9	980.1	968.4
7 years later	1,055.3	1,019.1	1,005.9
8 years later	1,070.1	1,040.7
9 years later	1,090.9

Cumulative (Deficiency) Redundancy (4)	(139.9)	(156.7)	(242.7)	(261.9)	(148.3)	(155.3)	(252.5)	(192.8)	(155.2)

Prior Yr. Cumulative (Deficiency) Redundancy	(119.1)	(135.1)	(216.9)	(230.7)	(118.1)	(123.9)	(51.7)	0.8	0.0

Change in Cumulative (Deficiency) Redundancy	$(20.8)	$(21.6)	$(25.8)	$(31.2)	$(30.2)	$(31.4)	$(200.8)	$(193.6)	$(155.2)

Excluding ADC Reinsurance Commutation (5)
ADC Reinsurance Commutation							176.2

Adjusted Cumulative (Deficiency) Redundancy	(139.9)	(156.7)	(242.7)	(261.9)	(148.3)	(155.3)	(76.2)	(16.5)	21.0

Adjusted Change in Cumulative (Deficiency) Redundancy	$(20.8)	$(21.6)	$(25.8)	$(31.2)	$(30.2)	$(31.4)	$(24.5)	$(17.3)	$21.0

The cumulative difference for 2004 is different from the loss reserve rollforward (see note 6 in the accompanying consolidated financial statements) due to cession activity related to the Adverse Loss Development reinsurance agreement (“ADC”) contract of approximately $0.7 million.

(1)	Original estimated reserves for losses and LAE, net of reinsurance.
(2)	Cumulative amounts, paid, net of reinsurance payments.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.
(5)	Effective September 15, 2005, the Company commuted the ADC, resulting in an increase to total net reserves of $176.2 million.

Table II

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)

(Direct and Assumed Insurance)

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Reserves for Losses and LAE (1)	$1,158.8	$1,063.2	$935.8	$897.4	$930.7	$1,147.8	$1,281.6	$1,480.8	$1,607.5	$1,875.4
Cumulative Amount Paid as of (2)
1 year later	234.7	197.0	177.8	218.9	190.0	246.0	236.7	316.2	275.2
2 years later	389.3	329.6	358.2	375.2	316.1	411.5	464.6	501.0
3 years later	498.5	479.0	490.8	481.6	404.8	594.1	596.1
4 years later	617.0	588.5	580.1	557.1	515.2	688.8
5 years later	712.1	666.8	646.4	659.4	577.7
6 years later	782.5	726.2	740.2	716.8
7 years later	836.1	813.8	792.7
8 years later	919.8	863.4
9 years later	967.0

Reserves Re-estimated as of (3)
1 year later	1,159.7	1,006.2	990.1	1,048.3	966.2	1,265.3	1,370.1	1,489.5	1,604.1
2 years later	1,134.3	1,069.7	1,108.6	1,063.3	1,061.3	1,346.3	1,394.1	1,519.2
3 years later	1,182.5	1,156.5	1,115.1	1,167.6	1,094.0	1,381.4	1,425.7
4 years later	1,248.4	1,162.3	1,219.4	1,197.7	1,146.5	1,405.4
5 years later	1,251.9	1,268.3	1,247.2	1,242.8	1,167.7
6 years later	1,354.4	1,293.2	1,287.9	1,265.5
7 years later	1,375.7	1,329.0	1,305.1
8 years later	1,411.7	1,345.0
9 years later	1,429.3

Cumulative (Deficiency) Redundancy (4)	(270.5)	(281.8)	(369.3)	(368.1)	(237.0)	(257.6)	(144.1)	(38.4)	3.4
Prior Yr. Cumulative (Deficiency) Redundancy	(252.9)	(265.8)	(352.1)	(345.4)	(215.8)	(233.6)	(112.5)	(8.7)	0.0

Change in Cumulative (Deficiency) Redundancy	$(17.6)	$(16.0)	$(17.2)	$(22.7)	$(21.2)	$(24.0)	$(31.6)	$(29.7)	$3.4

(1)	Gross reserves for losses and LAE, prior to the effects of reinsurance.
(2)	Cumulative gross amounts, paid, prior to the effects of reinsurance.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

On September 15, 2005, the Company commuted its ADC retroactive reinsurance contract which originally became effective in 2002. Reserves previously ceded under the contract of $176.2 million are added back to the Reserves Re-estimated section of the Analysis of Losses and Loss Adjustment Expense Development Net of Reinsurance table for the 2002 through 2004 years, and is included in the 2005 Reserves for Losses and LAE line. As a result, the Cumulative (Deficiency) Redundancy line and the Change in Cumulative (Deficiency) Redundancy line include a $176.2 million deficiency related to the commutation for each of the 2002 through 2004 years. Retention of loss reserves previously ceded under the ADC contract did not result in additional loss expense to the Company. To clarify the effect of the commutation on the (Deficiency) or Redundancy, a reconciliation Excluding ADC Reinsurance Commutation has been added to the bottom of the table to show (Deficiency) or Redundancy excluding the effect of losses retained as a result of the commutation.

Net favorable loss development recognized in 2005 for prior accident years was a $21.0 million reduction to losses and LAE. Activity related to the ADC resulted in an $8.6 million reduction to prior accident years’ loss expense. ADC deferred gain amortization during the year prior to the commutation reduced prior accident years loss by $1.6 million. The netting of liabilities in excess of ceded balances recoverable resulting from the commutation reduced prior accident years loss by $7.0 million. The E & S segment had favorable development of $12.7 million consisting of a $5.1 million reduction for 2004 hurricane losses mainly for property lines, and a $7.6 million reduction spread across other lines as losses have generally developed favorably. The Public Entity segment had $3.8 million of favorable development related to favorable trends in both the casualty and property lines of business which is net of $2.0 million of property losses for 2004 hurricanes. The Risk Management segment had $1.1 million of favorable development including $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years, offset by $5.5 million of unfavorable development in workers’ compensation. The unfavorable workers’ compensation development was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, partially offset by favorable development on involuntary pool losses. The Risk Management segment experienced favorable workers’ compensation development on the 2001 through 2004 accident years, which was largely offset by adverse development on older accident years. The Select Markets segment had $400,000 of favorable development resulting from regular and ongoing actuarial analyses. The run-off segment had $6.3 million of unfavorable development with $4.1 million due to an increase in unallocated loss adjustment expenses, and $2.2 million of unfavorable development primarily related to reduced ceded losses resulting from an increase to the allowance for doubtful accounts for unpaid ceded losses for certain reinsurance treaties.

Net loss development recognized in 2004 for prior accident years was $0.8 million. The E & S segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The Select Markets segment had unfavorable development of $3.5 million which was caused by the impact of the workers’ compensation loss reserve discount on prior accident years along with some minor actuarial adjustments. There was a net $5.3 million of favorable development on the Risk Management segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Beginning in 2001, the Risk Management segment began re-underwriting its book of business to loss sensitive policies and less hazardous insureds, and as the actuarial data and related analyses for this business has matured, management reduced its best estimate of ultimate losses. Amortization of the deferred gain on the ADC agreement reduced prior accident year loss expense by $2.3 million.

Loss development recognized in 2003 was primarily the result of the Company’s E & S segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, the Risk Management segment recorded adverse development on one wrap-up account in the amount of approximately $5.0 million and increased the allowance for doubtful accounts for balances due from reinsurers by approximately $5.0 million. The run-off segment decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for run-off lines by $59.8 million related to asbestos and environmental claims incurred on policies written primarily from the early 1970’s to the mid 1980’s. Adverse development during 2001 was primarily attributable to reserve strengthening of the workers’ compensation business within the Risk Management segment.

Adverse loss development recognized in 2000 increased due to experience in the workers’ compensation line of business. In particular, loss experience in California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999, and continuing through 2000 the workers’ compensation industry in California reported results that worsened with each quarter. The impact of the legal ruling increased claim costs for California workers’ compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker’s physician complete control in determining all aspects of a workers’ compensation leave and return to work, minimizing input from insurers. The full effect of this legal change was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers’ claims. It took many months before injured workers with a claim coming under the new legal doctrine went through the system and for new claims to start being administered in the same fashion. As a result, loss estimates established by the

Company, and the industry, in prior years proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased net workers’ compensation loss and loss adjustment expense reserves by $124.0 million during 2000, of which $29.1 million related to the 1999 accident year, $27.5 million related to the 1998 accident year and $13.4 million related to the 1997 accident year. The balance was spread over a number of years, dating back to 1990. Adverse development on these claims continued into 2001, though at a greatly reduced rate. During 2001, the Company recorded an additional $7.0 million in net loss and loss adjustment expense reserves related to its Risk Management segment. During the second quarter of 2004, the primary treating physician presumption created by the Minnear Decision was repealed by the legislature through enactment of Senate Bill 899.

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

The Company utilizes two professional fixed income managers to manage the fixed income portfolios of the insurance subsidiaries under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager, Fayez Sarofim & Co. Short-term investments and the corporate investment portfolio are managed internally.

Additional information relating to the Company’s investment portfolio is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 - 45 and note 2 “Investments” in the Notes to the Consolidated Financial Statements.

Employees

As of February 28, 2006, the Company had 1,077 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursement programs. Management believes that the Company’s relationship with its employees is good.

Item 1A. Risk Factors

An investment in the Company’s common stock involves various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the Commission. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which the Company is currently unaware, or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.

Our results may fluctuate based on many factors, including cyclical changes in the insurance industry.

The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•	rising levels of claim costs that are not known by companies at the time they price their products;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes;

•	changes in reserves resulting from the claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop, including particularly with respect to workers’ compensation, asbestos and environmental claims; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses.

The property and casualty insurance industry is cyclical. The demand for property and casualty insurance can vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. The property and casualty insurance industry and the reinsurance business are also very competitive. During the late 1990s and into 2000, property and casualty insurance companies generally under priced their products, which resulted in poor underwriting results that were partially offset by investment returns. Interest rates decreased in 2000 and underwriting results continued to deteriorate for business written in the late 1990s and into 2000. These factors coupled with additional potential losses due to terrorism and lower investment returns caused the industry to increase pricing beginning in the latter half of 2001. Rate increases continued through 2003 and to a lesser extent in 2004, and the industry’s underwriting results have improved. The pricing environment during 2005 experienced downward pressure, particularly for larger accounts. The hurricane activity during the third quarter of 2005 may result in higher rates for certain property business while reinsurance costs are expected to increase for property catastrophe reinsurance protection but currently the Company is unable to estimate the impact this may have on its financial results, if any. Competition for profitable business in the past has resulted in pressure on pricing and less restrictive terms and conditions, contributing to the cyclical pricing and underwriting results.

These fluctuations in demand and competition and the impact on us of other factors identified above could have a material adverse effect on our business, results of operations and/or financial condition.

Legislation and regulatory changes and increased competition could also adversely impact our results.

A number of new, proposed or potential legislative or industry developments could further increase competition in our industry. These developments could include:

•	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance and reinsurance business as a result of better pricing and/or terms;

•	the enactment of the Gramm-Leach-Bliley Act of 1999 (which permits financial services companies, such as banks and brokerage firms, to engage in certain insurance activities), which could result in increased competition from financial services companies;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and

•	changing practices caused by the Internet, which have led to greater competition in the insurance business.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance and reinsurance available. The significant amount of capital in the property and casualty marketplace has, until recently, resulted in the supply of insurance and reinsurance outpacing demand.

The property and casualty insurance industry is characterized by a large number of competing companies and modest market shares for industry participants.

According to A.M. Best Company, or A.M. Best, generally considered to be the leading insurance industry rating and analysis firm, as of December 31, 2004, there were approximately 2,500 property and casualty insurance companies operating in the United States. We and our insurance subsidiaries ranked among the 250 largest property and casualty insurance company organizations in the United States, measured by net premiums written (83rd), and policyholder’s surplus (92nd). With respect to admitted assets, we and our insurance subsidiaries ranked 83rd relative to our industry peers.

Our principal competitors cannot be easily classified. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies. For our workers’ compensation lines, additional competition comes from state workers’ compensation funds.

Property and casualty insurance is a highly competitive business, particularly with respect to excess and surplus lines, commercial lines and workers’ compensation insurance. Over the past several years, competition has become more intense, due to the efforts of many insurance companies to obtain, maintain and expand market share by offering relatively low premium rates. Competition has grown from established companies and the entry of new competitors into the industry.

As an insurance holding company, we are subject to regulation by certain states.

As an insurance holding company, we are subject to regulation by certain states. All states have enacted legislation that regulates insurance holding companies such as us and our subsidiaries. This legislation generally provides that each insurance company in the holding company is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities.

If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

We record reserves for specific claims incurred and reported and reserves for claims incurred but not reported. The estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims consider our estimate of the ultimate cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs originally estimated and costs re-estimated or incurred. Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. While management believes that amounts included in the consolidated financial statements are adequate, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur. The estimates are periodically reviewed and any changes are reflected in current operations.

Our objective is to set reserves that are adequate and represent management’s best estimate; that is, the amounts originally recorded as reserves should at least equal the ultimate cost to investigate and settle claims. However, the process of establishing adequate reserves is inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental and other long-tailed exposures (those exposures for which claims take a long time to develop or for which the amount of claims payments are not known for a long period of time) now confronting property and casualty insurers. We regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy. Any adjustment to reserves is reflected in underwriting results for the accounting period in which the adjustment is made.

We have received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970’s and into the mid-1980’s. We have established a specialized claims unit that investigates and adjusts asbestos and environmental claims. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. In the third quarter of 2002, we increased our reserve for losses and loss adjustment expenses by approximately $7.0 million for certain policies issued in one office subsequent to 1986 that did not contain this exclusion. Currently, we are not aware of any additional policies issued after 1986 without this exclusion. Through our subsidiary, Rockwood, we have exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers’ compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of our exposure. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

•	potentially long waiting periods between exposure and emergence of any bodily injury or property damage;

•	difficulty in identifying sources of environmental or asbestos contamination;

•	difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage;

•	changes in underlying laws and judicial interpretation of those laws;

•	potential for an environmental or asbestos claim to involve many insurance providers over many policy periods;

•	long reporting delays from insureds to insurance companies;

•	historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims;

•	questions concerning interpretation and application of insurance coverage; and

•	uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure.

Management believes that these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. We currently underwrite environmental and pollution coverages (on a limited number of policies) and underground storage tanks. We establish reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. We annually review our loss and loss adjustment expense reserves for our run-off lines of business, including our asbestos and environmental claims. The review entails a detailed analysis of our direct and assumed exposure. We engage a consulting actuary to assist us in determining a best estimate of ultimate losses and our management evaluates that estimate in assessing the adequacy of the run-off loss and loss adjustment expense reserves. We completed the 2005 analysis during the three months ended September 30, 2005. As a result of this analysis, we increased our loss and loss adjustment expense reserves by $0.2 million. Additionally, we increased our unallocated loss adjustment expense reserves by $4.1 million based on this analysis. We will continue to monitor industry trends and our own experience in order to determine the adequacy of our environmental and asbestos reserves. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on our future financial condition, results of operations and cash flows.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We are subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and/or financial condition.

During the third and fourth quarters of 2005 and 2004, several hurricanes made landfall, one of which was one of the most devastating natural disasters in United States history. We have recorded our best estimate of the reserve for losses and loss adjustment expenses for these events as of December 31, 2005, and continue to evaluate our losses. For the 2005 hurricane activity, we recorded losses and loss adjustment expenses related to these hurricanes, net of reinsurance, of $12.0 million. As of December 31, 2004, we recorded losses and loss adjustment expenses related to the 2004 hurricane activity, net of reinsurance, of $17.7 million. During 2005, we recorded favorable development on the 2004 hurricanes of $3.0 million based on an actuarial review of our claims experience and expected ultimate losses. Additionally, reinstatement premiums related to our property catastrophe reinsurance program were $6.0 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively. Due to the nature of the claims, there are significant uncertainties inherent in the loss estimation process. Due to these significant uncertainties, there can be no assurance that future adverse or favorable loss development will not occur.

We are currently attempting to exclude coverage for losses due to terrorist activity in our insurance policies where our underwriters determined that there was a significant risk of loss from terrorism activities and where permitted by state insurance departments. These policies include high profile locations, public entities and risks located in close proximity to potential terrorist targets. For a significant portion of the commercial insurance business offered by our insurance subsidiaries, excluding our workers’ compensation business, state insurance departments must approve the terms of our insurance forms and new exclusions included in those forms. Most states had approved terrorism exclusions for polices on commercial insurance business, other than workers’ compensation insurance.

Terrorism exclusions are not permitted for workers’ compensation policies under the new federal act or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers’ compensation business, we are considering the added potential risk of loss due to terrorist activity, and this may lead us to decline to write or to renew certain business.

The federal act requires significant retention of terrorism losses by insurers based upon a percentage of earned premium for the prior year on a sliding scale from 7% for 2003, 10% for 2004, and 15% for 2005. Insurers also pay 10% of losses over these retentions up to a maximum industry total of $100 billion. The federal act also does not apply to acts of domestic terrorism or acts that might otherwise be considered acts of terrorism that are not certified by the Secretary of the Treasury to be acts of terrorism under the federal act. We continue to attempt to exclude acts of terrorism not covered under the federal act, subject to state approvals.

However, even when terrorism exclusions are permitted, because our clients may object to a terrorism exclusion in connection with business that we may still desire to write without an exclusion, some or many of our insurance policies may not include a terrorism exclusion. Given the retention limits imposed under the federal act and that some or many of our policies may not include an exclusion for terrorism, future terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.

We face a risk of non-collectibility of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through purchasing reinsurance. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophes. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A. M. Best, Standard and Poor’s, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

We face a risk of non-availability of reinsurance, which could materially and adversely affect our ability to write business and our results of operations and financial condition.

Market conditions beyond our control, such as the amount of capital in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. We cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, we would either have to be willing to accept an increase in our net exposures or reduce our insurance writings. Since the events of September 11, 2001, reinsurers have generally included terrorism exclusions or limits in their reinsurance agreements. Although this has not materially affected the business written or our results of operations, future terrorist attacks could lead to claims under insurance policies that have been underwritten by us without terrorism exclusions, which could have a material adverse effect on our results of operations and financial condition. Due to the hurricane activity in the third quarter of 2005, we believe that reinsurance rates will increase, but are unable to reasonably estimate the level of increase at this time.

Because insurance ratings are important to our policyholders, downgrades in our insurance ratings may adversely affect our business.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies, particularly A.M. Best and Standard and Poor’s, are material to our operations. A.M. Best and Standard & Poor’s currently rate our principal insurance subsidiaries. Ratings are not recommendations to buy our securities.

The rating scales of A.M. Best and S&P, are as follows:

•	A.M. Best—A++ to F (“Superior” to “In Liquidation”)

•	S&P—AAA to R (“Extremely Strong” to “Regulatory Supervision”)

Our insurance subsidiaries are rated by A.M. Best. A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance companies as an indicator of financial strength and security, and are not intended to reflect the quality of the rated company for investment purposes. The A.M. Best ratings of our insurance subsidiaries are as follows: Argonaut Insurance is rated as an “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a negative outlook; Colony and Rockwood are rated as an “A” (Excellent) with a stable outlook; and Great Central is rated as an “A-” (Excellent) (4th highest rating out of 16 rating classifications) with a stable outlook. A.M. Best’s ratings are used by insureds, agents and brokers, and other insurance companies as an indicator of financial strength and security. Its ratings are not intended to reflect the quality of the rated company for investment purposes. A.M. Best reviews its ratings on a periodic basis, and ratings of our insurance subsidiaries are therefore subject to change.

In November 2005, Standard & Poor’s upgraded its financial strength ratings to “A-” on our insurance subsidiaries, with a stable outlook. Standard & Poor’s also upgraded its counterparty credit rating on Argonaut Group, Inc. to “BBB-,” also with a stable outlook.

A significant downgrade in these ratings could affect our competitive position in the insurance industry, make it more difficult for us to market our products and result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings. These ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our primary insurance subsidiaries can maintain these ratings. Each rating should be evaluated independently of any other rating.

Because we are heavily regulated by the states in which we do business, we may be limited in the way in which we operate.

The insurance industry is highly regulated and supervised. Our insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. Such supervision and regulation is designed to protect our policyholders rather than our stockholders. Such supervision and regulation includes matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters.

Our insurance subsidiaries are participants of the statutorily created insolvency guarantee associations in all states where they are admitted licensed carriers. These associations were formed for the purpose of paying claims of insolvent companies. We are assessed our pro rata share of such claims based upon our premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. We do not believe that assessments on current insolvencies will have a material effect on our financial condition or results of operations.

As an insurance holding company, we are subject to regulation by certain states. All states have enacted legislation that regulates insurance holding companies such as us and our subsidiaries. This legislation generally provides that each insurance company in the holding company is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities.

Our insurance subsidiaries are subject to the risk-based capital, or RBC, provisions under the Insurers Model Act.

RBC is designed to measure the acceptable amount of capital relative to the inherent specific risks of each insurer. RBC is calculated annually. State regulatory authorities use the RBC formula to identify insurance companies that may be undercapitalized and may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.

The RBC for The Insurers Model Act provides four levels of regulatory activity if the RBC ratio yielded by the calculation falls below specified minimums. At each of four successively lower RBC ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. As of December 31, 2005, all of our insurance subsidiaries had RBC ratios that exceed specified minimums.

Because our investment portfolio is made up of fixed-income securities and equities, the fair value of our investment portfolio and our investment income could suffer as a result of fluctuations in interest rates and market conditions.

Our market risk generally represents the risk of gain or loss that may result from the potential change in the fair value of our investment portfolio as a result of fluctuations in prices and interest rates. In addition, our international business is subject to currency exchange rate risk.

We have an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC Insurance Holdings Inc. and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and or losses related to the exchange rates. For the year ended December 31, 2005, we have recognized a foreign currency loss of $0.4 million related to this program. Management is unable at this time to estimate the future gains or losses, if any.

We hold a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poor’s 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders’ equity as of December 31, 2005.

Our primary exposure to interest rate risk relates to our fixed maturity investments including redeemable preferred stock, as well as our junior subordinated debentures. Changes in market interest rates directly impact the market value of the fixed maturity securities, redeemable preferred stock and debt service requirements. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk if issuers call their securities and we reinvest the proceeds at lower interest rates.

Litigation and legal proceedings against our insurance subsidiaries could have an adverse effect on our business, results of operations and/or financial condition.

Our insurance subsidiaries have been sued in a number of class action lawsuits and other major litigation as a result of their insurance operations. Our insurance companies have responded to the lawsuits and believe that there are meritorious defenses and intend to vigorously contest these claims. The plaintiffs in certain of these lawsuits have not quantified the amounts they ultimately will seek to recover. In addition, in the case of class actions, it is uncertain whether a class will be certified, the number of persons included in any class, and the amount of damages that are ultimately sought by the class members. As a result, we are unable, with any degree of certainty, to determine a range of any potential loss, or whether such an outcome is probable or remote. However, adverse judgments in one or more of such lawsuits could have a material adverse effect on our financial results.

Our status as an insurance holding company could adversely affect our ability to meet our obligations and pay dividends.

As an insurance holding company, we are largely dependent on dividends and other permitted payments from our insurance subsidiaries to pay any cash dividends to our stockholders, service debt and for our operating capital. The ability of our insurance subsidiaries to pay dividends to us is subject to certain restrictions imposed under California and Virginia insurance law, which are the states of domicile for Argonaut Insurance and Colony Insurance Company, our immediate insurance subsidiaries. During 2006, Argonaut Insurance may be permitted to pay dividends of up to $35.1 million in cash to Argonaut Group, Inc. without approval from the California Department of Insurance, while Colony may be permitted to pay dividends of up to $19.7 million in cash without approval from the Virginia Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases office space in San Antonio, Texas for its corporate headquarters and for certain support functions associated with Argonaut Insurance. Other leased headquarters locations for the Company’s operating subsidiaries include offices in Richmond, Virginia (Colony), Rockwood, Pennsylvania, (Rockwood), Portland, Oregon, (Grocers Insurance), Chicago (Select Markets), and San Antonio, Texas (Trident). Argonaut Insurance owns its headquarters facility located in Menlo Park, California, and Great Central is headquartered in facilities it owns in Peoria, Illinois. In addition, the Company has entered into other leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs.

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

During 2004 the Company and its insurance subsidiaries received a number of formal and informal inquiries, subpoenas and/or requests for information from state and federal agencies in connection with certain ongoing, industry-wide investigations of contingent compensation arrangements, fictitious quotes, bid rigging, tying arrangements and finite insurance products. In each instance, the Company cooperated with the agency making the request and provided a timely response. The Company believes that its business activities and related accounting and disclosure practices comply fully with all applicable regulatory and legal requirements. The Company has received no additional inquiries of this nature during 2005, nor has there been an indication that any agency intends to initiate regulatory or legal action adverse to the Company based on the 2004 inquiries.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ National Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for the Company’s common stock for fiscal year 2005 and 2004:

	2005		2004
	High	Low	High	Low
First Quarter	$24.33	$20.37	$19.99	$15.11
Second Quarter	23.28	18.50	20.36	16.68
Third Quarter	27.01	22.42	19.70	17.40
Fourth Quarter	33.66	26.61	21.70	17.30

On March 10, 2006, the closing price of the Company’s common stock was $34.95 per share.

Holders of Common Stock

The number of holders of record of the Company’s common stock as of March 10, 2006 was 5,094.

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

Sale of Unregistered Securities

During the year ended December 31, 2005, the Company did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

On October 5, 2005, the Company sold 1.4 million shares of its common stock, par value $0.10 per share, in an underwritten public offering. The sale was made pursuant to an Underwriting Agreement, dated October 5, 2005, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $26.75 per share, less an underwriting discount. The net proceeds from the sale of the common stock were approximately $35.6 million, after deducting the underwriting discounts and commissions and offering expenses. The Company also granted the underwriters an option to purchase an additional 210,000 shares of common stock to cover over-allotments, which was exercised in full on October 31, 2005, resulting in net proceeds of $5.4 million. The Company will use the net proceeds from this offering, along with the net proceeds from the over-allotment exercise, for general corporate purposes, including capital contributions to its insurance subsidiaries and funding for potential acquisitions.

Issuer Purchases of Equity Securities

During the year ended December 31, 2005, the Company did not purchase any of its securities.

Item 6. Selected Financial Data

The following selected financial data are derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included under Item 7 on pages 26 - 45 and the financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data”.

	For the Years Ended December 31,
(in millions except per share amounts)	2005	2004	2003(c)	2002(b)	2001(a)
Statement of Operations Data
Gross written premiums	$1,055.7	$903.4	$788.3	$622.1	$272.1
Net written premiums	769.5	669.5	592.5	484.0	219.6

Earned Premiums	699.0	633.9	562.8	378.4	221.9
Net investment income	83.9	65.1	53.6	52.9	53.6
Realized investment gains, net	3.3	5.2	113.6	26.6	17.1

Total revenue	786.2	704.2	730.0	457.9	292.6
Losses and loss adjustment expenses	427.2	409.7	395.3	334.6	189.7
Underwriting, acquisition and insurance expense	262.5	222.8	191.0	144.4	99.6
Interest expense	15.0	11.0	8.4	—	—

Total expenses	704.7	643.5	594.7	479.0	289.3

Income (loss) before income taxes	81.5	60.7	135.3	(21.1)	3.3
Provision (benefit) for income taxes	1.0	(11.1)	26.3	65.9	0.4

Net income (loss)	$80.5	$71.8	$109.0	$(87.0)	$2.9

Net income (loss) per common share:
Basic	$2.73	$2.51	$4.76	$(4.04)	$0.13

Diluted	$2.53	$2.33	$4.40	$(4.04)	$0.13

Cash dividends declared per common share	$—	$—	$—	$0.60	$1.38

Weighted average number of shares outstanding:
Basic	28.6	27.6	22.5	21.6	21.6

Diluted	31.8	30.8	24.8	21.6	21.6

Balance Sheet Data

Invested assets	$2,173.0	$1,783.9	$1,553.2	$1,181.3	$1,153.2
Total assets	$3,404.6	$3,073.2	$2,766.5	$2,208.9	$1,863.2

Reserves for losses and loss adjustment expense	$1,875.4	$1,607.5	$1,480.8	$1,281.6	$1,147.8
Junior subordinated debentures	$144.3	$113.4	$27.5	$—	$—
Shareholders’ equity	$716.1	$603.4	$539.2	$327.7	$447.5

(a)	On August 23, 2001, the Company acquired all of the outstanding stock of Front Royal, Inc. Operating results from Front Royal, Inc. are included in the consolidated statement of operations from September 1, 2001, the effective date of the acquisition.
(b)	Included in losses and loss adjustment expenses is $59.8 million in reserve strengthening in the run-off lines primarily attributable to the Company’s asbestos exposure. Included in the provision of income taxes is the establishment of a deferred tax asset valuation allowance of $71.9 million.
(c)	Included in realized investment gains, net, is $57.6 million in gains relate to the disposal of four real estate holdings, and $48.8 million in realized gains resulting from the Company reallocating its investment portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes on page 47. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Significant Events

Hurricane Activity. During the years ended December 31, 2005 and 2004, several hurricanes made landfall, one of which (Hurricane Katrina during 2005) was one of the most devastating natural disasters in United States history. The Company has recorded its best estimate of losses and loss adjustment expenses for these events as of December 31, 2005, but continues to evaluate its losses. Due to the nature of the claims there are significant uncertainties inherent in the loss estimation process. Due to these significant uncertainties, there can be no assurance that future adverse loss development will not occur. The Company recorded losses and loss adjustment expenses related to these hurricanes, net of reinsurance, of $12.1 million and $17.7 million for the years ended December 31, 2005 and 2004, respectively. Additionally, reinstatement premiums related to the Company’s property catastrophe reinsurance program were $6.0 million and $1.8 million for these same periods. During 2005 the Company reviewed its estimate of the ultimate losses associated with the 2004 hurricane activity and reduced that estimate by $3.0 million. This change in estimate is included in loss and loss adjustment expenses for the year ended December 31, 2005.

Renewal Rights Acquisition. On April 1, 2005, the Company announced it had entered into an agreement with Fireman’s Fund Insurance Company to acquire the renewal rights and certain operating assets of the Binding Authority business segment, underwritten by Interstate Insurance Group, a subsidiary of Fireman’s Fund Insurance Company. Through Colony, the Company began offering policies to clients formerly with Interstate Insurance Group in the second quarter of 2005. For the year ended December 31, 2005, this renewal rights acquisition contributed $123.3 million in gross written premiums for the E & S segment. A portion of this business, primarily the commercial automobile coverage, was written on an admitted basis through Argonaut Insurance Company or one of its subsidiaries.

Renewal Rights Sale. The Company announced on August 29, 2005 that it sold the renewal rights to a substantial portion of its risk management business to XL America, Inc. (“XL”). Under the agreement, XL began offering renewal quotes to selected risk management clients beginning in September, 2005. In addition, customers renewing with XL continue to have access to claims management and loss control services through Argonaut Claims Services.

Reinsurance Commutations. In December 2005, the Company reached tentative agreement to commute certain reinsurance treaties with subsidiaries of Trenwick Group, Ltd., subject only to regulatory approval of the transactions. Under the terms of commutations, the Company will receive net cash payments of approximately $20.0 million in return for extinguishing all current and future liabilities between the parties under the treaties.

During the third quarter the Company estimated the impact of this and other potential commutations on its financial results and recorded a $10.0 million charge based on the likely range of circumstances under which such commutations could be accomplished. The $10.0 million was reflected in loss and loss adjustment expenses. In the fourth quarter of 2005 once the commutation agreement was executed, the Company reduced its allowance for doubtful accounts related to amounts due from reinsurers by $13.0 million. As of December 31, 2005 the Company has recorded as a receivable the $20.0 million referenced above.

In December 2002, the Company entered into a retroactive adverse loss development reinsurance agreement (the “ADC”) with Inter-Ocean N.A. Reinsurance Company, Ltd. The ADC provided protection from adverse development on loss reserves existing as of the date of the agreement. Effective September 15, 2005, the Company commuted the ADC based on the most current actuarial data and the settlement of claims subject to the agreement subsequent to the ADC effective date. As a result of this commutation, the Company recognized a gain of $7.0 million, which was recorded as a reduction of losses and loss adjustment expenses during the third quarter of 2005.

Legal Settlement. On August 30, 1996, the Los Angeles County Metropolitan Transportation Authority (“MTA”) filed a civil action against Argonaut Insurance alleging breach of contract, breach of the covenant of good faith and fair dealing. Argonaut Insurance responded to the complaint and brought certain counterclaims against the MTA. The Company asserted that it was owed approximately $47.6 million relating to amounts funded below the deductible limit or in excess of policy limits and accordingly due under the terms of the insurance policy and such amount was included in premiums receivable.

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

Consolidated Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Years ended December 31,
(in millions)	2005	2004	2003
Gross written premiums	$1,055.7	$903.4	$788.3

Earned premiums	$699.0	$633.9	$562.8
Net investment income	83.9	65.1	53.6
Realized investment gains, net	3.3	5.2	113.6

Total revenue	$786.2	$704.2	$730.0

Income (loss) before taxes	81.5	60.7	135.3
Income taxes:
Provision (benefit) for income taxes	26.1	12.9	49.1
Change in valuation allowance	(25.1)	(24.0)	(22.8)

Net income (loss)	$80.5	$71.8	$109.0

Loss ratio	61.1%	64.6%	70.3%
Expense ratio	37.6%	35.2%	33.9%

Combined ratio	98.7%	99.8%	104.2%

The increase in gross written premiums in 2005 as compared to 2004 of 16.9% was primarily attributable to new business related to a renewal rights acquisition and the addition of Argonaut Specialty in the E & S segment. The increase in gross written premiums in 2004 as compared to 2003 was due primarily to new business from two renewal rights acquisitions, which were entered into at the end of 2003, by the Select Markets and Public Entity segments. Consolidated gross written premiums include $544.5 million from new business written in 2005, as compared to $402.2 million in 2004 and $391.4 million in 2003.

Consolidated gross written premiums from renewal business were $468.4 million for 2005, compared to $469.9 million for 2004 and $333.8 million for 2003. Increases in the amount of business in force subject to renewal in 2005 were offset by the risk management renewal rights sale, previously discussed in Significant Events. The increase in premiums from renewal business in 2004 as compared to 2003 was primarily the result of an increase in the amount of business inforce subject to renewal.

Consolidated gross written premiums for the years ended December 31, 2005, 2004 and 2003 were also impacted by approximately $51.7 million, $50.4 million and $87.4 million, respectively, from premiums written and assumed under various reinsurance agreements, partially offset by endorsements and cancellations of $8.9 million, $19.1 million and $24.1 million, respectively.

The increase in earned premiums for all years presented was primarily attributable to the factors noted above. The percentage increase in earned premiums during 2005 compared to 2004 of 10.2% is slightly less than the percentage increase in gross written premiums due to: (a) the renewal rights acquisition in the second quarter of 2005 and subsequent earning of the written premium, (b) Argonaut Specialty also commenced writing business during the second quarter of 2005 and the subsequent earning of the written premium (c) the Select Markets segment wrote a large program account during the fourth quarter of 2005 that resulted in $18.4 million of gross written premium that will be earned over the next three quarters of 2006 and (d) earned premiums were reduced by $6.0 million for reinstatement premiums associated with the Property Cat reinsurance program.

Consolidated net investment income increased 29.9% in 2005 as compared to 2004 and 56.5% as compared to 2003 due to higher invested balances resulting from positive cash flows for 2005, 2004 and 2003, capital raising initiatives and slightly higher yields. Total invested assets were $2,173.0 million, $1,783.9 million and $1,553.2 million as of December 31, 2005, 2004 and 2003, respectively.

Consolidated gross realized gains were $5.5 million for the year ended December 31, 2005, as compared to $7.3 million and $118.4 million in 2004 and 2003, respectively. Included in consolidated gross realized gains for the year ended December 31, 2003 were gains of approximately $57.6 million from the disposition of four real estate holdings. Additionally, during 2003, the Company reallocated its investment portfolio, resulting in realized gains of approximately $48.8 million. Consolidated gross realized losses were $2.2 million, $2.1 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in consolidated gross realized losses for the years ended December 31, 2005, 2004 and 2003 were write downs of approximately $1.0 million, $0.1 million and $4.0 million, respectively, from the recognition of other than temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses totaled $427.2 million for the year ended December 31, 2005, compared to $409.7 million in 2004 and $395.3 million in 2003. Improvement in the loss ratio in 2005 as compared to 2004 was primarily attributable to favorable development on prior ultimate losses related to business written in 2004 and prior of approximately $20.3 million which includes the $3.0 million of favorable development related to the 2004 hurricanes. Partially offsetting the favorable development recognized during 2005 was an increase to loss and loss adjustment expenses of $10.0 million associated with certain commutations discussed in Significant Events. Hurricane losses for the years ended 2005 and 2004 were $12.1 million and $17.7 million, respectively. For additional discussion see note 6 “Reserves for Losses and Loss Adjustment Expenses” in the Notes to the Consolidated Financial Statements. Improvement in the consolidated loss ratio in 2004 as compared to 2003 was primarily attributable to the Risk Management segment shifting to loss sensitive policies, partially offset by $17.7 million in losses and loss adjustment expenses related to the 2004 hurricane activity.

Consolidated loss reserves were $1,875.4 million, $1,607.5 million and $1,480.8 million as of December 31, 2005, 2004 and 2003, respectively. Management has recorded its best estimates of the 2005 and 2004 hurricanes and currently does not expect these losses to exceed its property catastrophe reinsurance coverage. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development will not occur. (See “Reinsurance” on page 8).

Consolidated underwriting, acquisition and insurance costs were $262.5 million, $222.8 million and $191.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the expense ratio during 2005 as compared to 2004 was primarily due to start up expenses related to a renewal rights acquisition effective April 2005 and the addition of Argonaut Specialty in the E & S segment as earned premium is not yet reflective of the amount of business in force. The increase in the expense ratio in 2004 as compared to 2003 was primarily attributable to the integration of the renewals rights agreements entered into within the Select Markets and Public Entity segments during the fourth quarter of 2003.

Interest expense was $15.0 million, $11.0 million and $8.4 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense resulting from the junior subordinated debentures was $8.9 million in 2005, compared to $3.6 million and $0.6 million recorded in 2004 and 2003, respectively. During 2005, the Company issued an additional $30.9 million in junior subordinated debentures. Interest expense for funds withheld under a retroactive reinsurance contract totaled approximately $5.5 million, $6.9 million and $6.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 was due to the commutation of this contract during the third quarter of 2005, previously discussed in Significant Events. Interest expense for various other funds withheld by the insurance subsidiaries totaled $0.6 million, $0.5 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The consolidated provision for income taxes for the year ended December 31, 2005 was $1.0 million, and includes tax expense of $26.5 million offset by the reversal of the remaining deferred tax valuation allowance of $25.1 million. The consolidated benefit for income taxes for the year ended December 31, 2004 was $11.1 million, and includes tax expense of $12.9 million, a reduction of the deferred tax valuation allowance of $24.0 million. During 2004, the Company reduced its liability for accrued taxes by $10.8 million due to the state of California enacting a law providing for a partial tax deduction for certain insurance company dividends received by a company subject to California corporate income tax. This reduction is included in the $12.9 million provision for income taxes for the year ended December 31, 2004. The consolidated provision for income taxes for the year ended December 31, 2003 was $26.3 million, including tax expense of $49.1 million and a reduction in the deferred tax asset valuation allowance of $22.8 million. The reduction of the deferred tax valuation allowance in 2005, 2004 and 2003 was based on management’s consideration of limited amounts of future income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” combined with earnings reported in those years.

Segment Results

As of December 31, 2005, the Company’s operations include four business segments: Excess and Surplus Lines, Select Markets, Public Entity and Risk Management. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to evaluate its segments which excludes realized gains and losses on sales of investments.

Excess and Surplus Lines. Excess and surplus lines insurance carriers focus on risks that the standard market is unwilling or unable to underwrite due to the unique risk characteristics of the insureds or the lack if insurers offering such coverage, which may be caused by physical perils, the nature of the business or the insured’s loss experience. The Company, through Colony and Argonaut Specialty, its two separate platforms, is able to underwrite these risks with more flexible policy terms at unregulated premium rates to the extent the business is underwritten on an excess and surplus lines basis. Colony provides commercial liability, commercial property, products liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day-care centers and manufacturers, and professional liability coverages for health care providers and other professionals. Colony is approved as a non-admitted insurer in 49 states, the District of Columbia and the U.S. Virgin Islands. Argonaut Specialty, the Company’s second excess and surplus lines platform, began operations in the second quarter of 2005. Argonaut Specialty provides primary general liability, excess\umbrella coverage and property lines of business for risks the admitted market chooses not to underwrite. Argonaut Specialty’s risks are typically larger than Colony’s and it utilizes a smaller distribution platform.

The following table summarizes the results of operations for the excess and surplus segment:

	Years ended December 31,
(in millions)	2005	2004	2003
Gross written premiums	$619.8	$421.2	$384.5

Earned premiums	374.9	305.1	286.6
Losses and loss adjustment expenses	231.2	199.4	177.6
Underwriting expense	116.0	89.8	83.4

Underwriting income	27.7	15.9	25.6
Net investment income	30.0	21.0	15.5

Income before taxes	$57.7	$36.9	$41.1

Combined ratio	92.6%	94.8%	91.1%

Gross written premiums from new business increased to $382.2 million in 2005, compared to $237.1 million in 2004 and $268.0 million for 2003. Gross written premiums from new business for the year ended December 31, 2005, included $123.3 million from a renewal rights acquisition the Company entered into effective April 1, 2005. Also included in gross written premiums from new business during this period was $73.0 in premiums written by Argonaut Specialty, created at the beginning of 2005. The decrease in new business in 2004 as compared to 2003 was primarily attributable to increased competition primarily in property lines and larger casualty risks. Additionally, as a result of the hurricane activity in the third quarter of 2004, the Company did not issue new policies in Florida from August 13, 2004 to September 27, 2004.

Renewal business for the year ended 2005 accounted for $243.5 million of gross written premiums, compared to $203.2 million and $140.7 million for the same periods in 2004 and 2003, respectively. A larger base of expiring premiums continues to be the primary driver for the increase in renewal premiums in 2005. Partially offsetting these increases in gross written premiums were cancellation and endorsements of $5.9 million, $19.1 million and $24.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

On March 31, 2003, Colony entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. (“HCC”). Under the terms of this agreement, the Company cedes 15% of the gross written premiums from the E & S segment, exclusive of Argonaut Specialty and a portion of the renewal rights acquisition, to HCC and HCC will, in turn, assume 15%

of the losses. For the year ended December 31, 2005, the Company ceded $66.0 million of gross written premiums, $64.6 million of earned premiums and $35.6 million in losses and loss adjustment expenses. For the year ended December 31, 2004, the Company ceded $62.0 million of gross written premiums, $58.5 million of earned premiums and $35.7 million in losses and loss adjustment expense. For the year ended December 31, 2003, the Company ceded $41.3 million of gross written premiums, $17.1 million of earned premiums and $10.1 million in losses and loss adjustment expense. The Company receives a ceding commission to offset its acquisition costs related to these premiums. For the years ended December 31, 2005, 2004 and 2003, the Company earned a ceding commission of $13.2 million, $11.6 million and $3.0 million, respectively.

The increase in earned premiums in 2005 as compared to 2004 and 2003 was primarily attributable to the same factors noted above with respect to gross written premiums, partially offset by reinsurance reinstatement premiums of $3.7 million.

The E & S segment’s loss ratio was 61.6% for 2005 compared to 65.4% for 2004 and 62.0% for 2003. Included in the 2005 loss ratio is $11.2 million in catastrophe losses resulting from the hurricane activity during the latter half of 2005. Offsetting these losses was favorable development on prior year losses of $12.7 million, including $5.1 million related to 2004 hurricanes and $7.6 million related to favorable development on property and casualty lines of business written in 2004 and prior. Losses of $15.4 million related to hurricane activity during 2004 were included in the 2004 loss ratio, as was prior year loss development of $4.2 million. Loss reserves for the E & S segment were $703.0 million, $474.2 million and $345.5 million as of December 31, 2005, 2004 and 2003, respectively. Loss reserves as of December 31, 2005 represent management’s best estimate based on current facts and trends within this segment; however, due to the inherent uncertainties in estimating ultimate loss reserves, the potential for future development exists.

The expense ratio increased to 31.0% for the year ended December 31, 2005, which was primarily attributable to start-up costs associated with the April 2005 renewal rights acquisition and the formation of Argonaut Specialty. The expense ratio for the year ended December 31, 2004 was 29.4%, which is consistent with the expense ratio of 29.2% for the same period ending 2003.

Net investment income increased 42.9% as a result of growth in the amount of invested assets from positive cash flows over the past year combined with a capital contribution of $20.0 million coupled with increased yields. Net invested assets increased to $818.5 million as of December 31, 2005 compared to $640.5 million and $473.0 million as of December 31, 2004 and 2003, respectively

Select Markets. This segment provides property and casualty coverages targeting specific groups of insureds and is underwritten by Great Central, Rockwood and Grocers Insurance. Great Central specializes in property insurance, liability insurance and workers’ compensation coverage in three broadly defined markets: food and hospitality, religious and other institutions, and specialty retail. Rockwood primarily provides workers’ compensation insurance for coal mines, other mining business and small commercial accounts. In addition, Rockwood provides supporting general liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. In December 2003, the Company acquired the right to renew business underwritten by the Grocers Insurance segment of Royal and Sun Alliance USA. Grocers Insurance underwrites property, general liability, and workers’ compensation to privately owned independent grocers throughout the United States.

The following table summarizes the results of operations for the Select Markets segment:

	Years ended December 31,
(in millions)	2005	2004	2003
Gross written premiums	$250.3	$212.6	$143.9

Earned premiums	188.1	151.1	120.8
Losses and loss adjustment expenses	119.2	100.7	85.6
Underwriting expense	56.7	45.5	34.6

Underwriting income	12.2	4.9	0.6
Net investment income	14.3	11.0	9.6

Income before taxes	$26.5	$15.9	$10.2

Combined ratio	93.5%	96.7%	99.5%

The increase in gross written premiums for the year ended December 31, 2005 as compared to the same periods in 2004 and 2003 was primarily attributable to renewal business. Gross written premiums resulting from renewal business were $178.8 million, $120.7 million and $110.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in renewal business in 2005 as compared to 2004 was primarily due to the transition of Grocers Insurance business from new to renewal since the 2003 renewal rights acquisition. The increase in renewal business in 2004 as compared to 2003 was due to rate increases and to a lesser extent increased exposure relative to payroll on workers’ compensation policies.

Gross written premiums resulting from new business were $69.9 million for the year ended December 31, 2005, compared to $90.7 million and $33.3 million for the same periods ended in 2004 and 2003, respectively. The decrease in new business for the year ended December 31, 2005 as compared to the same period in 2004 was primarily attributable to the transition of Grocers Insurance business discussed above, combined with increased price competition, particularly in the grocery program. This decrease was partially offset by $18.4 million in new business from a program account effective on October 1, 2005. The increase in new business for the year ended December 31, 2004 as compared to the same periods in 2003 was primarily attributable to the Grocers Insurance renewal rights acquisition, which contributed $56.0 million in new business during 2004. Premiums assumed under various reinsurance agreements account for the remaining gross written premiums for each of the three years.

The increase in earned premiums was primarily attributable to the increases in gross written premiums for all years presented, partially offset by $1.8 million of reinsurance reinstatement premiums.

Losses and loss adjustment expenses for the year ended December 31, 2005 resulted in a loss ratio of 63.4% compared to 66.7% and 70.8% for 2004 and 2003, respectively. The decrease in the loss ratio for the year ended December 31, 2005 was primarily the result of refinement of the underwriting profile and improved terms and conditions. Included in losses and loss adjustment expenses for the year ended December 31, 2005, was $0.6 million in catastrophe losses resulting from the hurricanes that made landfall during the year. The decline in the loss ratio in 2004 was primarily attributable to a reduction in the catastrophe losses incurred from $2.1 million in 2003 to $1.1 million in 2004. Included in losses and loss adjustment expense for the year ended 2004 was $3.5 million of adverse development related to prior accident years. This development was primarily attributable to reserve strengthening as a result of the actuarial analysis completed in the fourth quarter of 2004 coupled with the impact of the reserve discount related to the workers’ compensation reserves. The Select Market segment’s loss reserves were $269.7 million, $215.7 million and $182.0 million as of December 31, 2005, 2004 and 2003, respectively.

The expense ratio for the years ended December 31, 2005 and 2004 was 30.1% for each year. The leveling of the expense ratio in 2005, as compared to 2004, was the result of the decrease in earned premiums due to reinsurance reinstatement premiums, partially offset by a decline in the start up costs related to the renewal rights agreement in the prior year. The increase in the expense ratio in 2004 to 30.1% as compared to 28.7% for 2003 was primarily due to increased start up costs resulting from the Grocers Insurance renewal rights agreement previously discussed. Renewal rights acquisitions typically result in a higher expense ratio until the earned premium equates to the amount of premium in force.

The increase in net investment income for the year ended December 31, 2005 as compared to 2004 and 2003 was primarily attributable to higher invested balances resulting from increased cash flows and higher yields. Invested assets were $356.8 million, $302.4 million and $246.3 million as of December 31, 2005, 2004 and 2003, respectively.

Public Entity. Trident, a wholly owned subsidiary of the Company, functions as a managing general underwriter, dedicated to servicing the insurance needs of preferred small to intermediate sized governmental entities throughout the United States. Trident offers a comprehensive insurance package, including property, inland marine, crime, general liability, public officials’ liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites the majority of its products through Great Central and Argonaut Insurance.

The following table summarizes the results of operations for the Public Entity segment:

	Years ended December 31,
(in millions)	2005	2004	2003
Gross written premiums	$67.0	$87.9	$62.5

Earned premiums	59.3	61.7	33.0
Losses and loss adjustment expenses	33.1	39.9	20.9
Underwriting expense	21.7	20.7	10.4

Underwriting income (loss)	4.5	1.1	1.7
Net investment income	4.9	2.3	0.8

Income before taxes	$9.4	$3.4	$2.5

Combined ratio	92.3%	98.2%	94.9%

The decrease in gross written premiums for the year ended December 31, 2005 as compared to 2004 was primarily the result of a decrease in new business written in 2005 as compared to 2004. For the year ended December 31, 2005, the Public Entity segment wrote $7.7 million in new business as compared to $34.2 million and $33.1 million for the same periods in 2004 and 2003, respectively. The decrease in the new business is a reflection of a change in distribution partners in several states, the increasingly competitive market and risk selection. Renewal business written by this segment was $59.3 million for the year ended December 31, 2005, as compared to $53.7 million and $29.4 million for the same periods in 2004 and 2003, respectively. The decrease in earned premiums for the year ended December 31, 2005, as compared to the same period in 2004, was primarily attributable to the lower premium writings in 2005 than 2004.

Losses and loss adjustment expenses for the year ended December 31, 2005 resulted in a loss ratio of 55.8% compared to 64.7% in 2004 and 63.3% for 2003. The decrease in the loss ratio in 2005 is primarily attributable to $3.8 million favorable development in both casualty and property business written in 2004 and prior. This prior year favorable development is net of $2.0 million of unfavorable development recorded in 2005 related to 2004 hurricane losses. Loss reserves for the Public Entity segment were $73.6 million, $60.0 million and $28.8 million as of December 31, 2005, 2004 and 2003, respectively.

The expense ratio for the year ended December 31, 2005 was 36.5% compared to 33.5% and 31.5% for the same periods of 2004 and 2003, respectively. The increase in the expense ratio in 2005 was primarily related to a $0.8 million regulatory windstorm assessment associated with the 2005 hurricanes, combined with higher catastrophe reinsurance reinstatement premiums recorded this year. The increase in the expense ratio in 2004 is primarily a result of higher acquisition costs associated with the 2003 renewal rights transaction.

The increase in net investment income was primarily attributable to higher invested balances due to positive cash flows as well as higher investment yields. Net invested assets were $116.5 million and $104.5 million as of December 31, 2005 and 2004, respectively.

Risk Management. Workers’ compensation was the primary line underwritten by the Risk Management segment, concentrating on casualty risk management solutions for accounts that generally produced annual premiums between $500,000 and $5.0 million. In addition, commercial automobile and other liability policies were sometimes written as accompanying lines to the workers’ compensation coverage for certain risk management insureds. These insurance products were designed to meet the needs of business customers that were willing and able to bear a substantial portion of the insurance risk through loss sensitive deductible and retrospectively rated policies.

The following table summarizes the results of operations for the Risk Management segment:

	Years ended December 31,
(in millions)	2005	2004	2003
Gross written premiums	$118.6	$181.7	$197.4

Earned premiums	76.7	116.0	122.4
Losses and loss adjustment expenses	46.1	71.9	100.2
Underwriting expense	42.2	52.0	61.1

Underwriting loss	(11.6)	(7.9)	(38.9)
Net investment income	31.9	29.9	27.3

Income (loss) before taxes	$20.3	$22.0	$(11.6)

Combined ratio	115.1%	106.9%	131.8%

The sale of the renewal rights, discussed previously under Significant Events, as well as heightened competition for loss sensitive business prior to the sale caused reduced gross written premium for the twelve months ended December 31, 2005. For the year ended 2005, renewal premiums accounted for $53.2 million of gross written premiums and new business accounted for $17.0 million of gross written premiums. Endorsements reduced gross written premiums by $1.7 million during 2005. Gross written premiums from renewal business were $92.3 million in 2004 and $53.1 million in 2003. Gross written premiums from new business were $40.2 million in 2004 and $57.0 million in 2003. Gross written premiums include $5.0 million in 2004 and $47.7 million in 2003 for certain product classes that the Company exited beginning in 2003.

Included in gross written premiums are workers’ compensation premiums for insurance programs marketed by certain state funds in jurisdictions where the state funds are not licensed. The Company receives a ceding commission and cedes 100% of the premiums and related losses to the respective state fund. Gross written premiums for state fund business were $37.6 million in 2005, $28.3 million in 2004 and $14.4 million in 2003.

Effective January 1, 2003, Argonaut Insurance entered into a quota share reinsurance program to assume directors and officers liability premiums and losses on policies underwritten by subsidiaries of HCC. Under the terms of the agreements, Argonaut Insurance assumed 3.33% of premiums and losses under HCC’s USA Directors and Officers Liability program and 5% of premiums and losses under HCC’s International Directors and Officers Liability program for 2003. The percentage assumed by the Company for both programs was reduced to 1.5% effective January 1, 2004, and was renewed in 2005. Gross written premiums assumed under these programs totaled $6.4 million, $9.1 million and $12.6 million, respectively, for the years ended December 31, 2005, 2004 and 2003. The Company committed to participate in each of the directors and officers programs in 2006 with 3.0% quota share participation effective January 1, 2006.

Gross written premiums assumed from involuntary pools were $4.9 million in 2005, $6.9 million in 2004, and $12.7 million in 2003. The decrease in pool premiums assumed is consistent with lower voluntary premium over the period.

Earned premiums decreased in 2005 primarily due to lower premium volume as a result of the sale of the renewal rights to XL, and were also reduced by $12.9 million of return premiums on retrospectively rated policies. Earned premiums were lower in 2004 compared to 2003 driven by a $31.7 million reduction in earned premiums for products which the Company exited in 2004, primarily small guaranteed cost accounts and large construction wrap up accounts. Partially offsetting these decreases was $15.1 million in additional earned premiums from loss sensitive risk management accounts. The $15.1 million is net of $16.6 million of return premium on retrospectively rated policies. Earned premiums from the HCC directors and officers programs accounted for $5.5 million in 2005, $14.7 million in 2004, and $4.0 million in 2003.

Losses and loss adjustment expenses of $46.1 million, $71.9 million and $100.2 million for the years ended 2005, 2004 and 2003, respectively, equate to loss ratios of 60.1%, 62.1% and 81.9%. The improvement in the loss ratio over the three year period is the result of the Company re-underwriting this book of business with a focus on loss sensitive accounts. Loss sensitive large deductible and retrospectively rated policies have produced a better loss ratio than the products that the Company had previously written. Loss reserves for this segment were $626.5 million, $637.9 million and $653.7 million as of December 31, 2005, 2004 and 2003, respectively.

The Risk Management segment had $1.1 million of favorable development including $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years, offset by $5.5 million of unfavorable development in workers’ compensation. The unfavorable workers’ compensation development was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, partially offset by favorable development on involuntary pool losses. The Risk Management segment experienced favorable workers’ compensation development on the 2001 through 2004 accident years, which was largely offset by adverse development on older accident years.

Losses and loss adjustment expenses for the year ended 2004 were reduced by $5.3 million for favorable prior accident year development. Favorable development mainly attributable to the 2001, 2002 and 2003 accident years was partially offset by unfavorable development on accident years prior to 2001. Losses and loss adjustment expenses for the year ended 2003 included adverse development of approximately $5.0 million attributable to one multi-year construction account, and $5.0 million related to an increase in the reinsurance allowance for doubtful accounts.

The expense ratio for the year ended 2005 was 55.0% versus 44.9% in 2004 and 49.9% in 2003. The increase in the expense ratio in 2005 is primarily caused by earned premium decreasing at a faster rate than costs to service the run off of this book of business. Expense management initiatives resulted in decreased levels of expenses in 2004 compared to 2003. Due to the loss sensitive nature of the business underwritten by Risk Management and premium rate reductions received by the insureds for assuming a portion of the risk, the expense ratio for this type business is higher than if the business were written on a guaranteed cost basis.

Net investment income increased to $31.9 million for the year ended December 31, 2005, compared to $29.9 million and $27.3 million for the years ended December 31, 2004 and 2003, respectively, primarily due to higher invested assets coupled with increased yields. Invested assets as of December 31, 2005 were $743.4 million, compared to $657.5 million as of December 31, 2004 and $709.0 million as of December 31, 2003. The decline in invested assets in 2004 as compared to 2003 was primarily attributable to claim payments.

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

For the year ended December 31, 2005, the run-off segment incurred an underwriting loss of $12.5 million, compared to underwriting losses of $0.0 million and $12.7 million for the same periods of 2004 and 2003, respectively (see discussion below).

Argonaut Insurance is exposed to asbestos liability at the primary level through claims filed against its direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance has direct liability arising primarily from policies issued from the mid 1970s to early 1980s which pre-dated policy contract wording that excluded asbestos exposure. During 2004 the Company settled its largest direct exposure for $29.8 million (see discussion below). The majority of the policies were issued on behalf of small contractors or construction companies. The Company believes that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

Argonaut Insurance also assumed risk as a reinsurer for a limited period of time, primarily for the period from 1970 to 1975, a portion of which was assumed from the London market. Argonaut Insurance also reinsured risks on policies written by domestic carriers. Such reinsurance typically provided coverage for limits attaching at a relatively high dollar amount which are payable only after other layers of reinsurance are exhausted. Some of the claims now being filed on policies reinsured by Argonaut Insurance are on behalf of claimants who may have been exposed at some time to asbestos incorporated into buildings they occupied, but have no apparent medical problems resulting from such exposure. Additionally, lawsuits are being brought against businesses that were not directly involved in the manufacture or installation of materials containing asbestos. The Company believes that claims generated out of this population of claimants may result in incurred losses generally lower than the asbestos claims filed over the past decade and could be below the attachment level of Argonaut Insurance.

The following table represents a reconciliation of total gross and net reserves for the run-off lines for each of the years in the three-year period ended December 31, 2005. Amounts in the net column are reduced by reinsurance recoverables.

(in millions)	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$176.4	$162.0	$219.6	$180.0	$236.5	$178.3
Incurred losses	4.1	6.2	4.7	—	0.6	12.7
Losses paid	15.9	13.9	47.9	18.0	17.5	11.0

Loss reserves - asbestos and environmental, end of the year	164.6	154.3	176.4	162.0	219.6	180.0
Other run-off lines	38.0	29.3	43.3	33.3	51.2	39.3
Net reserves ceded - retroactive reinsurance contract	—	—	—	(41.4)	—	(42.4)

Total reserves - run-off lines	$202.6	$183.6	$219.7	$153.9	$270.8	$176.9

The following table represents the components of gross loss reserves for the run-off lines for each of the years in the three-year period ended December 31, 2005.

(in millions)	2005	2004	2003
Asbestos:
Direct
Case reserves	$8.1	$8.9	$19.8
ULAE	2.4	2.3	2.4
IBNR	30.0	33.2	53.4

Total direct written reserves	40.5	44.4	75.6

Assumed domestic
Case reserves	32.4	34.0	35.8
ULAE	3.3	2.7	2.3
IBNR	35.3	37.2	40.3

Total assumed domestic reserves	71.0	73.9	78.4

Assumed London
Case reserves	11.9	13.9	15.5
ULAE	1.3	1.1	1.0
IBNR	16.5	17.7	18.5

Total assumed London reserves	29.7	32.7	35.0

Total asbestos reserves	141.2	151.0	189.0

Environmental:
Case reserves	11.0	12.6	14.2
ULAE	1.3	1.3	0.9
IBNR	11.1	11.5	15.5

Total environmental reserves	23.4	25.4	30.6
Other run-off lines	38.0	43.3	51.2

Total reserves - run-off lines	$202.6	$219.7	$270.8

Annually the Company reviews its loss and loss adjustment expense reserves for its run-off lines of business, inclusive of its asbestos and environmental claims. The process is initiated at the end of the second quarter and is typically completed in the third quarter of the calendar year. The review entails a detailed analysis of the Company’s direct and assumed exposure. The Company engages a consulting actuary to provide its best estimate of ultimate losses and management evaluates that estimate in assessing the adequacy of the run-off loss and loss adjustment expense reserves. The review for 2005 was completed during the third quarter of 2005, and was updated in the fourth quarter. As a result of this analysis, the Company recorded an additional $0.1 million in reserves and the Company strengthened its unallocated loss adjustment expense reserves by $4.1 million based upon this analysis. Losses and loss adjustment expense for the year ended December 31, 2005 include a $2.0 million increase to the allowance for doubtful accounts related to certain reinsurance treaties from prior accident years. In addition, the 2005 underwriting loss includes a $6.0 million increase to the allowance for doubtful accounts for paid reinsurance balances recoverable to reflect management’s best estimate based on its regular review of these balances. As of December 31, 2005 and 2004, the Company recorded reserves are within 2% of the best estimate provided by the consulting actuary.

In 2004, the Company completed its analysis of the adequacy of loss and loss adjustment expense reserves for its run-off lines which include asbestos and environmental claims for its run-off lines. The review completed during the third quarter of 2004, and updated in the fourth quarter, indicated the carried reserves were adequate based on all information then available to the Company.

For the year ended December 31, 2003, the Company completed its analysis of the adequacy of loss and loss adjustment expense reserves for its run-off lines which include asbestos and environmental claims for its run-off lines. This analysis resulted in a decrease to ceded loss and loss adjustment expense reserves, and a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. The Company revised its analysis that projects anticipated future ceded reinsurance recoveries relative to existing claims and incurred but not reported claims. The analysis relied on identification of reinsurance contracts that the Company purchased at the time the policies were in force. These reinsurance contracts provide coverage for specific policy contracts for which the Company has claim exposure. Previously, the Company utilized historical relationships of ceded losses to gross losses to estimate expected future ceded losses. The current approach incorporates more of the specific characteristics of the existing and expected claims, or related policies and reinsurance contracts. Accordingly, management believes it provides a more refined estimate of expected future ceded loss recoveries.

Total reserves for run-off lines as of December 31, 2005 were $183.6 million, net of reinsurance, including reserves for asbestos and environmental claims of $154.3 million. Management uses various actuarial methods to determine its best estimate of losses for the run-off lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of $145.4 million to $256.6 million. In determining its best estimate, management primarily relied on the report year method, with some weight given to other methods. The report year method relies most heavily on the Company’s historical claims and severity information, whereas other methods rely more heavily on industry information. This method produces an estimate of losses which have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on the Company’s specific data and in management’s opinion best reflect the Company’s liabilities based upon the insurance policies issued. As a result of this reserve analysis, the reserve for incurred but not reported asbestos and environmental claims (net of reinsurance) at December 31, 2005, was $86.0 million compared to $89.4 million and $99.6 million as of December 31, 2004 and 2003, respectively. The reserve for incurred but not reported claims for the remaining run-off lines (net of reinsurance) was $12.0 million as of December 31, 2005, compared to $12.7 million and $11.8 million as of December 31, 2004 and 2003, respectively.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2005.

	2005	2004	2003
Open claims, beginning of the year	8,058	8,152	8,240
Claims closed during the year	1,526	1,343	1,351
Claims opened during the year	667	1,249	1,263

Open claims, end of the year	7,199	8,058	8,152

The number of claims opened during the three years ended December 31, 2005 were from the following sources:

	2005	2004	2003
Direct	41	89	69
Assumed domestic	436	885	800
Assumed London	190	275	394

Total opened claims	667	1,249	1,263

New claims in the reinsurance assumed categories are primarily the result of the Company typically providing coverage for higher limits which are payable only after other layers of reinsurance are exhausted. Additionally, there tend to be long delays in the ceding companies reporting claims to the reinsurers.

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2005.

	2005	2004	2003
Gross payments on closed claims	$4.1	$34.9	$—
Gross payments on open claims	11.8	13.0	17.5

Total gross payments	$15.9	$47.9	$17.5

Included in the gross payments on closed claims in 2004 is a settlement relating to the Western MacArthur litigation. The Company, through its subsidiary Argonaut Insurance, was named in various legal actions filed by Western MacArthur Company, Western Asbestos Company (the “MacArthur Companies”) and certain other individual claimants. Argonaut Insurance’s involvement in these actions arose from nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960’s and 1970’s. On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of the MacArthur Companies entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance as a condition to receiving payment. The Company ceded the majority of its $29.8 million contribution to its reinsurers.

Because of the types of coverages within the run-off lines of business still being serviced by Argonaut Insurance, a significant amount of subjectivity and uncertainty exists in establishing the reserves for losses and loss adjustment expenses. Factors that increase these uncertainties are: (1) lack of historical data, (2) inapplicability of standard actuarial projection techniques, (3) uncertainties regarding ultimate claim costs, (4) coverage interpretations, and (5) the judicial, statutory and regulatory environments under which these claims may ultimately be resolved. Significant uncertainty remains as to the ultimate liability to the Company due to the potentially long waiting period between exposure and emergence of any bodily injury or property damage and the resulting potential for involvement of multiple policy periods for individual claims. Additionally, recent industry trends show an increasing number of claims being filed by individuals who claim asbestos exposure, but who have no apparent symptoms of asbestos-related disease. Due to these uncertainties, the current trends may not be indicative of future results. Although management has determined and recorded its best estimate of the reserves for losses and loss adjustment expenses for run-off lines, current judicial and legislative decisions continue to broaden liability, expand policy scopes and increase the severity of claims payments. As a result of these and other recent developments, the uncertainties inherent in estimating ultimate loss reserves are heightened, further complicating the already complex process of determining loss reserves. The industry as a whole is involved in extensive litigation over these coverages and liability issues, and must contend with the continuing uncertainty in its effort to quantify these exposures.

Liquidity and Capital Resources

The Company’s principal cash flow sources are premiums and investment income. The primary cash outflows are claim payments and operating expenses. The nature of insurance is that cash collected on premiums written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of the Company’s loss and loss expenses are paid out over more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payrolls and general overhead expenses. Management believes that cash receipts from premiums and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, the Company has access to additional sources of liquidity.

For the year ended December 31, 2005, net cash provided by operating activities was $331.0 million, compared to $122.9 million for the year ended December 31, 2004 and $182.2 million for the year ended December 31, 2003. The increase in cash flows from operations in 2005 as compared to 2004 was largely due to increased premiums volumes within the excess and surplus lines, reduced tax payments, increased investment income and the collection of a disputed receivable of $45.0 million. The decrease in cash flows from operations in 2004 as compared to 2003 was primarily attributable to a slower growth rate in gross written premiums, coupled with an increase in claims payments in the run-off lines (see “Results of Operation – Run-off lines on pages 34 - 37).

Net cash used by investing activities totaled $412.5 million, $245.8 million and $336.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash was primarily used to acquire fixed maturity investments, offset by cash received from sales, calls and maturities of fixed asset securities and sales of equity securities. As of December 31, 2005, 2004 and 2003, $272.6 million, $112.4 million and $179.1 million, respectively, of the investment portfolio were invested in short-term, liquid investments.

In the first quarter of 2003, the Company sold certain parcels of real estate located in Southern California for approximately $64 million. During the year ended December 31, 2005, the Company received principal payments totaling approximately $19.7 million, including an $18.7 million payoff of one of the notes. As of December 31, 2005, the Company holds a note receivable on the remaining property of approximately $18.1 million, which is due and payable during 2006.

Net cash provided by financing activities totaled $79.5 million for the year ended December 31, 2005, and was primarily attributable to the Company’s issuance of common stock and junior subordinated debentures (see respective discussions below). For the year ended December 31, 2004, net cash provided by financing activities totaled $83.8 million, and was primarily attributable to the Company’s issuance of junior subordinated debentures. Net cash provided by financing activities totaled $149.6 million for the year ended December 31, 2003, and was attributable to the issuance of preferred stock, common stock and junior subordinated debentures.

On October 5, 2005, the Company sold 1.4 million shares of its common stock, par value $0.10 per share, in an underwritten public offering. The common stock was issued at a price of $26.75 per share, less an underwriting discount of 4.3%. The net proceeds from the sale of the common stock were approximately $35.6 million, after deducting the underwriting discounts and commissions and offering expenses. The Company also granted the underwriters an option to purchase an additional 210,000 shares of common stock to cover over-allotments, which was exercised in full on October 31, 2005, resulting in net proceeds of $5.4 million.

During the first quarter of 2003, the Board of Directors suspended the payment of dividends to common shareholders to support the capital needs of the Company. Cash dividends paid to preferred shareholders totaled $2.2 million, $2.5 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, Argonaut Group Statutory Trust X (“Trust X”), a wholly owned subsidiary of the Company, sold 30,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. The statutory trust is not consolidated with the Company, as the primary beneficiaries are the investors of the floating rate securities. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2035 from the Company. The Debentures have the same payment terms as the Capital Securities.

The initial interest rate on the Debentures and the Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. After September 15, 2010, the Company will have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2010 upon the happening of specified events at the greater of (i) 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of (a) the discounted present value of the principal amount of the Debentures, (b) the discounted present value of the interest payable on the Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the Debentures through the redemption date.

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

During 2004, the Company entered into a $25 million Credit Facility (the “Revolver Facility”) with LaSalle Bank National Association as Administrative Agent and various other financial institutions as lenders. This Revolver Facility was arranged to meet working capital needs of the Company. The Revolver Facility provides for interest at a variable interest rate based on LIBOR plus a margin ranging from 200 to 250 basis points, as determined by the underlying leverage ratio (debt to total capitalization) of the Company. As of December 31, 2005, no borrowing capacity had been utilized under the Revolver Facility agreement. The Revolver Facility expires on September 22, 2006, and is thereafter renewable on an annual basis. The facility has four significant covenants, including (i) the ratio of total funded debt to total capitalization; (ii) the level of the Company’s consolidated net worth; (iii) interest coverage ratios; and (iv) RBC ratios of the key operating units. The Company is in compliance with all financial covenants of the Revolver Facility as of December 31, 2005.

On March 6, 2006, the Company entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The New Credit Agreement replaced the Company’s 2004 Revolver Facility with LaSalle Bank National Association, as described above. The New Credit Agreement provides for an initial $75 million revolving credit facility, and the commitments thereunder shall expire on the third anniversary of the New Credit Agreement. The borrower shall have the option to seek on up to three occasions an increase in the facility to provide for an additional aggregate amount of availability of up to $50 million. Borrowings by the Company under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The New Credit Agreement contains certain affirmative and negative covenants.

The Company invests excess cash in a variety of investment securities. As of December 31, 2005, the Company’s investment portfolio consisted of 77.1% fixed maturities, 9.2% equities, 1.1% other long-term investments and 12.6% short-term investments, compared to 82.4% fixed maturities, 10.2% equities, 1.1% other long-term investments and 6.3% short-term investments for the same period in 2004. The Company classifies its investment portfolio as available for sale; therefore all investments are reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. As of December 31, 2005, the Company had no investment in any one security that exceeded 10% of shareholders’ equity.

In addition to its investment portfolio, the Company’s subsidiaries own real property for use as home office facilities for Argonaut Insurance and Great Central, as well as one commercial property in California. These real properties are included in “Other Assets” valued at approximately $0.8 million, which is their original cost less accumulated depreciation.

The Company’s insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to fund operating expenses. During the three years ended December 31, 2005, the Company’s liquidity generated from operations and investment income were sufficient to meet obligations. Adequate levels of liquidity and surplus are maintained to manage the risks inherent with any differences between the duration of its liabilities and invested assets. The Company believes it maintains sufficient liquidity to pay claims and expenses, as well as satisfy its commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

The Company maintains a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position. The additional reinsurance costs of the Company’s program, to the extent not passed on to customers through increased rates may have a negative impact on liquidity.

Concerns over terrorist activity have both curtailed the availability of reinsurance for terrorism related risks and increased the cost of obtaining such reinsurance where it is still available. The effect on the Company’s insurance subsidiaries varies by line of business, but reinsurance coverage for terrorist acts involving nuclear, biological and chemical agents is no longer available or cost prohibitive in some instances, thus preventing ceding of these risks through reinsurance. The Company’s insurance subsidiaries consider the exposure to these risks as well as other risks in order to make appropriate decisions on policy exclusions, pricing and renewals, although laws in many states (and particularly those relating to workers’ compensation insurance) place limits on the ability of insurers to effectively limit these risks by contract.

The insurance subsidiaries must maintain certain levels of policyholders’ surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.1-to-1 as of December 31, 2005. Current levels of policyholders’ surplus are adequate to support current premium writings, based on this standard. The Company monitors premium and statutory surplus levels of the insurance subsidiaries to ensure that the subsidiaries maintain adequate premiums to surplus ratios. Failure of any insurance subsidiary to maintain adequate levels of policyholders’ surplus could negatively impact the ability to write additional premiums.

In addition, regulators and rating agencies utilize a risk based capital (“RBC”) test designed to measure the acceptable amount of surplus an insurer should maintain, based on specific inherent risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer’s domiciliary insurance department and potentially result in rehabilitation or liquidation. At December 31, 2005, the total adjusted capital of each of the Company’s insurance subsidiaries exceeded the minimum levels required under RBC. The Company continually monitors the RBC ratios and will implement strategies to maintain ratios above the regulatory minimums.

Credit Risk

Credit risk is a major factor of the overall enterprise risk within the Company, and the Company has established policies and procedures to evaluate the Company exposure, particularly as respects its investment holdings, and its receivable balances from insureds and reinsurers.

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

The pension plan measurement date for purposes of the consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management believes the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2005, the Company used the following assumptions: a discount rate of 5.5% and an expected rate of return on plan assets of 5.5%.

The Company’s current investment strategy is to invest in U.S. Government Agency securities and minimize exposure to the equity market. Management believes this strategy will result in above average short term yields while protecting the portfolio from rising interest rates. As of December 31, 2005, the investment mix of the pension portfolio was 86% U.S Government agencies and 14% short term investments. The fair market value of the investment portfolio as of December 31, 2005 was $28.2 million and included net unrealized losses of $0.5 million.

Effective November 2003, the Company curtailed the pension plan. This curtailment resulted in a reduction of pension expense of $3.9 million, which was recognized in the results of operations for the year ended December 31, 2003. During 2004, the Company did not incur any pension expense. During the year ended December 31, 2005, the Company incurred pension expense of $0.6 million, primarily resulting from current year benefit payments in excess of interest earned. As of December 31, 2005, the Company has a prepaid pension asset of approximately $6.9 million. The projected pension obligation as of December 31, 2005 was $22.4 million. Due to the curtailment in 2003, all participants were vested as of February 2004. Based on the current funding status of the pension plan, the effects of the curtailment, the expected changes in pension plan asset values and pension obligations in 2005, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2006. Management is evaluating formal termination of the pension plans. Termination of the plan may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage approximately $183.1 million of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the Company’s Board of Directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. were approximately $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford is one of the largest wholesale insurance brokers in the country, placing nearly $2.6 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003. From 2003 to 2005, Mr. Hartoch served as a consultant to Swett & Crawford. On April 1, 2005, Mr. Hartoch was re-appointed as acting Chairman and Chief Executive Officer of Swett & Crawford. During 2005, the Company, through its E & S segment, wrote $28.8 million in premiums through Swett & Crawford. Swett & Crawford earned $5.3 million in commissions on this business.

Allan W. Fulkerson. Century Capital Management, LLC (“CCML”), a successor to Century Capital Management, Inc., is the Investment Advisor to two partnerships (Century Capital Partners II, L.P. and CCPIII) that collectively hold a majority ownership interest in Asset Allocation & Management Company, L.L.C. (“AAM”). Allan W. Fulkerson, who is a member of the Company’s Board of Directors, serves as a consultant to CCML. Prior to December 31, 2004, Mr. Fulkerson also served as a director of the general partner of CCPIII. Mr. Fulkerson retains a 7% ownership interest in the general partner of CCPIII. As such, he has an indirect ownership interest in AAM of less than one-half of one percent.

The Company and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company’s Board of Directors. As of December 31, 2005, AAM managed $742 million of the Company’s investments. The Company paid AAM $0.6 million for services provided in 2005, which constituted less than 5% of AAM’s consolidated gross revenues for 2005. It is anticipated that for calendar year 2006 revenue generated from the Company under the AAM Investment Management Agreement will again comprise less than 5% of the gross consolidated revenues of AAM. The AAM Investment Management Agreement does not have a specified term but is terminable by either party at any time on 30 days advance written notice.

Transactions with Significant Shareholders

On March 31, 2003, the Company sold 2,453,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”) to HCC. The preferred shares pay a 7 percent dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the Board of Directors. As of December 31, 2005, dividends of $1.9 million were declared, with $0.5 million being accrued and payable as of December 31, 2005 for all the preferred shares outstanding.

On March 31, 2003, Colony Insurance Company entered into a quota share reinsurance agreement with HCC. For the year ended December 31, 2005, the Company ceded approximately $66.0 million of gross written premiums, $64.6 million of earned premiums and $35.6 million of losses and loss adjustment expenses. The Company earned a ceding commission of $13.2 million.

Effective January 1, 2003, Argonaut Insurance entered into a quota share reinsurance agreement with HCC. Under the original terms of the agreement, the Company assumed 3.33% of the premiums and losses under HCC’s USA Directors and Officers Liability program, and 5.0% of the premiums and losses under HCC’s International Directors and Officers Liability program. Effective January 1, 2004, the percentage assumed by the Company was reduced to 1.5%, and was renewed in 2005. For the year ended December 31, 2005, gross written premiums under this program totaled $6.4 million, earned premiums totaled $5.5 million and losses totaled $3.5 million. For the year ended December 31, 2005, the Company expensed ceding and other commissions of $2.0 million related to this business. The Company committed to renew this agreement in 2006 with 3.0% participation effective January 1, 2006.

Effective January 1, 2006, the Company entered into a second quota share reinsurance program with HCC. Under the terms of the agreement, the Company will assume 2.5% of the business written under HCC’s Energy Program.

On March 12, 2003, the Company entered into a reinsurance consulting agreement with Rattner Mackenzie (Bermuda) Ltd., a wholly owned subsidiary of HCC, pursuant to which Rattner Mackenzie provides reinsurance consulting advice to the Company’s insurance subsidiaries for an annual fee of $250,000. Effective January 1, 2006, the annual fee was increased to $300,000. The agreement expires on March 31, 2007.

During 2005, HCC, through its investment in the preferred shares and the Company’s common stock, owned approximately 7.5% of the Company on a fully diluted basis. In January 2006, HCC converted 500,000 shares of the Preferred Shares into the Company’s common stock.

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

Contractual Obligations

The Company’s estimated contractual obligations and commitments as of December 31, 2005 were as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 -3 years	3 -5 years	Thereafter
Long-term debt (1)	$485.1	$11.8	$23.8	$23.7	$425.8
Capital lease obligations	6.7	0.7	1.4	1.4	3.2
Operating leases	33.9	6.2	11.7	9.7	6.3
Purchase obligations (2)	6.2	2.2	3.1	0.9	—
Other long-term liabilities:
Claim payments (3)	1,875.4	337.6	446.5	191.1	900.2
Series A preferred stock dividend (4)	12.0	1.7	3.3	3.3	3.7

Total contractual obligations	$2,419.3	$360.2	$489.8	$230.1	$1,339.2

(1)	Interest only due on Junior Subordinated Debentures through 2008. Interest calculated based on rate in effect at December 31, 2005. Principal due beginning May 2033.
(2)	Purchase obligations consist primarily of software servicing and licensing fees.
(3)	Claim payments do not have a contractual maturity date; exact timing of claim payments cannot be predicted with certainty. The above table estimates timing of claim payments based on historical payment patterns and excludes the benefit of reinsurance recoveries.
(4)	7% annual dividend on convertible preferred stock. Obligation calculated assuming preferred stock will convert on 10 year anniversary date.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in note 1 – “Business and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” on page 47.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. The Company establishes reserves for the estimated total unpaid costs of losses and loss adjustment expense, which cover losses that occurred in 2005 and prior. These reserves reflect the best estimates of the total cost of claims that have been incurred, but not yet paid and claims that have been incurred, but not yet reported. The process of establishing loss reserves is complex and imprecise as it reflects significant judgmental factors, such as past loss experience, current claim trends and the prevailing social, economic and legal environments. Additional uncertainties exist due to the growth in new business and the impact this growth has in determining loss reserves. Reserves are established for claims that have been incurred but have not been reported based on actuarial estimates.

As of December 31, 2005, the Company recorded gross loss reserves of $1,875.4 million and loss reserves, net of reinsurance, of $1,394.8 million. The Company estimates its range of reserves, net of reinsurance, at $1,271.4 million to $1,575.8 million. Management believes it has recorded its best estimate as of December 31, 2005, based on information currently known to the Company.

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

Through its subsidiary, Rockwood, the Company has exposure to claims from lead paint on general liability policies written for certain public housing authorities from the mid 1980’s to the mid 1990’s. Management believes it has recorded its best estimate of the expense related to this exposure based on the trends and facts currently known.

Management believes that the aggregate loss reserves at December 31, 2005 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. In establishing these reserves, management considers facts currently known and the present judicial and legislative environment. However, given the expansion of coverage and liability by the courts and the legislatures in the recent past and the possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time. Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and the ratings assigned to the insurance subsidiaries by the nationally recognized insurance rating agencies.

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

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At the end of 2002, a valuation allowance of $71.9 million was established by the Company against the deferred tax asset. During 2005, 2004 and 2003, the valuation allowance was reduced by $25.1 million, $24.0 million and $22.8 million, respectively, due to consideration of future earnings, and is now fully recovered.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. With the restructuring of the Risk Management segment during 2005, the Company reallocated the goodwill previously assigned to this segment in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangibles”. As of December 31, 2005, the Company has $68.3 million of goodwill allocated to the E & S segment, $37.1 million assigned to the Select Markets segment and $0.9 million of goodwill allocated to the Public Entity segment. As required by SFAS No. 142, the Company completed its annual test of goodwill for impairment as of September 30, 2005 and determined that no impairment of goodwill was indicated. Annually, the Company will perform an impairment of goodwill test. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, requires a write-down of goodwill for that reporting unit. In evaluating whether impairment exists in certain reporting units, management also considers the fair value in excess of the carrying value for certain assets.

Share-based Payments. In December 2004, the FASB issued SFAS No. 123-R, ”Share-Based Payments,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options, non-vested stock grants and stock issued under the employee stock plans. The Company adopted FAS 123-R using the modified prospective basis on January 1, 2006. As the Company had various share-based payment plans that were previously subjected to variable accounting under FASB FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” management believes that the adoption of SFAS No. 123-R will not have a material impact on the Company’s results from operations.

The Company will estimate the value of employee stock options using the Black-Scholes option pricing model. Assumptions necessary for the calculation of fair value include expected term and expected volatility. These assumptions are management’s best estimate of the characteristics of the options. Additionally, forfeiture rates are estimated based on prior option vesting experience. If the estimates of employees’ forfeiture rates are not correct at the end of the term of the option, the Company will record either additional expense or a reduction in expense in the period it completely vests. This adjustment may be material to the period in which it is recorded. In addition, option fair value is based on estimates of volatility as determined by management. Many methods are available to determine volatility, so the determination is subjective. Applying a different method to determine volatility could impact earnings.

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

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the year ended December 31, 2005, the Company has recognized a foreign currency loss of $0.4 million related to this program. Management is unable at this time to estimate the future gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poor’s 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 3.2% of shareholders’ equity as of December 31, 2005. At December 31, 2005 and 2004 the fair market value of the common stock portfolio was $200.7 million and $180.8 million, respectively. A hypothetical decrease of 10% in the market price of each security held at December 31, 2005 and 2004 would have resulted in a decrease of $20.1 million and $18.1 million, respectively, in the fair value of the equity portfolio.

The fair value of the Company’s portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and the Company reinvests the proceeds at lower interest rates resulting in lower investment income. Exposure to interest rate risk is managed by investing in securities with varied maturities and with consideration given to the estimated duration of the Company’s liabilities. Duration is a common gauge of the price sensitivity of a fixed income portfolio to a change in interest rates. Based upon a pricing model, the Company determines the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity investments resulting from changes in the rate of 100 and 300 basis points as of December 31, 2005:

Interest Rate Sensitivity Analysis

	-200	-100	Base Case	100	200	300
Book Yield	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%
Market Yield	3.1%	4.2%	5.1%	6.1%	7.0%	8.0%
Average Life (years)	3.9	4.5	5.0	5.2	5.3	5.3
Option Adjusted Duration (years)	2.9	3.3	3.7	3.8	3.8	3.8
Market Value (in millions)	$1,791.8	$1,736.2	$1,675.8	$1,611.8	$1,551.4	$1,494.0
Gain (Loss) (in millions)	$93.1	$37.4	$(23.0)	$(86.9)	$(147.3)	$(204.7)

The Company primarily invests in high investment grade bonds (“AAA” rated U.S. treasury notes and government agencies and “A” or better for municipal bonds, corporate bonds, mortgage and asset backed securities and preferred stocks). The fixed income portfolio has an average rating of “AAA” and less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB”.

Of the Company’s $144.3 million of junior subordinated debentures approximately $133.4 million are subject to variable interest rates. Thus, interest expense on these debentures is directly correlated to market interest rates, specifically changes in the 3-Month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law, currently 16.0%. Based on the December 31, 2005 and 2004 outstanding balance of $144.3 million and $113.4 million, respectively, a 1% change in market interest rates would change annual interest expense by $1.4 million and $1.1 million, respectively.

On March 31, 2003, the Company issued 7% convertible preferred stock that is subject to dividend rate changes based on the Company’s A.M. Best rating and Argonaut Insurance’s RBC ratio. Based on the December 31, 2005 and 2004 outstanding amounts of $29.4 million and $35.4 million, a 1% change in the annual dividend rate would change dividend payments by $0.3 million and $0.4 million, respectively.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the service of two professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” discussion on pages 41 - 42).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Registered Independent Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Argonaut Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Argonaut Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Argonaut Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Argonaut Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Argonaut Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argonaut Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Argonaut Group, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
March 10, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Executive Officers,” “Audit Committee Financial Expert,” “Security Ownership of Principal Stockholders and Management”,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 2, 2006.

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

Item 11. Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Indemnification,” “Pension Plan,” and “Compensation of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 2, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has two equity based compensation plans, the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, as amended. The following table sets forth information as of December 31, 2005 concerning the Company’s equity compensation plans, each of which was approved by the shareholders:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Amended and Restated Stock Incentive Plan:
Stock options	2,353,132	$19.16	1,285,798
Non-vested stock	258,703	—	808,992
Non-Employee Director Stock Option Plan	120,000	$17.49	98,000

Equity compensation plans not approved by shareholders	—	—	—

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 2, 2006.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 2, 2006.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 2, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Income For the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity For the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flow For the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant December 31, 2005 and 2004

Schedule III - Supplementary Insurance Information For the Years Ended December 31, 2005, 2004 and 2003

Schedule V - Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies For the Years Ended December 31, 2005, 2004 and 2003

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries listed on the above index.

(a)	3. Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

3.1	Composite Copy of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Certificate of Incorporation of Argonaut Group, Inc. (incorporated by reference to the Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to the post-effective amendment filed pursuant to Rule 462 on October 4, 2005).

10.1	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2004).

10.2	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.3	Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.4	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

10.5	Argonaut Group, Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2004).

10.6	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2004).

10.7	Quota Share Reinsurance Agreement, dated as of March 31, 2003, by and among Colony Insurance Company, Colony National Insurance Company, Colony Specialty Insurance Company and Houston Casualty Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.8	Subscription Agreement dated as of March 12, 2003, by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.9	Amendment No. 1, dated as of March 31, 2003, to Subscription Agreement by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.10	Registration Rights Agreement dated as of March 31, 2003, by and among Argonaut Group, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.11	Executive Employment Agreement dated as of July 1, 2003, by and between Argonaut Group, Inc. and Mark E. Watson III (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004).

10.12	Executive Retention Agreement Between Argonaut Group, Inc. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.13	Executive Retention Agreement Between Argonaut Group, Inc. and Mark W. Haushill (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.14	Executive Retention Agreement Between Argonaut Group, Inc. and Byron L. LeFlore (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.15	Executive Retention Agreement Between Argonaut Group, Inc. and Charles W. Weaver (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).

10.16	Credit Agreement, dated as of September 15, 2004, among Argonaut Group, Inc (as the Borrower) and LaSalle Bank National Association (as Administrative Agent) (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). (Agreement terminated effective March 6, 2006.)

10.17	Form of Promissory Note between Argonaut Group, Inc (as the Borrower) and LaSalle Bank National Association (as Lender) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). (Agreement terminated effective March 6, 2006.)

10.18	Credit Agreement dated as of March 6, 2006 among Argonaut Group, Inc., The Lenders Party Hereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wachovia Bank, N.A., as Syndication Agent.(incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2006).

10.19	Argonaut Deferred Compensation Plan for Non-Employee Directors, effective December 16, 2005

12.1	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends.

14	Registrant’s Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of Registrant, as amended

23	Consents of Independent Auditors – Ernst & Young LLP

31.1	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Executive Officer

31.2	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ARGONAUT GROUP, INC.

By	/s/ Mark E Watson III
Mark E. Watson III
President

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	March 10, 2006

/s/ Mark W. Haushill Mark W. Haushill	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 10, 2006

/s/ Byron L. LeFlore, Jr. Byron L. LeFlore, Jr.	Senior Vice President and General Counsel	March 10, 2006

/s/ Gary V. Woods Gary V. Woods	Director	March 10, 2006

/s/ John R. Powers, Jr. John R. Power, Jr.	Director	March 10, 2006

/s/ Fayez S. Sarofim Fayez S. Sarofim	Director	March 10, 2006

/s/ Hector DeLeon Hector DeLeon	Director	March 10, 2006

/s/ Frank W. Maresh Frank W. Maresh	Director	March 10, 2006

/s/ Allan W. Fulkerson Allan W. Fulkerson	Director	March 10, 2006

/s/ David Hartoch David Hartoch	Director	March 10, 2006

/s/ H. Berry Cash H. Berry Cash	Director	March 10, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Argonaut Group, Inc.

We have audited the accompanying consolidated balance sheets of Argonaut Group, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Argonaut Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 10, 2006

ARGONAUT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturities, at fair value (cost: 2005 - $1,698.8; 2004 - $1,454.3)	$1,675.8	$1,470.7
Equity securities, at fair value (cost: 2005 - $135.6; 2004 - $115.3)	200.7	180.8
Other long-term investments, at fair value (cost: 2005 - $20.6; 2004 - $17.5)	23.9	20.0
Short-term investments, at fair value, which approximates cost	272.6	112.4

Total investments	2,173.0	1,783.9

Cash and cash equivalents	29.7	31.7
Accrued investment income	17.4	16.9
Receivables:
Due from insureds	178.3	249.9
Due from reinsurance	558.2	597.4
Notes receivable	18.1	37.8
Goodwill	106.3	106.3
Current income taxes receivable, net	4.2	3.6
Deferred income tax asset, net	63.0	45.6
Deferred acquisition costs	88.9	70.0
Ceded unearned premiums	103.3	75.7
Other assets	64.2	54.4

Total assets	$3,404.6	$3,073.2

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$1,875.4	$1,607.5
Unearned premiums	475.8	390.8
Funds held	62.7	197.4
Accrued underwriting expenses	65.4	61.9
Ceded reinsurance payable, net	47.7	32.2
Deferred gain, retroactive reinsurance	—	45.1
Junior subordinated debentures	144.3	113.4
Other liabilities	17.2	21.5

Total liabilities	2,688.5	2,469.8

Shareholders’ equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized; Series A mandatory convertible preferred stock - 2,453,310 and 2,953,310 shares issued and outstanding at December 31, 2005 and 2004, respectively	0.2	0.3
Common stock - $0.10 par, 70,000,000 shares authorized; 30,511,604 and 27,704,341 shares issued and outstanding at December 31, 2005 and 2004, respectively	3.1	2.8
Additional paid-in capital	293.1	230.3
Retained earnings	400.7	322.4
Deferred stock compensation	(10.3)	(6.9)
Accumulated other comprehensive income, net	29.3	54.5

Total shareholders’ equity	716.1	603.4

Total liabilities and shareholders’ equity	$3,404.6	$3,073.2

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	For the years ended December 31,
	2005	2004	2003
Premiums and other revenue:
Earned premiums	$699.0	$633.9	$562.8
Net investment income	83.9	65.1	53.6
Realized investment gains, net	3.3	5.2	113.6

Total revenue	786.2	704.2	730.0

Expenses:
Losses and loss adjustment expenses	427.2	409.7	395.3
Underwriting, acquisition and insurance expense	262.5	222.8	191.0
Interest expense	15.0	11.0	8.4

Total expenses	704.7	643.5	594.7

Income before income taxes	81.5	60.7	135.3
Provision (benefit) for income taxes	1.0	(11.1)	26.3

Net income	$80.5	$71.8	$109.0

Net income per common share:
Basic	$2.73	$2.51	$4.76

Diluted	$2.53	$2.33	$4.40

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the years ended December 31,
	2005	2004	2003
Net income	$80.5	$71.8	$109.0

Other comprehensive income (loss):
Minimum pension liability adjustment	0.2	(0.7)	—
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	(35.7)	(10.4)	25.5
Less: reclassification adjustment for gains included in net income or loss	(3.3)	(5.2)	(56.0)

Other comprehensive loss before tax	(38.8)	(16.3)	(30.5)
Income tax benefit related to other comprehensive loss	(13.6)	(5.7)	(10.7)

Other comprehensive loss, net of tax	(25.2)	(10.6)	(19.8)

Comprehensive income	$55.3	$61.2	$89.2

See accompanying notes

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 01, 2003	—	2.2	96.4	145.9	(1.7)	84.9	327.7
Net income	—	—	—	109.0	—	—	109.0
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(19.8)	(19.8)
Issue 2,953,310 shares Series A mandatory convertible preferred stock, net of offering expenses	0.3	—	34.1	—	—	—	34.4
Issue 5,368,000 shares of common stock in secondary offering, net of offering expenses	—	0.5	79.3	—	—	—	79.8
Issue 596,474 shares of common stock in connection with the conversion of note payable	—	0.1	8.8	—	—	—	8.9
Activity under stock incentive plans	—	—	1.9	—	(0.9)	—	1.0
Cash dividend declared - preferred stock ($0.627/share)	—	—	—	(1.8)	—	—	(1.8)

Balance, December 31, 2003	0.3	2.8	220.5	253.1	(2.6)	65.1	539.2
Net income	—	—	—	71.8	—	—	71.8
Minimum pension liability, net of taxes	—	—	—	—	—	(0.4)	(0.4)
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(10.2)	(10.2)
Common stock offering expenses	—	—	(0.2)	—	—	—	(0.2)
Preferred stock offering expenses	—	—	(0.2)	—	—	—	(0.2)
Activity under stock incentive plans	—	—	9.4	—	(4.3)	—	5.1
Exercise of stock options	—	—	0.6	—	—	—	0.6
Employee stock purchase plan	—	—	0.2	—	—	—	0.2
Cash dividend declared - preferred stock ($0.84/share)	—	—	—	(2.5)	—	—	(2.5)

Balance, December 31, 2004	0.3	2.8	230.3	322.4	(6.9)	54.5	603.4
Net income	—	—	—	80.5	—	—	80.5
Minimum pension liability, net of taxes	—	—	—	—	—	0.1	0.1
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(25.3)	(25.3)
Issue 1,610,000 shares common stock in secondary offering, net of offering expenses	—	0.2	40.8	—	—	—	41.0
Series A preferred stock conversion	(0.1)	0.1		—	—	—	—
Activity under stock incentive plans	—	—	10.8	—	(3.4)	—	7.4
Retirement of common shares (tax payments on non-vested stock)	—	—	(0.5)	—	—	—	(0.5)
Exercise of stock options	—	—	9.6	—	—	—	9.6
Deferred tax - option exercises	—	—	1.4	—	—	—	1.4
Employee stock purchase plan	—	—	0.7	—	—	—	0.7
Cash dividend declared - preferred stock ($0.84/share)	—	—		(2.2)	—	—	(2.2)

Balance, December 31, 2005	$0.2	$3.1	$293.1	$400.7	$(10.3)	$29.3	$716.1

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

( in millions)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$80.5	$71.8	$109.0
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	17.4	16.2	10.7
Deferred federal income tax expense (benefit)	(3.7)	(12.7)	3.2
Tax benefit from exercise of stock options	1.4	—	—
Gains on sales of investments	(3.3)	(5.2)	(56.0)
Gains on sales of real estate	—	—	(57.6)
Change in:
Accrued investment income	(0.5)	(2.3)	(1.6)
Receivables	110.8	(66.2)	(89.4)
Unearned premiums on ceded reinsurance	(27.6)	(16.4)	(28.7)
Reserves for losses and loss adjustment expenses	267.9	126.7	199.2
Unearned premiums	85.0	37.5	68.4
Income taxes payable	(0.6)	(23.3)	18.2
Deferred policy acquisition costs	(18.9)	(7.5)	(7.8)
Accrued underwriting expenses and funds held	(131.2)	13.2	32.6
Deferred gain, retroactive reinsurance	(45.1)	1.8	3.3
Other assets and liabilities, net	(1.1)	(10.7)	(21.3)

Cash provided by operating activities	331.0	122.9	182.2

Cash flows from investing activities:
Sales of fixed maturity investments	161.9	326.0	82.7
Maturities and mandatory calls of fixed maturity investments	123.2	232.3	212.4
Sales of equity securities	27.6	9.4	99.1
Purchases of fixed maturity investments	(540.5)	(868.9)	(605.4)
Purchases of equity securities	(44.2)	(14.2)	(2.0)
Change in short-term investments	(160.2)	66.7	(139.2)
Net cash received from sale of real estate	—	—	12.8
Payments received on real estate notes	19.7	8.6	4.8
Acquisition, net of cash received	—	(0.6)	—
Other, net	—	(5.1)	(1.3)

Cash used by investing activities	(412.5)	(245.8)	(336.1)

Cash flows from financing activities:
Issuance of Series A mandatory convertible preferred stock	—	—	34.6
Issuance of junior subordinated debentures	30.9	85.9	27.5
Stock options exercised, employee stock purchase plan issuance, and retirement of common shares (tax payments on non-vested stock)	9.8	0.8	—
Secondary common stock offering, net of offering expenses	41.0	(0.2)	79.8
Preferred stock offering expenses	—	(0.2)	—
Proceeds from related party note payable	—	—	18.0
Payments on related party note payable	—	—	(9.1)
Payment of cash dividend to preferred shareholders	(2.2)	(2.5)	(1.2)

Cash provided by financing activities:	79.5	83.8	149.6

Change in cash	(2.0)	(39.1)	(4.3)
Cash, beginning of period	31.7	70.8	75.1

Cash, end of period	$29.7	$31.7	$70.8

See accompanying notes

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business. Argonaut Group, Inc. (the “Company”) is a national provider of specialty insurance products focused on high-quality customer service for specific niches of property-casualty insurance. Colony Insurance Group, located in Richmond, Virginia, and Argonaut Specialty Insurance Services, headquartered in New York, New York, write excess and surplus lines products. Select markets products are written by Argonaut Great Central Insurance Company, headquartered in Peoria, Illinois, Rockwood Casualty Insurance Company, headquartered in Rockwood, Pennsylvania and Grocers Insurance headquartered in Portland, Oregon. Public entity products are provided by Trident Insurance Services, a wholly-owned subsidiary of the Company. Argonaut Insurance Company provides risk management solutions and is headquartered in Menlo Park, California. In the third quarter of 2005, the Company sold a substantial portion of its risk management business (see note 18 – “Restructuring”). The Company has one run-off segment relating to liabilities associated with policies issued in the 1970s and into the 1980s it no longer underwrites.

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

In December 2003, the FASB issued FASB Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46 – R”). It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company evaluated its investment in the following entities: Argonaut Group Statutory Trust, Argonaut Group Statutory Trust III, Argonaut Group Statutory Trust IV, Argonaut Group Statutory Trust V, Argonaut Group Statutory Trust VI, Argonaut Group Statutory Trust VII, Argonaut Group Statutory Trust VIII, Argonaut Group Statutory Trust IX and Argonaut Group Statutory Trust X (the “Trusts”) under the requirements of FIN 46-R. The Company determined that the Trusts are a variable interest entity due to the fact that the Trusts do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. The Company is not entitled to receive a majority of the Trusts’ residual returns nor is it responsible to absorb the majority of the Trusts’ expected losses; therefore, the Company is not the primary beneficiary and, accordingly, the Trusts are not included in the Company’s consolidated financial statements.

Cash. Cash consists of cash deposited in banks, generally in concentration and operating accounts.

Investments. Investments in fixed maturities at December 31, 2005 and 2004 include bonds, notes and redeemable preferred stocks. Equity securities include common and nonredeemable preferred stocks. Short-term investments consist of funds in excess of the Company’s near-term operating and claims paying needs, and are invested in certificates of deposit, commercial paper, and money market funds. Short-term investments are classified as investments in the consolidated financial statements as they relate principally to the Company’s investment activities.

The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts. This amortization or accretion is included in net investment income.

For the mortgage-backed bond portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Premium or discount on high investment grade securities (rated AA or higher) is amortized into income using the retrospective method. Premium or discount on lower investment grade securities (rated less than AA) is amortized into income using the prospective method.

Investments are considered available for sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices. The cost of securities sold is based on the specific identification method. The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment pattern,

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and the intent and ability of the Company to hold the security to allow for recovery. For those securities where the Company’s acquisition costs are more than fair market value, the Company reviews such securities internally and with its investment advisors. During the year ended December 31, 2005, realized investment gains for the equity and bond portfolios were reduced by $0.6 million and $0.4 million, respectively, due to the recognition of other than temporary impairment on certain securities. During the year ended December 31, 2004, realized investment gains for the bond portfolio was reduced $0.1 million due to the recognition of other than temporary impairments on certain securities. No other than temporary impairments were recognized on the Company’s equity portfolio. During the year ended December 31, 2003, realized investment gains for the equity and bond portfolios were reduced by $3.8 million and $0.2 million, respectively, due to the recognition of other than temporary impairment on certain securities.

Receivables. Receivables due from insureds are presented net of a reserve for doubtful accounts of $11.2 million and $7.9 million at December 31, 2005 and 2004, respectively.

Receivables due from reinsurance represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. These amounts are presented in the balance sheets net of a reserve for doubtful accounts of $18.8 million and $24.1 million at December 31, 2005 and 2004, respectively. For the year ended December 31, 2005 the Company increased its allowance for doubtful accounts by $8.0 million in its run-off lines segment and $8.0 million in its risk management segment. The Company wrote off reinsurance receivables of approximately $8.3 million in its run-off lines segment. Additionally, as a result of the commutation of a reinsurance contract, the Company reduced the allowance for doubtful accounts by approximately $13.0 million (see note 3 – “Reinsurance”).

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

Goodwill. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company performed its annual test for goodwill impairment as of September 30, 2005, and determined that no impairment of goodwill was indicated. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, require a write-down of goodwill for that reporting unit.

Earned Premiums. Premium revenue is recognized ratably over the policy period. Premiums that have yet to be earned are reported as unearned premiums on the balance sheet.

Retrospectively Rated Policies. The Company has written a number of workers’ compensation and other liability policies that are retrospectively rated. Under this type of policy, the policyholder may be entitled, subsequent to policy expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments are limited to a minimum or maximum premium adjustment, which is calculated as a percent of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated workers’ compensation policies is included in unearned premiums and was $11.9 million at December 31, 2005 and $17.5 million at December 31, 2004. The estimated amount receivable for additional premiums receivable under retrospectively rated policies included in premiums receivable was $9.0 million at December 31, 2005 and $22.6 million at December 31, 2004.

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

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally 2 to 40 years. The accumulated depreciation for property and equipment was $38.5 million and $35.9 million as of December 31, 2005 and 2004, respectively.

Foreign Currency Translation. The Company has entered into a reinsurance program that is conducted in multiple foreign currencies. Assets and liabilities resulting from this program are translated into the United States dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses resulting from this program are translated using a spot rate on the date of the individual transactions. Gains and losses arising from transactions denominated in a foreign currency are included in net income (loss). As of December 31, 2005, the Company recorded a loss from foreign currency translation of $0.4 million, compared to a net gain of approximately $0.2 million as of December 31, 2004.

Share-Based Payments. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” whereby the options that are granted are at market price, and no compensation expense is recognized. Compensation expense for stock options, if any, would be measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Non-vested stock awards are recorded as compensation expense over the required vesting period based on the market value on the date of grant. Unearned compensation expense on non-vested stock awards is shown as a reduction to shareholder’s equity. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” established accounting and disclosures requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company utilized its current method of accounting as described above and adopted the disclosure requirements of SFAS Nos. 123 and 148 per the table below:

(in millions, except per share amounts)	2005	2004	2003
Net income, as reported	80.5	71.8	109.0
Add: Total stock compensation expense included in reported net income, net of taxes	4.8	3.0	0.7
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards, net of tax	(4.2)	(2.8)	(1.1)

Pro forma net income	$81.1	$72.0	$108.6

Earnings per share
Basic - as reported	$2.73	$2.51	$4.76
Basic - pro forma	$2.76	$2.52	$4.74

Diluted - as reported	$2.53	$2.33	$4.40
Diluted - pro forma	$2.55	$2.34	$4.38

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of each option grant, both time-vested options and performance-based options, are estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

	2005	2004	2003
Risk-free rate of return	3.80% to 4.47%	3.00% to 3.94%	2.50% to 3.28%
Expected dividend yields	0.00%	0.00%	0.00%
Expected option life (years)	4.59	5.75	6.07
Expected volatility	46.6% to 47.6%	35.6% to 36.4%	43.49%

In December 2004, the FASB issued SFAS No. 123 - Revised “Share-Based Payment” (“SFAS No. 123-R”), which supersedes APB Opinion No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. This accounting standard becomes effective for the Company in the first quarter of 2006 (see discussion under “New Accounting Pronouncements”).

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

Supplemental Cash Flow Information.

Income taxes paid. The Company paid income taxes of $12.1 million in 2005, $24.6 million in 2004 and $8.5 million in 2003.

Interest paid. The Company paid interest on the junior subordinated debentures of $8.6 million during 2005. The Company paid interest on the junior subordinated debentures of $3.1 million during 2004. During 2003, the Company paid interest on the junior subordinated debentures of $0.4 million and on the related party note payable of $0.8 million. The related party note payable was paid in full prior to the end of 2003.

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

New Accounting Pronouncements.

In December 2004, the FASB issued SFAS No. 123-R, replacing SFAS No. 123 and superseding Opinion No. 25. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, non-vested stock grants and employee stock purchase plans that contain a look-back provision and allows employees to purchase stock at a discount, to be recognized in the financial statements based on their fair values. Implementation of SFAS No. 123-R was effective January 1, 2006. Options are typically granted with ratable vesting provisions, and the Company intends to amortize compensation cost over the service period using the straight-line method. The Company will use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123-R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, the Company expects that share-based compensation expense, as measured under SFAS 123-R will be approximately $1.6 million to $1.9 million per quarter on a pre-tax basis for grants that are issued and outstanding as of December 31, 2005.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). SFAS No. 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company has reviewed the guidance of FSP Nos. FAS 115-1 and 124-1 and has determined that its practices are consistent with the FSP; therefore, the adoption of the FSP on January 1, 2006 will have no impact on the Company’s consolidated financial statements.

2. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments available for sale as of December 31 were as follows:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2005
Fixed maturities
U.S. Treasury securities	$84.0	$0.9	$0.5	$84.4
U.S. Government agencies	284.7	1.2	5.4	280.5
Obligations of states and political subdivisions	98.7	0.7	1.8	97.6
Corporate securities	499.7	6.3	9.1	496.9
Mortgage backed securities	725.9	0.4	15.5	710.8
Foreign government	4.6	—	0.3	4.3
Redeemable preferred stock	1.2	0.1	—	1.3

Total fixed maturities	$1,698.8	$9.6	$32.6	$1,675.8

Equity securities
Banks, trusts and insurance companies	$18.1	$10.6	$0.1	$28.6
Industrial, miscellaneous and all other	117.5	57.5	2.9	172.1

Total equity securities	$135.6	$68.1	$3.0	$200.7
Other long-term investments	20.6	3.3	—	23.9
Short-term investments	272.6	—	—	272.6

Total invested assets	$2,127.6	$81.0	$35.6	$2,173.0

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004
Fixed maturities
U.S. Treasury securities	$131.7	$4.6	$0.3	$136.0
U.S. Government agencies	283.1	3.6	1.2	285.5
Obligations of states and political subdivisions	78.5	1.0	0.9	78.6
Corporate securities	429.3	12.9	2.0	440.2
Mortgage backed securities	525.7	3.0	4.3	524.4
Foreign government	4.8	—	0.1	4.7
Redeemable preferred stock	1.2	0.1	—	1.3

Total fixed maturities	$1,454.3	$25.2	$8.8	$1,470.7

Equity securities
Banks, trusts and insurance companies	$18.0	$14.3	$0.1	$32.2
Industrial, miscellaneous and all other	97.3	52.1	0.8	148.6

Total equity securities	$115.3	$66.4	$0.9	$180.8
Other long-term investments	17.5	2.5	—	20.0
Short-term investments	112.4	—	—	112.4

Total invested assets	$1,699.5	$94.1	$9.7	$1,783.9

The amortized cost and fair values of fixed maturity investments as of December 31, 2005, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$140.6	$141.8
Due after one year through five years	523.9	516.1
Due after five years through ten years	246.4	243.7
Thereafter	62.0	63.4
Mortgage-backed	725.9	710.8

Total	$1,698.8	$1,675.8

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31, were as follows:

(in millions)	2005	2004	2003
Investment income:
Interest and dividends on fixed maturities	$72.5	$57.9	$45.9
Dividends on equity securities	5.2	4.9	5.7
Interest on short-term investments	4.9	1.7	1.2
Interest on long-term investments	4.6	2.6	1.8
Other	0.2	1.7	1.8

	87.4	68.8	56.4
Investment expenses	(3.5)	(3.7)	(2.8)

Net investment income	$83.9	$65.1	$53.6

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Proceeds from sales of fixed maturity investments were $161.9 million, $326.0 million and $82.7 million in 2005, 2004 and 2003, respectively. Proceeds from sales of equity securities were $27.6 million, $9.4 million and $99.1 million in 2005, 2004 and 2003, respectively. The following table presents the Company’s realized gains (losses) from investment sales:

(in millions)	2005	2004	2003
Realized gains
Fixed maturities	$0.8	$3.7	$2.0
Equity securities	4.4	3.6	58.8
Other long-term investments	0.3	—	—
Gains on sales of real estate	—	—	57.6

Gross realized gains	5.5	7.3	118.4

Realized losses
Fixed maturities	(1.5)	(1.4)	(0.4)
Equity securities	(0.7)	(0.2)	(4.2)
Other long-term investments	—	(0.5)	(0.2)

Gross realized losses	(2.2)	(2.1)	(4.8)

Net realized gains from investment sales	$3.3	$5.2	$113.6

Included in realized losses for the years ended December 31, 2005, 2004 and 2003 were write downs of approximately $1.0 million, $0.1 million and $4.0 million, respectively, from the recognition of other than temporary impairments on certain investment securities.

At December 31, 2005, the amortized cost and fair value of investments on deposit with various insurance regulatory agencies were $294.1 million and $293.5 million, respectively.

Additionally, U.S. Treasury and Agency securities with an amortized cost of $2.2 million (which approximated fair value) were pledged as collateral for surety bonds, which were issued, to various states in lieu of depositing bonds. Investments with an amortized cost of $75.4 million and fair value of $73.6 million were pledged as collateral for various other reasons such as reinsurance.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2005 and 2004 is presented below:

	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2005
Fixed maturities
U.S. Treasury securities	$12.9	$0.1	$20.5	$0.4	$33.4	$0.5
U.S. Government agencies	126.5	2.6	99.8	2.8	226.3	5.4
Obligations of states and political subdivisions	39.7	0.6	34.1	1.2	73.8	1.8
Corporate securities	195.2	3.9	144.0	5.2	339.2	9.1
Mortgage backed securities	412.1	7.7	214.6	7.8	626.7	15.5
Foreign Government	—	—	4.4	0.3	4.4	0.3
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	786.4	14.9	517.4	17.7	1,303.8	32.6

Equity securities
Banks, trusts and insurance companies	4.9	0.1	0.2	—	5.1	0.1
Industrial, miscellaneous and all other	37.5	2.2	3.3	0.7	40.8	2.9

Total equity securities	42.4	2.3	3.5	0.7	45.9	3.0

Total	$828.8	$17.2	$520.9	$18.4	$1,349.7	$35.6

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Less Than One Year		One Year or Greater		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2004
Fixed maturities
U.S. Treasury securities	$26.3	$0.2	$2.4	$0.1	$28.7	$0.3
U.S. Government agencies	101.2	0.8	48.4	0.4	149.6	1.2
Obligations of states and political subdivisions	36.8	0.7	7.4	0.2	44.2	0.9
Corporate securities	154.0	1.9	4.1	0.1	158.1	2.0
Mortgage backed securities	286.9	3.8	22.1	0.5	309.0	4.3
Foreign Government	4.7	0.1	—	—	4.7	0.1
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	609.9	7.5	84.4	1.3	694.3	8.8

Equity securities
Banks, trusts and insurance companies	0.6	0.1	—	—	0.6	0.1
Industrial, miscellaneous and all other	7.0	0.4	13.6	0.4	20.6	0.8

Total equity securities	7.6	0.5	13.6	0.4	21.2	0.9

Total	$617.5	$8.0	$98.0	$1.7	$715.5	$9.7

The Company holds a total of 2,165 securities, of which 608 were in an unrealized loss position for less than one year and 401 were in an unrealized loss position for a period one year or greater as of December 31, 2005. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political sub divisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of interest rate fluctuations. The Company has the ability and intent to hold these securities until a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities as a price less than the amortized cost of those investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2005.

The unrealized loss on the Company’s corporate bond portfolio was primarily due to increased interest rates. All corporate bonds were of investment grade as of December 31, 2005. The contractual terms of the securities do not allow the issuer to settle the securities at a price less than the amortized cost of the investment. The Company continually monitors the bond portfolio and will recognize an other-than temporary impairment on any securities which are down graded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2005.

The Company’s portfolio of mortgage-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases. The contractual cash flows of the securities issued by agencies of the United States government are guaranteed by the governmental agency. The securities issued by the corporate entities, though not guaranteed, were all of investment grade as of December 31, 2005. The Company has no indications that the securities will settle at a price less than the amortized cost of the securities. The Company believes the decline in fair value is due solely to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2005.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at December 31, 2005 are temporary.

3. Reinsurance

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company’s maximum loss on catastrophes and large or unusually hazardous risks. The Company is liable for reinsurance ceded in the event its reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The Company’s reserves for nonrecoverable reinsurance balances receivable on paid losses and incurred claims were $18.8 million and $24.1 million as of December 31, 2005 and 2004, respectively. Under certain of the reinsurance agreements, collateral and letters of credit are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral and letters of credit were $107.3 million and $296.5 million at December 31, 2005 and 2004, respectively.

The long-term nature of the reinsurance contracts creates a credit risk to the Company over time arising from potentially uncollectible reinsurance. To mitigate that counter-party risk, the Company evaluates its reinsurers to assess the financial condition of the various reinsurers. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, certain members of management make changes to the approved markets that are utilized in both its treaty and facultative reinsurance programs.

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in the consolidated balance sheet. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in the consolidated statements of income.

Losses and loss adjustment expenses of $427.2 million, $409.7 million and $395.3 million for the years ending December 31, 2005, 2004 and 2003, respectively, are net of amounts ceded to reinsurers of $226.6 million $128.8 million and $83.7 million, respectively.

While the Company is generally not in the business of assuming reinsurance risks, it is required to accept certain assigned risks and other legally mandated reinsurance obligations. However, in previous years, the Company actively assumed various forms of casualty reinsurance for which it continues to maintain reserves for losses and loss adjustment expenses (see note 14). For such assumed reinsurance transactions, the Company engages in various monitoring steps that are common with assumed reinsurance such as ongoing underwriting and claims reviews.

Premiums for the years ended December 31, were as follows:

(in millions)	2005	2004	2003
Direct written premiums	$928.5	$853.0	$741.1
Reinsurance ceded to other companies	(286.3)	(233.9)	(195.8)
Reinsurance assumed from other companies	127.3	50.4	47.2

Net written premiums	$769.5	$669.5	$592.5

Direct earned premiums	$872.6	$795.5	$703.4
Reinsurance ceded to other companies	(264.4)	(217.7)	(174.8)
Reinsurance assumed from other companies	90.8	56.1	34.2

Net earned premiums	$699.0	$633.9	$562.8

Percentage of reinsurance assumed to net earned premiums	13.0%	8.8%	6.1%

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company entered into a retroactive adverse loss development reinsurance agreement (“the agreement”) with Inter-Ocean N.A. Reinsurance Company, Ltd. (“Inter-Ocean”) effective December 31, 2002 for the workers’ compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. Effective September 15, 2005, the Company commuted the agreement based on the most current actuarial data and the settlement of claims subject to the agreement subsequent to the agreement’s effective date. As a result of the commutation, the Company recognized a gain of $7.0 million, which was recorded as a reduction of loss and loss adjustment expenses in 2005. The Company reported ceded reserves in 2004 of $174.1 million related to the agreement.

Included in balances due from reinsurers in the risk management segment is $20.0 million due from Trenwick America Reinsurance Corporation (Trenwick), a subsidiary of Trenwick Group, Ltd., related to the commutation of a reinsurance treaty with Trenwick. The Company commuted this Trenwick treaty on December 31, 2005 and expects to receive $20.0 million pending approval from certain regulatory authorities. During the year and prior to the commutation, the Company recorded a $10.0 million increase to the allowance for doubtful accounts by reducing ceded loss reserves and increasing ceded loss expense for potential commutations of reinsurance treaties. Of the $10.0 million, $8.0 million was related to the Trenwick treaty commuted on December 31, 2005. During 2004, the Company recorded a $5.0 million increase to the allowance for doubtful accounts by reducing ceded loss reserves for this treaty, for a total $13.0 million allowance for doubtful accounts as of the December 31, 2005 commutation date. The $13.0 million reduction of ceded loss reserves represents management’s best estimate of losses that will be retained by the Company as a result of commuting this treaty. The Company has approximately $2.9 million of reinsurance balances due for other reinsurance contracts with Trenwick, and these balances remain current as to payment.

4. Sale of Real Estate Holdings

On March 20, 2003, AGI Properties, Inc., a subsidiary of Argonaut Insurance Company, sold a parcel of real estate in Torrance, California for approximately $24.0 million. AGI Properties, Inc. received $4.8 million in cash and issued a note receivable for the remainder, which is secured by the property. The note originally was due November 30, 2004 and bore interest at 3.5% annually. In November 2004, the buyer exercised the option to extend the maturity date of the note to May 2005 by remitting a payment of approximately $0.6 million. The interest rate was increased to 4.5% as a result of this extension. In November 2005, an amendment to the agreement was executed allowing the buyer the option to extend the note for two consecutive terms dependent upon required periodic remittance. The interest rate was raised to 5.5% for the duration of the amended agreement. Remittance during 2005 was approximately $1.3 million. The sale of this property met full gain recognition under SFAS No. 66, “Accounting for Real Estate Sales” and resulted in a pre-tax realized gain of $21.9 million.

On March 31, 2003, AGI Properties, Inc. sold certain parcels of real estate located in Los Angeles and Goleta, California for $40.0 million under three separate transactions with the same third party. For the three sales, AGI Properties, Inc. received a total of $8.0 million in cash and issued total notes receivable for the remaining $32.0 million. The notes receivable were secured through a first lien deed of trust on the respective properties sold. The original notes bore interest at a floating rate of LIBOR plus 4.0% and were capped at 6.0%. One note in the amount of approximately $4.0 million was paid in full in April 2003. A second note in the amount of approximately $8.0 million was paid in full in March 2004. The third note in the amount of approximately $20.0 million was paid in full August 2005. The sales of these properties met full gain recognition under SFAS No. 66 and resulted in a pre-tax gain of $35.7 million.

5. Income Taxes

The Company’s income tax provision (benefit) includes the following components:

(in millions)	2005	2004	2003
Current tax provision (benefit) related to:
Current tax provision	$4.7	$1.6	$23.1
Deferred tax provision (benefit) related to:
Future tax deductions	13.7	1.4	(15.2)
Net operating loss carryforward	—	4.2	62.7
Deferred alternative minimum tax provision	7.7	5.7	(21.5)
Valuation allowance change	(25.1)	(24.0)	(22.8)

Income tax provision (benefit)	$1.0	$(11.1)	$26.3

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax benefit as of December 31, 2004 was the result of the Company reducing its accrued tax liabilities by $10.9 million due to the state of California enacting a law providing for a partial tax deduction for certain intercompany dividends paid by subsidiary insurance companies to a company subject to California corporate income tax.

A reconciliation of the Company’s income tax provision or benefit to the provision or benefit that would have resulted if the tax had been computed at the statutory rate is as follows:

(in millions)	2005	2004	2003
Income tax provision (benefit) at statutory rates (35%)	$28.5	$21.2	$47.4
Tax effect of:
Tax-exempt interest	(0.1)	(0.1)	(0.2)
Dividends received deduction	(0.9)	(0.8)	(0.8)
Valuation allowance change	(25.1)	(24.0)	(22.8)
Other permanent adjustments, net	(0.5)	(0.2)	(0.5)
State tax expense	(0.9)	(7.2)	3.2

Income tax provision (benefit)	$1.0	$(11.1)	$26.3

Deferred taxes arise from temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Net deferred tax assets as of December 31, 2005, 2004 and 2003 result from the tax-effected temporary differences shown in the following table. Tax benefits of $13.6 million, $5.5 million and $10.7 million relating to changes in the unrealized gains on available-for-sale investment securities were recorded as of December 31, 2005, 2004 and 2003, respectively. In addition, tax benefits of $0.1 million relating to minimum pension liability adjustment were recorded as of December 31, 2005.

(in millions)	2005	2004	2003
Deferred tax liability
Unrealized gains on investment securities	$(15.9)	$(29.5)	$(35.0)
Deferred acquisition costs	(31.2)	(24.5)	(21.6)
Other	(4.6)	(4.2)	(4.6)

Deferred tax liability, gross	(51.7)	(58.2)	(61.2)

Deferred tax assets:
Losses and loss adjustment expense reserve discounting	50.1	52.3	48.7
Unearned premiums	26.0	22.7	21.0
Alternative minimum tax	15.5	19.1	25.6
Adverse development coverage	—	15.8	15.2
Allowance for bad debt	7.6	7.3	6.7
Net operating loss carryforward	0.4	0.5	3.3
Other, net	15.1	11.2	17.3

Deferred tax asset, gross	114.7	128.9	137.8
Deferred tax asset (liability), net before valuation allowance	63.0	70.7	76.6
Valuation allowance	—	(25.1)	(49.1)

Deferred tax asset, net	$63.0	$45.6	$27.5

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At the end of 2002, a valuation allowance of $71.9 million was established by the Company against the deferred tax asset due to the cumulative loss position of the Company over the prior three years. During 2005, 2004 and 2003, the valuation allowance was reduced by $25.1 million, $24.0 million and $22.8 million, respectively, due to consideration earnings generated in these periods. Future earnings were not considered in determining the deferred tax valuation allowance in 2002. As of December 31, 2005, the Company has utilized all of its regular federal tax net operating loss carryforward, except for $1.0 million, which relates to the acquisition of the Front Royal Companies. This carryforward will expire if not utilized on December 31, 2009. The alternative minimum tax assets do not expire. The Company’s deferred tax assets are supported by the reversal of taxable temporary differences, and the recognition of future income.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

(in millions)	2005	2004	2003
Net beginning of the year	$1,060.8	$965.5	$838.2
Add:
Net reserves acquired	—	—	3.8
Net reserves ceded - retroactive reinsurance contract (1)	175.7	(1.8)	(3.3)
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	447.5	408.7	351.5
Prior accident years	(20.3)	1.0	43.8

Losses and LAE incurred during calendar year, net of reinsurance	427.2	409.7	395.3
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	85.8	82.1	79.7
Prior accident years	183.1	230.5	188.8

Losses and LAE payments made during current calendar year, net of reinsurance	268.9	312.6	268.5
Net reserves - end of period	1,394.8	1,060.8	965.5
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	480.6	546.7	515.3

Gross reserves - end of period	$1,875.4	$1,607.5	$1,480.8

(1)	On September 15, 2005, the Company commuted its adverse development retroactive reinsurance contract (“ADC”). Reserves previously ceded under the contract net of ADC cession activity are added back to net reserves for 2005.

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

Net favorable loss development recognized in 2005 for prior accident years was a $20.3 million reduction to losses and LAE. Activity related to the ADC resulted in an $8.6 million reduction to prior accident years’ loss expense. ADC deferred gain amortization during the year prior to the commutation reduced prior accident years’ loss by $1.6 million. The netting of liabilities in excess of ceded balances recoverable resulting from the commutation reduced prior accident years’ loss by $7.0 million. The excess and surplus lines segment had favorable development of $12.7 million consisting of a $5.1 million reduction for 2004 hurricane losses mainly for property lines, and a $7.6 million reduction spread across other lines as losses have generally developed favorably. The public entity segment had $3.8 million of favorable development related to favorable trends in both the casualty and property lines of business, which is net of $2.0 million of adverse development on property losses for 2004 hurricanes. The risk management segment had $1.1 million of favorable development including $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years, offset by $5.5 million of unfavorable development in workers’ compensation. The unfavorable workers’ compensation development was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, partially offset by favorable development on involuntary pool losses. The risk management segment experienced favorable workers’ compensation development on the 2001 through 2004 accident years, which was largely offset by adverse development on older accident years. The select markets segment had $400,000 of favorable development resulting from regular and ongoing actuarial analyses. The run-off segment had $6.3 million of unfavorable development with $4.1 million due to an increase in unallocated loss adjustment expenses, and $2.2 million of unfavorable development primarily related to reduced ceded losses resulting from an increase to the allowance for doubtful accounts for unpaid ceded losses for certain reinsurance treaties.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net loss development recognized in 2004 for prior accident years was $1.0 million. The excess and surplus lines segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The select markets segment had unfavorable development of $3.5 million which was caused by the impact of the workers’ compensation loss reserve discount on prior accident years along with some minor actuarial adjustments. There was a net $5.3 million of favorable development on the risk management segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Amortization of the deferred gain on the ADC agreement reduced prior accident year loss expense by $2.3 million during 2004.

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

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. Argonaut Insurance Company discounted certain workers’ compensation pension-type reserves using a maximum interest rate of 3.5% in 2005, 2004 and 2003. The amount of unamortized discount was $30.0 million, $34.0 million and $34.1 million, respectively, at December 31, 2005, 2004 and 2003. Rockwood discounted certain workers’ compensation reserves at a rate of 3.5% in 2005, 2004 and 2003. The amount of unamortized discount was $13.8 milllion, $12.7 million and $11.5 million, respectively, at December 31, 2005, 2004 and 2003.

7. Junior Subordinated Debentures

During 2005, Argonaut Group Statutory Trust X (“Trust X”), a wholly owned subsidiary of the Company, sold 30,000 Floating Rate Capital Securities (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. The statutory trust is not consolidated with the Company, as the primary beneficiaries are the investors of the floating rate securities. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2035 from the Company. The Debentures have the same payment terms as the Capital Securities.

The initial interest rate on the Debentures and the Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which rate is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. After September 15, 2010, the Company will have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2010 upon the happening of specified events at the greater of (i) 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of (a) the discounted present value of the principal amount of the Debentures, (b) the discounted present value of the interest payable on the Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the Debentures through the redemption date.

During 2004, the Company, through a series of statutory trusts, sold $83.0 million of Floating Rate Capital securities (the “Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to the Company. The trusts used the proceeds

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company used the majority of the net proceeds from the sales of the Debentures to increase the capital of its insurance subsidiaries and for general corporate purposes.

8. Shareholders’ Equity

The Company is authorized to issue 5,000,000 shares of $0.10 par value preferred stock. As of December 31, 2005, the Company had 2,453,310 shares of Series A Mandatory Convertible Preferred Stock (“the preferred shares”) issued and outstanding.

The preferred shares are convertible at any time at the option of the holder at an initial conversion price of $12 per share. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares are senior to the common shares in regard to dividend and liquidation events. During the year ended December 31, 2005, Century Capital Partners III, L.P. converted 500,000 preferred shares into common shares. In January 2006, HCC Insurance Holdings Inc. converted 500,000 preferred shares into common shares.

The preferred shares pay a 7.0% annual dividend on a quarterly basis. The dividend is cumulative, and is payable when declared by the Board of Directors. The dividend rate is subject to certain adjustments based upon the Company’s A.M. Best rating and Risk Based Capital level. For the year ended December 31, 2005, the Company paid dividends of $2.2 million, with an additional $0.5 million accrued as of December 31, 2005. For the year ended December 31, 2004, the Company paid dividends of $2.5 million with an additional $0.6 million accrued as of December 31, 2004.

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

In May 2004, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares to 70 million from 35 million. On October 5, 2005, the Company sold 1.4 million shares of its common stock, par value $0.10 per share, in an underwritten public offering. The sale was made pursuant to an Underwriting Agreement, dated October 5, 2005, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $26.75 per share, less an underwriting discount of 4.3%. The net proceeds from the sale of the common stock were approximately $35.6 million, after deducting the underwriting discounts and commissions and offering expenses. The Company also granted the underwriters an option to purchase an

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

additional 210,000 shares of common stock to cover over-allotments, which was exercised in full on October 31, 2005, resulting in net proceeds of $5.4 million. The Company used the net proceeds from this offering, along with the net proceeds from the over-allotment exercise, for general corporate purposes, including capital contributions to its insurance subsidiaries and funding for potential acquisitions.

As of December 31, 2005, the Company had 30,511,604 shares issued and outstanding. As of December 31, 2005, the Company had the following authorized, unissued shares reserved for future issuance:

Reserve Name	Shares Reserved
Series A Mandatory Convertible Preferred Stock	2,453,310
Amended and Restated Stock Incentive Plan	4,706,625
Non-Employee Director Stock Option Plan	218,000
2004 Employee Stock Purchase Plan	647,092

Total	8,025,027

9. Earnings Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the years ended December 31:

(in millions, except per share amounts)	2005	2004	2003
Net income	$80.5	$71.8	$109.0
Preferred stock dividends	(2.2)	(2.5)	(1.8)

Income available to common shareholders	$78.3	$69.3	$107.2
Effect of dilutive securities:
Preferred stock dividends	2.2	2.5	1.8

Income available to common shareholders after assumed conversion	$80.5	$71.8	$109.0

Weighted average shares-basic	28,611,429	27,638,492	22,520,733
Effect of dilutive securities:
Stock options	432,216	200,511	36,941
Convertible preferred stock	2,707,135	2,953,310	2,233,188

Weighted average shares-diluted	31,750,780	30,792,313	24,790,862

Net income per common share-basic	$2.73	$2.51	$4.76

Net income per common share-diluted	$2.53	$2.33	$4.40

In 2005, options to purchase 25,250 shares of common stock at a price ranging from $33.00 to $35.50 were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2007 through 2009. In 2004, options to purchase 415,750 shares of common stock at a price ranging from $22.56 to $35.50 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2005 through 2014. In 2003, options to purchase 1,619,300 shares of common stock at a price ranging from $15.70 to $35.50 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2004 through 2013.

In January 2006, a holder of the preferred shares converted 500,000 shares into the Company’s common stock.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition, and insurance expenses for the years ended December 31, were as follows:

(in millions)	2005	2004	2003
Commissions	$127.6	$115.0	$103.6
General expenses	131.0	94.9	72.8
State assessments	9.7	8.9	9.9
Taxes, licenses and bureau fees	13.1	11.5	12.5

	281.4	230.3	198.8
Net deferral of policy acquisition costs	(18.9)	(7.5)	(7.8)

Total underwriting, acquisition and insurance expenses	$262.5	$222.8	$191.0

11. Pension Benefits

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

The following table sets forth the change in benefit obligation, change in plan assets, weighted-average assumptions and components of net periodic benefit cost as of December 31 with respect to the qualified and non-qualified defined benefit pension plans. The measurement dates of the assets and liabilities of all plans were December 31, 2005 and 2004, respectively.

(in millions)	2005	2004
Change in plan assets
Fair value of plan assets at beginning of year	$31.2	$33.3
Actual return on plan assets	0.8	1.0
Employer contributions	0.5	0.2
Benefits paid	(4.3)	(3.3)

Fair value of plan assets at end of year	$28.2	$31.2

(in millions)	2005	2004
Change in benefit obligation
Projected benefit obligation at beginning of year	$29.7	$30.3
Service cost	—	0.2
Interest cost	1.6	1.6
Actuarial loss	0.4	0.9
Benefits paid	(4.3)	(3.3)

Projected benefit obligation at end of year	$27.4	$29.7

(in millions)	2005	2004
Fair value of plan assets	$28.2	$31.2
Less: Projected benefit obligation	27.4	29.7

Funded status	0.8	1.5
Unrecognized actuarial loss	5.4	4.8
Unrecognized prior service costs	—	—
Unrecognized net transition obligation	—	—

Net amount recognized	$6.2	$6.3

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized in the balance sheet consist of:

(in millions)	2005	2004
Prepaid benefit costs	$8.0	$8.4
Accrued benefit liability	(2.3)	(2.8)
Intangible asset	—	—
Accumulated other comprehensive income	0.5	0.7

Net amount recognized	$6.2	$6.3

The accumulated benefit obligation for all defined benefit pension plans was $27.4 million and $29.7 million as of December 31, 2005 and 2004, respectively.

Assumptions used to determine benefit obligations at December 31:

	2005	2004
Weighted average discount rate	5.50%	5.75%
Long-term rate of return on plan assets	5.50%	5.75%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periods benefit cost for the years ended December 31:

	2005	2004
Weighted average discount rate	5.75%	6.25%
Long-term rate of return on plan assets	5.75%	6.00%
Expected rate of increase in future compensation levels	n/a	3.00%

(in millions)	2005	2004	2003
Components of net periodic benefit costs
Service cost	$—	$0.2	$1.0
Interest cost	1.6	1.6	2.1
Expected return on plan assets	(1.7)	(1.8)	(2.1)
Settlement charge	0.6	—	—
Effect of curtailment:
Decrease in projected benefit obligation	—	—	(4.7)
Recognition of prior service costs	—	—	0.8

Total effect of curtailment	—	—	(3.9)
Amortization of:
Prior service costs	—	(0.1)	0.1
(Gain) loss	0.1	0.1	(0.1)

Total amortization	0.1	—	—

Net periodic benefit cost	$0.6	$—	$(2.9)

The projected benefit, accumulated benefit obligation, and fair value of plan assets for the non-qualified unfunded supplemental defined benefit plan, with accumulated benefit obligations in excess of plan assets, were $2.3 million, $2.3 million and $0, respectively, as of December 31, 2005, and $2.8 million, $2.8 million and $0 respectively, as of December 31, 2004.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s weighted-average asset allocations, by asset category, as of December 31, were as follows:

Asset Category	2005	2004
Fixed income securities	86%	95%
Cash and short-term investments	14%	5%

	100%	100%

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

In November 2003, the Board of Directors elected to curtail the plans effective February 29, 2004. The Company anticipates formally terminating the plan in the future; however no definitive date has been determined. Absent the termination of the plan, the Company expects to make the following benefit payments:

(in millions)	Pension Benefits
2006	$1.8
2007	2.0
2008	2.0
2009	2.0
2010	1.9
Years 2011-2015	11.1

Substantially all employees of the Company are eligible to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be contributed to various savings alternatives including, under one plan, investment in the Company’s common stock. The plans call for the Company to match the employee’s contribution under several formulae. Charges to income related to such Company matching were $4.8 million in 2005, $3.5 million in 2004, and $1.4 million in 2003.

12. Share-based Payments

In May 2004, the shareholders approved an amendment to the Company’s Amended and Restated Stock Incentive Plan (the “Amended Plan”). The Amended Plan provides for the following: (a) prohibits any reduction in the exercise price of an option without shareholder approval; (b) increases the number of shares available under the plan by 1,750,000; (c) limits grants to individual employees to 300,000 shares within any calendar year (except in the year of their initial employment); (d) prohibits the granting of options with an exercise price below fair market value on the date of grant; (e) reduces the maximum duration of future grants to seven years; and (f) extends the expiration date of the Plan to April 2, 2014. Under the Amended Plan, an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. Stock options issued under the plan may be time-vested or have performance measures which must be met in order for the options to vest.

In May 2004, the shareholders approved an amendment to the Company’s Non-Employee Director Stock Option Plan (the “Director’s Plan”). The Director’s Plan provides for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company may issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. The options issued under the Director’s Plan are not “incentive stock options”. All options will have an exercise price equal to the fair market value as of the date of grant. The options will expire on the 7-year anniversary of the grant.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of the Company’s time-vested stock options plans (employees and non-employee directors) as of December 31 is presented below:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,797,050	$19.15	1,765,800	$19.31	1,971,200	$20.40
Granted	193,549	$22.13	216,000	$17.80	168,000	$9.68
Exercised	(448,800)	$17.45	(48,875)	$14.40	—	—
Expired or forfeited	(262,442)	$20.05	(135,875)	$20.79	(373,400)	$20.78

Outstanding at end of the year	1,279,357	$20.01	1,797,050	$19.15	1,765,800	$19.31

Exercisable at end of year	911,746	$19.99	1,172,988	$19.76	892,088	$19.74
Weighted-average fair value of options granted during the year		$10.29		$7.20		$4.35

In August 2003, the Company’s Board of Directors authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four year term. As of February 2, 2004, all of the performance measures were met and the performance based options were issued. Due to timing differences between the grant date and the measurement date of the options, the Company is recognizing compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. For the years ended December 31, 2005 and 2004, the Company recognized $0.4 million and $0.5 million, respectively, in compensation expense related to these options.

In August 2004, the Company’s Board of Directors authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four year term. As of January 14, 2005 all of the performance measures were met and the performance based options were issued. For the years ended December 31, 2005 and 2004, the Company recognized $0.6 million and $0.4 million, respectively, in compensation expense related to these options.

In March 2005, the Company’s Board of Directors authorized stock option awards to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four year term. As of December 19, 2005 all of the performance measures were met and the performance based options were issued. For the year ended December 31, 2005, the Company recognized $1.0 million in compensation expense related to these options.

The following is a summary of the Company’s performance-based stock option activity for the three years ended December 31, 2005:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of the year	1,039,250	$14.67	436,400	$12.22	—	—
Granted	607,575	$22.26	662,600	$16.21	436,400	$12.22
Exercised	(183,425)	$13.51	(13,000)	$12.04	—	—
Expired or forfeited	(269,625)	$17.06	(46,750)	$14.40	—	—

Outstanding at end of the year	1,193,775	$18.16	1,039,250	$14.67	436,400	$12.22

Exercisable at end of year	147,575	$14.25	93,875	$12.24	—	—
Weighted-average fair value of options granted during the year		$18.38		$8.68		$6.29

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary information about the Company’s stock options outstanding at December 31, 2005 is as follows:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price
$9.00 to $16.81	846,000	$14.78	6.6	304,375	$15.01
$17.58 to $19.50	583,700	$18.33	5.5	486,200	$18.37
$20.53 to $24.50	933,146	$22.33	6.6	163,446	$22.83
$25.37 to $35.50	110,286	$29.41	2.7	105,300	$29.46

$9.00 to $35.50	2,473,132	$19.12	6.2	1,059,321	$19.19

In August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature to all options granted prior to February 2, 2004 which had exercise prices greater than or equal to $16.21 per share. Effective September 13, 2005, the Compensation Committee terminated this feature on this group of options, resulting in a new measurement date for these options. These modifications to the existing option grants resulted in compensation expense of approximately $3.5 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively.

Under the Amended Plan, up to 1,250,000 shares may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. The number and weighted-average grant-date fair value of shares of non-vested common stock granted under the Amended Plan during the years ended December 31, 2005, 2004 and 2003 were as follows:

	Number of shares granted	Weighted average fair value on grant date
2005 non vested stock grants	128,451	$22.45
2004 non vested stock grants	207,609	$17.33
2003 non vested stock grants	67,300	$9.00

For the year ended December 31, 2005, 77,593 shares vested and were issued. As of December 31, 2005, 258,703 shares are outstanding under the plan, net of forfeitures of 73,452 shares. Of the shares outstanding, 42,283 shares will vest subject to the achievement of an objective performance goal. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense ratably over the vesting period, except for the grants subject to the performance measures. These performance based shares are recognized into expense under the accelerated expense attribution method under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”. The Company recognized compensation expense on the non-vested shares of $1.9 million, $1.9 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, under the Amended Plan, 2,094,790 shares were available for future grant, including up to 808,992 available as non-vested shares. The options are fully vested after 4 years. Options granted prior to May 2004 expire on the 11-year anniversary of the grant. Options granted subsequent to May 2004 expire on the 7-year anniversary of the grant. The shareholders have approved all share-based payment plans.

At December 31, 2005, under the Director’s Plan, 98,000 shares were available for future grant. The options are fully vested after 1 year. Options granted prior to May 2004 expire on the 10-year anniversary of the grant. Options granted subsequent to May 2004 expire on the 7-year anniversary of the grant. The shareholders have approved this share-based payment plan.

On December 16, 2005, the Board of Directors adopted the Argonaut Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors may elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts will be credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May1. In addition, the Plan calls for the Company to grant a match equal to 150% of the cash compensation amounts deferred in the form of “Stock Units”, which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit shall be valued at the closing price of

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuate daily thereafter on that same basis. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,333 Stock Units. Directors joining the Board after the effective date of the Plan shall have a Stock Unit Account established as of the date of their election or appointment with an identical initial bookkeeping entry. Unless removed for cause, each director (or such director’s designated beneficiary) shall be entitled to a distribution from the Plan six months after their service on the Board of Directors ends or, in the event of a change in control of the Company, as of the date of the change in control.

13. Segment Information

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

There are no major customers from whom the Company derives 10% or more of its revenue.

Revenues and income before taxes of each reporting segment for the years ended December 31 were as follows:

(in millions)	2005	2004	2003
Revenues:
Earned premiums
Excess & surplus lines	$374.9	$305.1	$286.6
Select markets	188.1	151.1	120.8
Public entity	59.3	61.7	33.0
Risk management	76.7	116.0	122.4
Run-off lines	—	—	—

Total earned premiums	699.0	633.9	562.8
Net investment income
Excess & surplus lines	30.0	21.0	15.5
Select markets	14.3	11.0	9.6
Public entity	4.9	2.3	0.8
Risk management	31.9	29.9	27.3
Run-off lines	—	—	—
Corporate & other	2.8	0.9	0.4

Total net investment income	83.9	65.1	53.6
Realized investment gains, net	3.3	5.2	113.6

Total revenue	$786.2	$704.2	$730.0

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2005	2004	2003
Income (loss) before income tax
Segment income (loss):
Excess & surplus lines	$57.7	$36.9	$41.1
Select markets	26.5	15.9	10.2
Public entity	9.4	3.4	2.5
Risk management	20.3	22.0	(11.6)
Run-off lines	(12.5)	—	(12.7)

	101.4	78.2	29.5
Corporate and other loss	(23.2)	(22.7)	(7.8)
Realized investment gains, net	3.3	5.2	56.0
Realized gains on sales of real estate, net	—	—	57.6

Total income before income tax	$81.5	$60.7	$135.3

The following table represents identifiable assets as of December 31, 2005 and 2004:

(in millions)	2005	2004
Excess & surplus lines	$1,351.4	$972.4
Select markets	576.7	428.8
Public entity	153.1	148.5
Risk management	1,217.5	1,475.7
Run-off lines	—	—
Corporate & other	105.9	47.8

Total	$3,404.6	$3,073.2

With the restructuring of the risk management segment during 2005, the Company reallocated the goodwill previously assigned to this segment in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangibles.” Included in identifiable assets as of December 31, 2005 was allocated goodwill of $0.9 for the public entity segment, $68.3 million for the excess and surplus line segment, $37.1 million for the select markets segment. Included in identifiable assets as of December 31, 2004 was allocated goodwill of $0.9 for the public entity segment, $48.5 million for the excess and surplus line segment, $29.8 million for the select markets segment and $27.1 million for the risk management segment.

14. Run-off Lines

The Company has discontinued active underwriting of certain lines of business, including segments of the general liability market, certain assumed reinsurance markets and medical malpractice. Included in the reinsurance assumed and general liability are exposures to claims for asbestos and environmental liabilities. The Company still is obligated to pay losses incurred on these lines, which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. The following table presents the Company’s gross reserves as of December 31:

(in millions)	2005	2004
Run-off lines:
Reinsurance assumed	$144.7	$153.4
Other liability	42.6	50.9
Medical malpractice	15.3	15.4

Total run-off lines	202.6	219.7
Continuing lines	1,672.8	1,387.8

Total reserves	$1,875.4	$1,607.5

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the Company’s net underwriting results for the three years ended December 31:

(in millions)	2005	2004	2003
Run-off lines:
Reinsurance assumed	$(2.7)	$(3.7)	$(7.4)
Other liability	(9.8)	3.7	(5.3)
Medical malpractice	0.0	—	—

Total run-off lines	(12.5)	—	(12.7)
Continuing lines	32.8	14.0	(11.0)

Underwriting income (loss)	20.3	14.0	(23.7)
Corporate and other expenses	(11.0)	(12.6)	0.2

Total underwriting income (loss)	$9.3	$1.4	$(23.5)

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

(in millions)	2005	2004	2003
Direct written
Case reserves	$8.1	$8.9	$19.8
ULAE	2.4	2.3	2.4
IBNR	30.0	33.2	53.4

Total direct written reserves	40.5	44.4	75.6
Assumed domestic
Case reserves	32.4	34.0	35.8
ULAE	3.3	2.7	2.3
IBNR	35.3	37.2	40.3

Total assumed domestic reserves	71.0	73.9	78.4
Assumed London
Case reserves	11.9	13.9	15.5
ULAE	1.3	1.1	1.0
IBNR	16.5	17.7	18.5

Total assumed London reserves	29.7	32.7	35.0

Total asbestos reserves	$141.2	$151.0	$189.0

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

The Company completed the 2005 analysis of loss and loss adjustment expense reserves related to its run-off lines which include asbestos and environmental claims during the third quarter and updated the analysis during the fourth quarter of 2005. As a result of this analysis, the Company recorded an additional $0.1 million in reserves. Additionally the Company strengthened its

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unallocated loss and loss adjustment expense reserves by $4.1 million based on this analysis. Based on the 2005 actuarial analysis, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future. A similar analysis was completed the third quarter of 2004 and this analysis indicated that reserves for asbestos and environmental exposures were adequate

For the year ended December 31, 2003, the Company decreased its ceded loss and loss adjustments expense reserves and correspondingly increased its net loss and loss adjustment expenses reserves and related expense by $10.2 million, based upon the Company’s third quarter of 2003 analysis of loss and loss adjustment expense reserves related to its run-off lines.

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

During 2004 the Company and its insurance subsidiaries received a number of formal and informal inquiries, subpoenas and/or requests for information from state and federal agencies in connection with certain ongoing, industry-wide investigations of contingent compensation arrangements, fictitious quotes, bid rigging, tying arrangements and finite insurance products. In each instance, the Company cooperated with the agency making the request and provided a timely response. The Company believes that its business activities and related accounting and disclosure practices comply fully with all applicable regulatory and legal requirements. The Company has received no additional inquiries of this nature during 2005, nor has there been an indication that any agency intends to initiate regulatory or legal action adverse to the Company based on the 2004 inquiries.

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

16. Leases

The Company has entered into a fifteen-year capital lease agreement for the home office of one of its subsidiaries. Under the terms of this lease, the Company has the option to purchase the property at any time during the lease for a scheduled price equal to all of the remaining fixed payments discounted at 8.5%, including a required payment of $2.5 million at the end of the lease term. If the Company fails to exercise such option, the lessor may require the Company to purchase the property for $2.5 million at the conclusion of the lease. For financial reporting purposes, the lease asset has been recorded in other assets, net of depreciation and in other liabilities at its present value using a discount rate of 8.5%. The future minimum rental payments required under this lease are as follows:

(in millions)	Amount Due
2006	$0.7
2007	0.7
2008	0.7
2009	0.7
2010	0.7
Thereafter	3.2

Total	$6.7

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company leases additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2005, future minimum payments under non-cancelable operating leases are as follows.

(in millions)	Amount Due
2006	$6.2
2007	6.0
2008	5.7
2009	5.3
2010	4.4
Thereafter	6.3

Total	$33.9

17. Statutory Accounting Principles

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) vary between jurisdictions. The principal differences are that for statutory-based financial statements deferred policy acquisition costs are not recognized, a portion of the deferred Federal income tax assets are recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a provision for reinsurance is recorded and charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance. Statutory policyholders’ surplus, and net income for the three years ended December 31, 2005 of the directly-owned insurance subsidiaries, Argonaut Insurance Company and Colony Insurance Company, included in those companies’ respective filings with regulatory authorities are as follows:

(in millions)	2005	2004	2003
Net income (loss)	$(14.2)	$31.0	$42.0
Surplus	$548.1	$528.3	$447.7

Various state insurance laws restrict the amount that may be transferred to Argonaut Group, Inc. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends. No dividends were paid to the Company during 2005. On January 30, 2004, the California Department of Insurance approved an extraordinary dividend from Argonaut Insurance Company to Argonaut Group, Inc., in the amount of $76.8 million in the form of all the outstanding stock of one of its subsidiaries. The dividend was conditional on Argonaut Group, Inc. contributing capital to Argonaut Insurance Company in an amount not less than $71.0 million. The transactions were completed in February 2004. No dividends were paid to the Company during 2003.

Argonaut Insurance Company is an immediate subsidiary of the Company and is regulated by the California Insurance Code. Under California Insurance Regulations, Argonaut Insurance Company is permitted to pay dividends in 2006 up to $35.1 million to Argonaut Group. Colony Insurance Company, a direct subsidiary of the Company, is regulated by the Virginia Department of Insurance. Under Virginia Insurance Regulations, Colony Insurance Company is permitted to pay dividends in 2006 up to $19.7 million to Argonaut Group. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Restructuring

In the third quarter of 2005, the Company sold a substantial portion of its risk management business. As a result of the sale, Argonaut Insurance Company reduced its workforce by 34 employees and closed three offices in 2005. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” termination benefits for these employees of $0.4 million and costs of $0.7 million associated with the offices closings were recorded during 2005. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expense line item in the accompanying consolidated statements of income.

Argonaut Insurance Company anticipates further reduction in its workforce throughout 2006, including 7 employees with termination benefits of $0.1 million in the first quarter of 2006. Further reductions are anticipated throughout the remainder of 2006 with additional termination benefits estimated to be $0.5 million. The Company also intends to close 2 offices during the first quarter of 2006, with no material exit costs expected. All additional costs associated with this restructuring plan will be expensed as incurred.

19. Disclosures about Fair Value of Financial Instruments

Cash and short-term investments. For those short-term investments, the carrying amount approximates fair value.

Investment securities. For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of these is reflected in the Consolidated Balance Sheets.

Premiums and reinsurance receivables. The carrying value of current receivables approximates fair value. The carrying values of premiums and reinsurance receivables over 90 days were $14.0 million and $35.4 million, respectively, as of December 31, 2005. These aged receivables were partially offset by bad debt reserves of $11.2 million and $18.8 million, respectively. Further, as of December 31, 2005, premiums receivable over 90 days were secured by collateral in the amount of $1.5 million. As of December 31, 2004, the carrying values of premiums and reinsurance receivables over 90 days were $22.6 million and $48.5 million, partially offset by bad debt reserves of $7.9 million and $24.1 million, respectively. Premiums receivable were secured by collateral in the amount of $8.2 million as of December 31, 2004. The carrying value of aged receivables, net of bad debt reserves and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Note receivable. As of December 31, 2005, the Company holds a note receivable in the amount $18.1 million for the sale of a parcel of real estate (see note 4 – “Sale of Real Estate Holdings”). The note receivable is secured by the property and the interest rate on the note receivable is lower than prevailing market rates. A reasonable estimate of fair value of the note receivable could not be made without incurring excessive costs because doing so would require a market valuation of the secured property, as these are considered to be inextricably linked. As of December 31, 2004, the Company held two notes receivable in the amount $37.8 million, one of which was paid in full in August 2005. The same cost constraints applied to the determination of fair value in 2004.

Long-term debt. The Company has $144.3 million and $113.4 million of Floating Rate Junior Subordinated Debentures outstanding as of December 31, 2005 and 2004, respectively (see note 7 – “Junior Subordinated Debentures”). The carrying amount of the Debentures approximates fair value.

20. Insurance Assessments

The Company participates in statutorily created insolvency guarantee associations in all states where it is authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. The Company is assessed its pro-rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. The Company does not believe that assessments on current insolvencies will have a material impact on its financial condition or results of operations. At December 31, 2005, the Company has accrued assessments of $11.4 million at December 31, 2005 to be paid in future years and $3.1 million established as an asset for recoveries of these assessments through future premium tax offsets or policy surcharges.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Supplemental Disclosure for Other Comprehensive Income

The following table sets forth the tax effects allocated to each component of other comprehensive income for the years ended December 31, 2005, 2004, and 2003:

Tax Effects of Other Comprehensive Income (in millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Year ended December 31, 2003
Unrealized gains on securities held as available-for-sale	25.5	(8.9)	16.6
Less: reclassification adjustment for realized gains included in net income	(56.0)	19.6	(36.4)

	(30.5)	10.7	(19.8)

Year ended December 31, 2004
Minimum pension liability adjustment	(0.7)	0.2	(0.5)
Unrealized losses on securities held as available-for-sale	(10.4)	3.6	(6.8)
Less: reclassification adjustment for realized gains included in net income	(5.2)	1.8	(3.4)

	(16.3)	5.7	(10.6)

Year ended December 31, 2005
Minimum pension liability adjustment	0.2	(0.1)	0.1
Unrealized losses on securities held as available-for-sale	(35.7)	12.5	(23.2)
Less: reclassification adjustment for realized gains included in net income	(3.3)	1.2	(2.1)

	(38.8)	13.6	(25.2)

22. Quarterly Financial Data — Unaudited

The following table represents unaudited quarterly financial data for the years ended December 31, 2005 and 2004. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenues and net income include gains on the sale of investments. The Company cannot anticipate when or if similar gains may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2005
Total revenues	$183.8	$188.0	$202.0	$212.4
Net income (loss) before taxes	25.0	23.6	5.2	27.7
Net income	26.0	23.7	5.4	25.4
Net income per common share
Basic*	$0.91	$0.83	$0.17	$0.86
Diluted*	$0.83	$0.76	$0.17	$0.76
Comprehensive income (loss)	8.1	40.1	(9.3)	16.4

2004

Total revenues	$171.0	$172.2	$174.5	$186.5
Net income (loss) before taxes	18.3	17.9	(1.7)	26.2
Net income	18.3	17.9	9.4	26.2
Net income per common share
Basic*	$0.64	$0.63	$0.32	$0.92
Diluted*	$0.60	$0.58	$0.31	$0.84
Comprehensive income (loss)	25.1	(8.7)	18.2	26.6

*	Basic and diluted earnings per share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per share data may not equal the net income per share for the year.

The 2005 results of operations were adversely impacted during the third and fourth quarters by approximately $9.2 million and $2.9 million, respectively, in catastrophe losses resulting from hurricanes Katrina, Rita and Wilma.

The 2004 third quarter results of operations were adversely impacted by approximately $17.7 million in catastrophe losses resulting from the four hurricanes that made landfall in the Southeastern United States.

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

($ in millions)

BALANCE SHEETS

	December 31,
	2005	2004
Assets
Fixed maturities	$19.3	$16.4
Short-term investments	114.1	59.1
Cash & cash equivalents	0.2	0.2
Investment in subsidiaries	770.6	679.5
Cost in excess of net assets purchased	27.4	27.4
Other assets	25.6	12.5

Total Assets	$957.2	$739.4

Liabilities & Shareholders’ Equity
Income taxes payable	$(0.4)	$1.9
Preferred trust debt	144.3	113.4
Deferred federal income taxes	71.5	55.7
Other liabilities	6.5	2.5
Due to subsidiaries	19.2	18.2

Total Liabilities	241.1	136.0
Shareholders’ Equity	716.1	603.4

Total Liabilities and Shareholders’ Equity	$957.2	$739.4

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2005	2004	2003
Revenues	$2.8	$1.0	$3.2

Expenses:
Other expenses	31.4	18.3	8.4

Total operating expenses	31.4	18.3	8.4

Loss before tax and undistributed earnings	(28.6)	(17.3)	(5.2)
Benefit for income taxes	(13.1)	(17.8)	(1.1)

Net income (loss) before equity in earnings of subsidiaries	(15.5)	0.5	(4.1)
Equity in undistributed earnings of subsidiaries	96.0	71.3	113.1

Net income	$80.5	$71.8	$109.0

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

($ in millions)

STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$80.5	$71.8	$109.0
Adjustments to reconcile net income to net cash provided by operations:
Amortization	7.0	5.2	0.5
Undistributed earnings in subsidiaries	(96.0)	(71.3)	(113.1)
Change in deferred federal income taxes	15.8	4.6	33.7
Tax benefit from exercise of stock options	1.4	—	—
Increase (decrease) in due from/to subsidiaries	1.0	14.3	(24.7)
Increase in prepaid assets	(11.6)	(0.1)	(1.5)
Change in income taxes	(2.3)	(17.0)	12.3
Other, net	3.0	(2.3)	(0.6)

Cash provided (used) by operating activities	(1.2)	5.2	15.6

Cash flows from investing activities:
Maturities and mandatory calls of fixed maturity investments	2.0	6.0	—
Purchases of fixed maturity investments	(5.0)	(22.5)	—
Decrease (increase) in short-term investments	(55.0)	29.2	(88.3)
Capital contribution to subsidiary	(20.3)	(127.0)	(53.3)

Cash used by investing activities	(78.3)	(114.3)	(141.6)

Cash flows from financing activities:
Issuance of Series A mandatory convertible preferred stock	—	—	34.6
Issuance of junior subordinated debentures	30.9	85.9	27.5
Stock options exercised and employee stock purchase plan issuance	9.8	0.8	—
Secondary common stock offering	41.0	(0.2)	79.8
Conversion of note payable into common stock	—	(0.2)	8.9
Payment of cash dividend on preferred stock	(2.2)	(2.5)	(1.2)

Cash provided by financing activities:	79.5	83.8	149.6

Change in cash and cash equivalents	—	(25.3)	23.6
Cash and cash equivalents, beginning of period	0.2	25.5	1.9

Cash and cash equivalents, end of period	$0.2	$0.2	$25.5

ARGONAUT GROUP, INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2005, 2004, and 2003

($ in millions)

Segment	DAC (a)	Future Benefits (b)	UPR (c)	Premium Revenue (d)	Net Invest. Income (e) (l)	Ben, Loss, & LAE (f)	Amortization (Deferral) DPAC (g)	Other Insur. Exp (h) (2)	Premiums Written (i)
Year Ended December 31, 2005
Excess & Surplus Lines	$58.3	$703.0	$296.6	$374.9	$30.0	$231.2	$(21.2)	$137.2	$451.3
Select Markets	20.8	269.7	102.3	188.1	14.3	119.2	(4.2)	60.9	210.0
Public Entity	5.3	73.6	28.3	59.3	4.9	33.1	2.2	19.5	50.8
Risk Management	4.5	626.5	48.6	76.7	31.9	46.1	4.3	37.9	57.3
Run-off Lines	—	202.6	—	—	—	6.2	—	6.3	—
Corporate & Other	—	—	—	—	2.8	(8.6)	—	19.6	—

	$88.9	$1,875.4	$475.8	$699.0	$83.9	$427.2	$(18.9)	$281.4	$769.4

Year Ended December 31, 2004

Excess & Surplus Lines	$37.1	$474.2	$188.9	$305.1	$21.0	$199.4	$(2.3)	$92.1	$309.6
Select Markets	16.6	215.7	61.1	151.1	11.0	100.7	(7.0)	52.5	176.9
Public Entity	7.5	60.0	38.8	61.7	2.3	39.9	(1.9)	22.6	67.6
Risk Management	8.8	637.9	102.0	116.0	29.9	71.9	3.8	48.2	115.4
Run-off Lines	—	219.7	—	—	—	—	—	—	—
Corporate & Other	—	—	—	—	0.9	(2.2)	—	14.8	—

	$70.0	$1,607.5	$390.8	$633.9	$65.1	$409.7	$(7.4)	$230.2	$669.5

Year Ended December 31, 2003

Excess & Surplus Lines	$34.8	$345.5	$173.5	$286.6	$15.5	$177.6	$(3.9)	$87.3	$301.3
Select Markets	14.4	182.0	70.4	120.8	9.6	85.6	(1.1)	35.7	124.1
Public Entity	0.7	28.8	3.9	33.0	0.8	20.9	(3.2)	13.6	51.3
Risk Management	12.6	653.7	105.5	122.4	27.3	100.2	0.5	60.6	115.8
Run-off Lines	—	270.8	—	—	—	12.7	—	—	—
Corporate & Other	—	—	—	—	0.4	(1.8)	—	1.5	—

	$62.5	$1,480.8	$353.3	$562.8	$53.6	$395.2	$(7.7)	$198.7	$592.5

(a)	Deferred Acquisition Costs
(b)	Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, and Claim Adjustment Expenses
(g)	Amortization of Deferred Policy Acquisition Costs
(h)	Other Insurance Expenses
(i)	Premiums Written, net
(1)	Net investment income allocated based upon each segment’s share of investable funds
(2)	Other insurance expenses allocated based on specific identification, where possible, and related activities.

ARGONAUT GROUP, INC.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2005
Deducted from assets:
Valuation allowance for deferred tax asset	$25.1	$—	$—	$25.1	$—

Year ended December 31, 2004
Deducted from assets:
Valuation allowance for deferred tax asset	$49.1	$—	$—	$24.0	$25.1

Year ended December 31, 2003
Deducted from assets:
Valuation allowance for deferred tax asset	$71.9	$—	$—	$22.8	$49.1

ARGONAUT GROUP, INC.

SCHEDULE VI

SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

($ in millions)

	Years Ended December 31,
	2005	2004	2003
Deferred acquisition costs	$88.9	$70.0	$62.5

Reserves for losses and loss adjustment expenses	$1,875.4	$1,607.5	$1,480.8

Unamortized discount in reserves for losses	$43.8	$46.7	$45.6

Unearned premium	$475.8	$390.8	$353.3

Premiums earned	$699.0	$633.9	$562.8

Net investment income	$83.9	$65.1	$53.6

Losses and loss adjustment expenses incurred:
Current Year	$447.5	$408.7	$351.5
Prior Years	$(20.3)	$1.0	$43.8

Deferral of policy acquisition costs	$(18.9)	$(7.4)	$(7.7)

Paid losses and loss adjustment expenses, net of reinsurance	$268.9	$312.6	$268.5

Gross premiums written	$1,055.7	$903.4	$788.3