Form 10-Q
period 2006-03-31
ARGONAUT GROUP INC
filed 2006-05-10
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 2006

Title	Outstanding

Common Stock, par value $0.10 per share	31,271,487

ARGONAUT GROUP, INC.

TABLE OF CONTENTS

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	3

Consolidated Statements of Income
Three months ended March 31, 2006 and 2005	4

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2006 and 2005	5

Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	18

Item 3. Qualitative and Quantitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	30
Item 6.	Exhibits	30

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Investments:
Fixed maturities, at fair value (cost: 2006 - $1,810.3; 2005 - $1,698.8)	$ 1,763.1	$ 1,675.8
Equity securities, at fair value (cost: 2006 - $144.5; 2005 - $135.6)	213.4	200.7
Other long-term investments, at fair value (cost: 2006 - $20.8; 2005 - $20.6)	24.6	23.9
Short-term investments, at fair value which approximates cost	207.3	272.6
Total investments	2,208.4	2,173.0

Cash and cash equivalents	28.3	29.7
Accrued investment income	16.5	17.4
Premiums receivable	175.8	178.3
Reinsurance recoverables	563.2	558.2
Notes receivable	18.1	18.1
Goodwill	106.3	106.3
Current income taxes receivable, net	-	4.2
Deferred federal income tax asset, net	67.8	63.0
Deferred acquisition costs, net	86.3	88.9
Ceded unearned premiums	109.1	103.3
Other assets	60.3	64.2
Total assets	$ 3,440.1	$ 3,404.6
Liabilities:
Reserves for losses and loss adjustment expenses	$ 1,903.9	$ 1,875.4
Unearned premiums	473.2	475.8
Funds held	57.8	62.7
Ceded reinsurance payable, net	65.6	47.7
Junior subordinated debentures	144.3	144.3
Current income taxes payable, net	3.2	-
Accrued expenses and other liabilities	63.7	82.6
Total liabilities	2,711.7	2,688.5
Shareholders' equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized
Series A mandatory convertible preferred stock - 1,953,310 and 2,453,310 shares
issued and outstanding at March 31, 2006 and December 31, 2005	0.2	0.2
Common stock - $0.10 par, 70,000,000 shares authorized; 31,254,073 and 30,511,604
shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	3.1	3.1
Additional paid-in capital	288.1	293.1
Retained earnings	420.7	400.7
Deferred stock compensation	-	(10.3)
Accumulated other comprehensive income, net	16.3	29.3
Total shareholders' equity	728.4	716.1
Total liabilities and shareholders' equity	$ 3,440.1	$ 3,404.6

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Premiums and other revenue:
Earned premiums	$ 199.9	$ 162.1
Net investment income	24.7	19.8
Realized investment gains, net	-	1.9
Total revenue	224.6	183.8

Expenses:
Losses and loss adjustment expenses	121.9	97.1
Underwriting, acquisition and insurance expense	68.4	57.9
Interest expense	3.1	3.8
Total expenses	193.4	158.8

Income before income taxes	31.2	25.0
Provision (benefit) for income taxes	10.7	(1.0)
Net income	$ 20.5	$ 26.0

Net income per common share:
Basic	$ 0.65	$ 0.91
Diluted	$ 0.61	$ 0.83

Weighted average common shares:
Basic	31,081,368	27,773,506
Diluted	33,804,266	31,143,175

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net income	$ 20.5	$ 26.0
Other comprehensive loss:
Unrealized losses on securities:
Losses arising during the period	(20.0)	(25.6)
Less: reclassification adjustment for gains
included in net income	-	(1.9)
Other comprehensive loss before tax	(20.0)	(27.5)
Income tax benefit related to other
comprehensive loss	(7.0)	(9.6)
Other comprehensive loss, net of tax	(13.0)	(17.9)
Comprehensive income	$ 7.5	$ 8.1

See accompanying notes

ARGONAUT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 20.5	$ 26.0
Adjustments to reconcile net income to
net cash provided by operations:
Amortization and depreciation	3.2	3.6
Share-based payments expense	1.5	1.4
Excess tax benefits from share-based payment arrangements	(1.5)	-
Deferred federal income tax expense (benefit)	2.2	(5.8)
Gains on sales of investments	-	(1.9)
Change in:
Accrued investment income	0.9	-
Receivables	(2.5)	(8.3)
Unearned premiums on ceded reinsurance	(5.8)	1.6
Reserves for losses and loss adjustment expenses	28.5	39.9
Unearned premiums	(2.6)	(14.7)
Ceded reinsurance payable	17.9	(5.3)
Income taxes payable	8.5	11.4
Deferred policy acquisition costs	2.6	2.5
Accrued underwriting expenses and funds held	(34.0)	(12.9)
Deferred gain, retroactive reinsurance	-	1.2
Other assets and liabilities, net	9.4	14.9
Cash provided by operating activities	48.8	53.6

Cash flows from investing activities:
Sales of fixed maturity investments	65.5	31.1
Maturities and mandatory calls of fixed maturity investments	20.6	33.1
Sales of equity securities	0.2	16.1
Purchases of fixed maturity investments	(199.4)	(126.0)
Purchases of equity securities	(9.4)	(16.3)
Change in short-term investments	65.4	(11.7)
Purchases of fixed assets	(1.1)	(1.1)
Payments received on real estate notes	-	0.6
Other, net	4.2	5.4
Cash used by investing activities	(54.0)	(68.8)

Cash flows from financing activities:
Stock options exercised, employee stock purchase plan issuance,
and retirement of common shares (tax payments on non-vested stock)	2.8	1.7
Common stock offering expenses	(0.1)	-
Excess tax benefits from share-based payment arrangements	1.5	-
Payment of cash dividend to preferred shareholders	(0.4)	(0.6)
Cash provided by financing activities:	3.8	1.1

Change in cash	(1.4)	(14.1)
Cash, beginning of period	29.7	31.7
Cash, end of period	$ 28.3	$ 17.6

See accompanying notes

ARGONAUT GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries (collectively “Argonaut Group” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006.

The interim financial data as of March 31, 2006 and 2005 and for the three months ended March 31, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 – Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, replacing SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and superseding Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, non-vested stock grants and employee stock purchase plans that contain a look-back provision and allows employees to purchase stock at a discount, to be recognized in the financial statements based on their fair values. Implementation of SFAS No. 123-R was effective January 1, 2006 and the Company has adopted the “modified prospective method” of transition application, whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS No. 123-R and prospective amounts are recognized in the income statement (see Note 7 – Share-based Payments, for related disclosures).

Note 3 – Unrealized Losses on Investments

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2006 is presented below:

March 31, 2006	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities
U.S. Treasury securities	$ 24.6	$ 0.3	$ 16.0	$ 0.5	$ 40.6	$ 0.8
U.S. Government agencies	140.7	4.7	104.6	3.4	245.3	8.1
Obligations of states and
political subdivisions	56.7	1.7	39.3	1.9	96.0	3.6
Corporate securities	221.6	7.1	184.4	8.1	406.0	15.2
Mortgage backed securities	470.7	13.0	277.8	12.0	748.5	25.0
Foreign Government	-	-	4.3	0.3	4.3	0.3
Redeemable preferred stock	-	-	-	-	-	-
Total fixed maturities	914.3	26.8	626.4	26.2	1,540.7	53.0
Equity securities
Banks, trusts and insurance
companies	3.3	0.1	0.4	0.1	3.7	0.2
Industrial, miscellaneous
and all other	26.5	1.4	2.5	1.0	29.0	2.4
Total equity securities	29.8	1.5	2.9	1.1	32.7	2.6
Total	$ 944.1	$ 28.3	$629.3	$ 27.3	$ 1,573.4	$ 55.6

The Company holds a total of 2,238 securities, of which 599 were in an unrealized loss position for less than one year and 438 were in an unrealized loss position for a period one year or greater as of March 31, 2006. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political sub divisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing interest rates. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider those investments to be other-than-temporarily impaired at March 31, 2006.

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of those investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2006.

The unrealized loss on the Company’s corporate bond portfolio was primarily due to increased interest rates. All corporate bonds were of investment grade as of March 31, 2006. The contractual terms of the securities do not allow the issuer to settle the securities at a price less than the amortized cost of the investment. The Company continually monitors the corporate bond portfolio and will recognize an other than temporary impairment on any securities which are down graded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2006.

The Company’s portfolio of mortgage-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases. The contractual cash flows of the securities issued by agencies of the United States government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of March 31, 2006. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of those securities. The Company believes the decline in fair value is due solely to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2006.

The Company regularly evaluates its investment portfolio for indications of other than temporary impairments to its holdings. If individual securities are determined to have an other than temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three months ended March 31, 2006 were write downs of approximately $0.4 million from the recognition of other than temporary impairments on certain investment securities. During the three months ended March 31, 2005, the Company did not incur any other than temporary impairment losses in its investment portfolio.

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at March 31, 2006 are temporary.

Note 4 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in millions except number of shares and per share data)	2006	2005

Net income	$ 20.5	$ 26.0
Preferred stock dividends	(0.4)	(0.6)
Income available to common shareholders	20.1	25.4
Effect of dilutive securities:
Preferred stock dividends	0.4	0.6
Income available to common shareholders
after assumed conversion	$ 20.5	$26.0

Weighted average shares-basic	31,081,368	27,773,506
Effect of dilutive securities:
Share-based payments	742,116	416,359
Convertible preferred stock	1,980,783	2,953,310

Weighted average shares-diluted	33,804,266	31,143,175

Net income per common share-basic	$ 0.65	$ 0.91
Net income per common share-diluted	$ 0.61	$ 0.83

For the three months ended March 31, 2006, options to purchase 48,744 shares of common stock at prices ranging from $29.16 to $36.82 were excluded from the computation of diluted earnings per share as the options were anti-dilutive. These options expire at varying times from 2011 through 2012. For the three months ended March 31, 2005, options to purchase 447,303 shares of common stock at prices ranging from $21.32 to $35.50 were excluded from the computation of diluted earnings per share as the options were anti-dilutive. These options expire at varying times from 2005 through 2013.

During the first quarter of 2006, a holder of $0.10 par value preferred stock converted 500,000 shares into the Company’s $0.10 par value common stock.

Note 5 – Commitments and Contingencies

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Note 6 – Income Taxes

The Company’s income tax provision includes the following components:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Current tax provision	$ 8.5	$ 4.8
Deferred tax provision (benefit) related to:
Future tax deductions	(3.1)	(0.7)
Deferred alternative minimum tax provision	5.3	3.8
Valuation allowance change	-	(8.9)
Income tax expense (benefit)	$ 10.7	$ (1.0)

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Income tax provision at statutory rates	$ 10.9	$ 8.7
Tax effect of:
Dividends received deduction	(0.3)	(0.2)
Valuation allowance change	-	(8.9)
Other permanent adjustments, net	0.1	0.1
State income tax provision	-	(0.7)
Income tax expense (benefit)	$ 10.7	$ (1.0)

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company’s deferred tax asset is supported by tax planning strategies, the reversal of taxable temporary differences and the recognition of future income. At March 31, 2006, the Company had a net deferred tax asset of $67.8 million. During 2005, the Company reduced its deferred tax asset valuation allowance to zero based on management’s evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset.

Note 7 – Share-based Payments

The Company’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provides that an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. The stock awards issued under the Amended Plan may be time-vested or have performance measures which must be met in order for the awards to vest, and generally vest over a two-to-five-year period. Stock options granted after February 2004 have an exercise price equal to fair market value on the date of grant and expire on the seventh-year anniversary of the grant. Options granted prior to February 2004 have a legal life of eleven years.

The Company’s Non-Employee Director Stock Option Plan, as approved by the shareholders (the “Director’s Plan”), provides for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company may issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. The options issued under the Director’s Plan are not “incentive stock options.” All options will have an exercise price equal to the fair market value as of the date of grant. The options will expire on the 7-year anniversary of the grant.

Prior to 2006, the Company accounted for stock awards under the intrinsic value method prescribed in APB No. 25. Under APB No. 25, no compensation expense was recognized related to stock options which were fixed and determinable on the date of grant as the exercise price of stock options equaled the fair market value of the underlying stock on the date of grant. The Company also granted stock options to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four-year term. Due to timing differences between the grant date and the measurement date of the options, the Company applied variable accounting as required by FASB Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation. The Company recognized compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. All performance measures had been met for these stock options as of January 1, 2006. Additionally, in August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature to all options granted prior to February 2, 2004 which had exercise prices greater than or equal to $16.21 per share. Effective September 13, 2005, the Compensation Committee terminated this feature on this group of options, resulting in a new measurement date for these options. Due to the modification of existing awards, the Company recognized compensation expense on these options during 2004 and 2005.

Additionally, prior to 2006, the Company accounted for its non-vested stock awards under the provision of APB No. 25. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant was charged to shareholders' equity and subsequently amortized to expense ratably over the vesting period, except for grants subject to performance measures. These performance based shares are expensed under the accelerated expense attribution method under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R using the modified prospective transition method. Under that transition method, the Company recognized compensation cost in the first quarter of 2006 that included compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006. Compensation cost was also recognized for all share-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. Additionally, under the requirements of SFAS No. 123-R, the performance non-vested stock awards were no longer subject to variable accounting, as the performance measures are not market based. Effective January 1, 2006, all compensation expense for share based payments is being recognized on a straight-line basis over the award’s vesting period.

The Company also maintains an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair market value on the first day of the offering period or on the designated purchase date at the end of the offering period. For the three months ended March 31, 2006, compensation expense recognized for the employee stock purchase plan was not material.

Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123-R requires the cash flows resulting from excess tax benefits to be classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123-R, the Company recorded $1.5 million of financing cash inflow and, conversely, $1.5 million of operating cash outflow in the Consolidated Statement of Cash Flows.

Additionally, the transition to SFAS No. 123-R requires that amounts recorded as unearned stock compensation as of December 31, 2005 be reclassified into additional paid-in capital. Upon the adoption of SFAS No. 123-R in 2006, the Company’s unearned stock-based compensation balance of $10.3 million was reclassified to additional paid-in capital.

As of March 31, 2006, the Company had 2,313,887 stock options issued and outstanding, including 1,155,445 options that were vested and exercisable. The Company also had 269,588 non-vested stock awards that were granted but not yet vested. Total share-based payment compensation expense recognized for the three months ended March 31, 2006 was $1.5 million ($1.0 million net of taxes), compared to $1.4 million ($0.9 million net of taxes) for the three months ended March 31, 2005. As of March 31, 2006, there was $5.9 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.4 years. The total fair value of shares vested during the three months ended March 31, 2006 was $1.2 million.

The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company suspended dividend payments in 2003 and has not communicated any immediate plans to resume dividend payments in the near future. The following table summarizes the assumptions used by the Company for the three months ended March 31, 2006:

Risk-free rate of return	4.52% to 4.68%
Expected dividend yield	0.00%
Expected option life (years)	4.58
Expected volatility	45.3% to 45.8%

The following is a summary of the Company’s stock option activity for the three months ended March 31, 2006:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2006	2,473,132	$19.12
Granted	44,744	$35.15
Exercised	(203,989)	$19.62
Expired or forfeited	-	$0.00
Outstanding at March 31, 2006	2,313,887	$19.38	6.0	$ 37,420,564
Exercisable at March 31, 2006	1,155,445	$19.24	5.7	$ 18,842,421

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.3 million options where the exercise price was below the quoted price at March 31, 2006. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $3.3 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $15.48.

For the three months ended March 31, 2006, the Company received cash payments of $3.5 million (net of any related tax payments) related to the settlement of stock option exercises.

The following is a summary of the Company’s non-vested shares as of March 31, 2006 and changes during the three months ended March 31, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	258,703	$ 19.07
Granted	77,680	$ 35.48
Vested	(65,695)	$ 19.13
Forfeited	(1,100)	$ 24.50
Outstanding at March 31, 2006	269,588	$ 23.78

For the three months ended March 31, 2005, the Company disclosed, on a pro forma basis, the effect on net income and earnings per share in accordance with the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the pro-forma effect on net income and earnings per share per the disclosure requirements of SFAS No. 123 and SFAS No. 148 in effect prior to January 1, 2006:

Three Months Ended
March 31, 2005
(in millions, except per share amounts)

Net income, as reported	$ 26.0
Add: Total deferred stock compensation expense
included in reported net income, net of taxes	0.9
Deduct: Total stock-based employee compensation
determined under fair value based methods for
all awards, net of tax	(1.1)
Pro forma net income	$ 25.8

Earnings per share
Basic - as reported	$ 0.91
Basic - pro forma	$ 0.90

Diluted - as reported	$ 0.83
Diluted - pro forma	$ 0.83

Note 8 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $96.3 million and $57.1 million as of March 31, 2006 and 2005, respectively:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Net reserves - beginning of year	$1,394.8	$1,060.8
Change in net reserves ceded under retroactive reinsurance contracts	-	(1.3)

Add:
Loss and LAE incurred during calendar year, net of reinsurance:
Current accident year	123.2	102.5
Prior accident years	(1.3)	(5.4)
Loss and LAE incurred during current calendar year, net of reinsurance	121.9	97.1

Deduct:
Loss and LAE payments made during current calendar year, net of reinsurance:
Current accident year	8.2	5.4
Prior accident years	71.5	62.0
Loss and LAE payments made during current calendar year, net of reinsurance:	79.7	67.4
Net reserves, end of period	1,437.0	1,089.2

Add:
Reinsurance recoverable on unpaid losses & LAE, end of period	466.9	558.2

Gross reserves - end of period	$1,903.9	$1,647.4

Favorable loss development on prior accident years recognized during 2006 was primarily the result of a reduction to workers’ compensation reserves in the risk management segment consisting of $1.3 million for the 2004 accident year and $0.5 million on prior accident year’s involuntary pool losses. These favorable developments were partially offset by adjustments to other segments.

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

Note 9 – Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into four operating segments: excess and surplus lines, select markets, public entity and risk management. Additionally, the Company has liabilities associated with policies written in the 1970’s and into the 1980’s, and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

Effective in 2006, the Company has modified the classification of two continuing lines programs for purposes of segment reporting. Specifically, the HCC Insurance Holdings, Inc. (“HCC”) Directors and Officers reinsurance program and the State Fund program, formerly reported in the risk management segment, are now presented as a component of select markets. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2006. Management believes that this new classification more accurately reflects the ongoing business of the operating segments.

Revenues and income before taxes for each segment were as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Revenues:
Earned premiums
Excess & surplus lines	$123.1	$ 78.2
Select markets	53.9	48.0
Public entity	12.8	16.6
Risk management	10.1	19.3
Run-off lines	-	-
Total earned premiums	199.9	162.1
Net investment income
Excess & surplus lines	8.9	6.5
Select markets	3.8	3.4
Public entity	1.1	1.1
Risk management	8.4	8.1
Run-off lines	-	-
Corporate & other	2.5	0.7
Total net investment income	24.7	19.8
Realized investment gains, net	-	1.9
Total revenue	$ 224.6	$ 183.8
Income (loss) before income tax
Excess & surplus lines	17.0	13.3
Select markets	7.1	5.8
Public entity	2.1	1.9
Risk management	8.8	6.9
Run-off lines	-	-
Total segment income before taxes	35.0	27.9
Corporate & other	(3.8)	(4.8)
Net realized investment gains	-	1.9
Total income before income tax	$ 31.2	$ 25.0

Identifiable assets for each segment were as follows:

	March 31,	December 31,
(in millions)	2006	2005

Excess & surplus lines	$1,605.5	$1,351.4
Select markets	684.5	576.7
Public entity	142.4	153.1
Risk management	911.2	1,217.5
Run-off lines	-	-
Corporate & other	96.5	105.9
Total	$3,440.1	$ 3,404.6

Note 10 –Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Commissions	$ 31.9	$ 23.6
General Expenses	28.8	26.9
State assessments	1.9	2.1
Taxes, licenses and bureau fees	3.2	2.8
	65.8	55.4
Deferral of policy acquisition costs	2.6	2.5

Total underwriting, acquisition and insurance expense	$ 68.4	$ 57.9

Note 11 – Supplemental Cash Flows Information

Income taxes. The Company did not pay any income taxes during the three months ended March 31, 2006. The Company paid income taxes of $1.0 million and received a tax refund in the amount of $9.1 million during the three months ended March 31, 2005.

Interest paid. The Company paid interest on the junior subordinated debentures of $2.9 million and $1.8 million during the three months ended March 31, 2006, and 2005, respectively.

Tax benefits. Prior to adoption of SFAS No. 123-R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123-R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Note 12 – Restructuring

In the third quarter of 2005, the Company sold a substantial portion of its risk management business. As a result of the sale, Argonaut Insurance Company reduced its workforce by seven employees and closed two offices in the first quarter of 2006. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, termination benefits for these employees of $0.1 million were expensed during this period. Exit costs related to the closing of the offices were not material. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expense line item in the accompanying consolidated statements of income.

Argonaut Insurance Company anticipates further reduction in its workforce throughout 2006, with additional termination benefits estimated to be $0.5 million, including 10 employees with termination benefits of $0.1 million in the second quarter. All additional costs associated with this restructuring plan will be expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, “Argonaut Group” or the “Company”) for the three months ended March 31, 2006 and 2005. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Qualitative and Quantitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Gross written premiums	$ 269.2	$206.7

Earned premiums	$199.9	$ 162.1
Net investment income	24.7	19.8
Realized investment gains, net	-	1.9
Total revenue	$ 224.6	$183.8

Income before taxes	31.2	25.0
Provision (benefit) for income taxes	10.7	(1.0)
Net income	$20.5	$ 26.0

Loss ratio	61.0%	59.9%
Expense ratio	34.2%	35.7%
Combined ratio	95.2%	95.6%

The increase in consolidated gross written premiums for the three months ended March 31, 2006 as compared to 2005 was primarily attributable to an increase in premiums from new business. Premiums from new business were $130.7 million for the three months ended March 31, 2006, compared to $70.5 million for the same period of 2005. The increase in premiums from new business was due primarily to a renewal rights acquisition and the start up of Argonaut Specialty in the excess and surplus lines segment, both effective in the second quarter of 2005.

Consolidated gross written premiums from renewal business decreased to $119.8 million for the three months ended March 31, 2006 as compared to $127.8 million for the same period in 2005. The decrease in gross written premiums for the three months ended March 31, 2006 as compared to 2005 was primarily the result of the sale of the renewal rights for a large portion of the risk management segment in the third quarter of 2005, partially offset by an increase in the amount of business inforce subject to renewal in the other segments.

Consolidated gross written premiums for the three months ended March 31, 2006 and 2005 included $19.8 million and $10.8 million, respectively, for premiums written and assumed under various reinsurance agreements, partially offset by cancellations and endorsements of $1.1 million and $2.5 million, respectively. The increase in earned premiums was primarily attributable to the factors noted above.

Consolidated net investment income increased approximately 25% to $24.7 million for the three months ended March 31, 2006 compared to the same period in 2005 due to higher invested balances resulting from the investment of proceeds from various capital raising initiatives during 2005 combined with positive cash flows from operations, along with higher investment yields. Consolidated invested assets totaled $2,208.4 million and $1,829.7 million at March 31, 2006 and 2005, respectively.

The Company manages its investment portfolio to minimize losses, both realized and unrealized. There were no net realized investment gains for the three months ended March 31, 2006, compared to $1.9 million for the same period in 2005. The Company regularly evaluates its investment portfolio for indications of other than temporary impairments to its holdings. If individual securities are determined to have an other than temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three months ended March 31, 2006 were write downs of approximately $0.4 million from the recognition of other than temporary impairments on certain investment securities. During the three months ended March 31, 2005, the Company did not incur any other than temporary impairment losses in its investment portfolio.

The Company’s net unrealized gains on investment securities declined by $20.0 million during the three months ended March 31, 2006 to $25.6 million. The decrease was primarily attributable to rising interest rates, which negatively impacted the fair market value of the Company’s fixed income portfolio. The Company has the ability and intent to hold that portion of the fixed income portfolio which currently is in an unrealized loss position through maturity.

Consolidated losses and loss adjustment expenses were $121.9 million and $97.1 million for the three months ended March 31, 2006 and 2005, respectively. The consolidated loss ratio for the three months ended March 31, 2006 was 61.0%, compared to 59.9% for the same period in 2005. The increase in the loss ratio for the three months ended March 31, 2006 was primarily attributable to the $4.3 million in catastrophe losses resulting from the storms that impacted the Midwest during March (see discussion below). Consolidated loss reserves were $1,903.9 million and $1,647.4 million as of March 31, 2006 and 2005, respectively.

Consolidated underwriting, acquisition and insurance expenses increased to $68.4 million for the three months ended March 31, 2006 as compared to $57.9 million for the same period in 2005. The increase was primarily the result of higher premium volumes. The consolidated expense ratios were 34.2% and 35.7% for the three months ended March 31, 2006 and 2005, respectively. The decrease was primarily attributable to the growth in premiums discussed above.

Consolidated interest expense was $3.1 million and $3.8 million for the three months ended March 31, 2006 and

2005, respectively. Interest expense includes $1.8 million for the three months ended March 31, 2005 for funds withheld by the Company under a retroactive reinsurance contract. The interest expense for the three months ended March 31, 2006 does not include this component as this contract was commuted in the third quarter of 2005. Interest expense resulting from the junior subordinated debentures was $3.0 million for the three months ended March 31, 2006, compared to $1.8 million for the three months ended March 31, 2005. The increase in this interest expense was attributable to the issuance of an additional $30.9 million in trust preferred debentures during the third quarter of 2005, coupled with rising interest rates.

The consolidated income tax provision for the three months ended March 31, 2006 was $10.7 million. The consolidated benefit for income taxes for the three months ended March 31, 2005 was $1.0, including a reduction of accrued taxes by $1.0 million due to the settlement of a state tax issue and a reduction in the deferred tax asset valuation allowance of $8.9 million. The reduction of the deferred tax valuation allowance in 2005 was based on management’s evaluation of the possibility for limited amounts of future income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, combined with earnings reported in these periods. During 2005, the Company reduced its deferred tax asset valuation allowance to zero based on management’s determination that the deferred tax asset would be recovered in full.

Segment results

As of March 31, 2006, the Company’s operations include four operating segments: excess and surplus lines, select markets, public entity and risk management. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

Effective in 2006, the Company has modified the classification of two continuing lines programs for purposes of segment reporting. Specifically, the HCC Directors and Officers reinsurance program and the State Fund program, formerly reported in the risk management segment, are now presented as a component of select markets. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2006. Management believes that this new classification more accurately reflects the continuing business of the operating segments.

Excess and Surplus Lines. The following table summarizes the results of operations for the excess and surplus lines segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Gross written premiums	$178.0	$100.8

Earned premiums	123.1	78.2
Losses and loss adjustment expenses	77.1	47.0
Underwriting expense	37.9	24.4
Underwriting income	8.1	6.8

Investment income, net	8.9	6.5
Income before taxes	$17.0	$13.3

Loss ratio	62.6%	60.2%
Expense ratio	30.8%	31.2%
Combined ratio	93.4%	91.4%

Gross written premiums from new business increased to $113.2 million for the three months ended March 31, 2006, which included $34.2 million from a renewal rights acquisition the Company entered into effective April 1, 2005. Also, included in gross written premiums from new business during this period was $31.9 million in premiums written by Argonaut Specialty, which began writing business in the second quarter of 2005. Gross written premiums from new business were $47.8 million for the three months ended March 31, 2005. Gross written premiums from renewal business totaled $65.3 million for the three months ended March 31, 2006 as compared to $55.5 million for the same period in 2005. A larger base of expiring premiums was the primary driver for the increase in renewal premiums in 2006.

Included in gross written premiums for the three months ended March 31, 2006 was $1.0 million for premiums written and assumed under a reinsurance agreement, effective in January 2006. Gross written premiums were offset by cancellations and endorsements of approximately $1.5 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in earned premium was primarily attributable to the same factors noted above with respect to gross written premiums.

The excess and surplus lines segment’s loss ratios for the three month periods ended March 31, 2006 and 2005 were 62.6% and 60.2%, respectively. Included in losses and loss adjustment expenses for the three months ended March 31, 2006 was $3.3 million in catastrophe losses resulting from the storms that impacted the Midwest during March 2006. Losses and loss adjustment expenses for the same period in 2005 were lower due to the absence of similar catastrophe losses. Loss reserves for excess and surplus lines were $746.6 million and $503.4 million as of March 31, 2006 and 2005, respectively.

The expense ratio for the three months ended March 31, 2006 was 30.8%, compared to 31.2% for the same period in 2005. The decrease was primarily attributable to additional earned premiums generated in 2006 by Argonaut Specialty and the renewal rights acquisition, which lessened the impact of start-up costs associated with those operations.

The increase in net investment income was the result of higher invested assets due to positive cash flows, combined with capital contributions during 2005 and increasing investment yields. Net invested assets were $853.7 million as of March 31, 2006, compared to $677.9 million at March 31, 2005.

Select Markets. The following table summarizes the select markets results of operations the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Gross written premiums	$72.9	$63.6

Earned premiums	53.9	48.0
Losses and loss adjustment expenses	35.2	31.2
Underwriting expense	15.4	14.4
Underwriting income	3.3	2.4

Investment income, net	3.8	3.4
Income before taxes	$7.1	$5.8

Loss ratio	65.3%	65.2%
Expense ratio	28.6%	30.1%
Combined ratio	93.9%	95.3%

Gross written premiums from renewal business increased from $37.7 million for the three months ended March 31, 2005 to $40.7 million for the same period in 2006. The increase in renewal premiums was primarily the result of additional business inforce subject to renewal in 2006. Gross written premiums from new business were $13.5 million for the three months ended March 31, 2006, compared to $15.0 million for the same period ended 2005. The decrease in new premiums was primarily due to increased competition and risk selection. Also included in gross written premiums for the three months ended March 31, 2006 and 2005 were $18.6 million and $10.7 million, respectively, from premiums written and assumed under from various reinsurance agreements. The increase in earned premiums in 2006 as compared to 2005 was primarily a result of additional business inforce during the first quarter of 2006.

Effective January 1, 2003, the Company entered into a quota share reinsurance program to assume directors and officers liability premiums and losses on policies underwritten by subsidiaries of HCC Insurance Holdings, Inc. (“HCC”). Under the terms of the agreements, the Company assumed 3.33% of premiums and losses under HCC’s USA Directors and Officers Liability program and 5% of premiums and losses under HCC’s International Directors and Officers Liability program for 2003. The percentage assumed by the Company for both programs was reduced to 1.5% effective January 1, 2004, and those programs were renewed at those levels in 2005. The Company committed to participate in each of the directors and officers programs with a 3.0% quota share participation effective January 1, 2006. As discussed above, this program is now reported as part of the select markets segment, and amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2006.

The loss ratios for the select markets segment were 65.3% and 65.2% for the three months ended March 31, 2006 and 2005, respectively. The increase in the loss ratio in 2006 was attributable primarily to $1.0 in catastrophe losses resulting from the storms that impacted the Midwest during March 2006, offset by continued refinement of the underwriting profile. Losses and loss adjustment expenses for 2005 were not subject to significant catastrophe losses. The loss reserves for the select markets segment were $320.5 million and $274.7 million as of March 31, 2006 and 2005, respectively.

The expense ratios for the select markets segment were 28.6% and 30.1% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the expense ratio for 2006 was attributable primarily to the overall growth in premiums discussed above.

The increase in investment income for the three months ended March 31, 2006, as compared to the same period in 2005, was primarily the result of an increase in invested assets due to positive cash flows, coupled with increased investment yields. Invested assets were $354.1 million as of March 31, 2006, compared to $312.5 million as of March 31, 2005.

Public Entity. The following table summarizes the public entity segment results of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Gross written premiums	$17.8	$18.2

Earned premiums	12.8	16.6
Losses and loss adjustment expenses	7.4	10.3
Underwriting expense	4.4	5.5
Underwriting income	1.0	0.8

Investment income, net	1.1	1.1
Income before taxes	$2.1	$1.9

Loss ratio	58.1%	62.0%
Expense ratio	34.1%	32.9%
Combined ratio	92.2%	94.9%

The decrease in gross written premiums for the three months ended March 31, 2006 as compared to 2005 was primarily the result of a higher insured deductible rate, effective in the second quarter of 2005, on a pool of reinsurance business. For the three months ended March 31, 2006, the public entity segment wrote $13.8 million of renewal business compared to $15.0 million for the same period in 2005. Additionally, during the three months ended March 31, 2006, the segment wrote new business of approximately $4.0 million compared to $3.2 million in 2005, due primarily to a renewed emphasis on business origination. The decrease in earned premiums for the three months ended March 31, 2006, as compared to the same period in 2005 was primarily attributable to the decline in premium during 2005.

Losses and loss adjustment expenses for three months ended March 31, 2006 resulted in a loss ratio of 58.1% compared to 62.0% for the same period in 2005. The decrease in the loss ratio was attributable primarily to lower property losses during 2006 as compared to 2005. Loss reserves for the public entity segment were $72.2 million and $66.7 million as of March 31, 2006 and 2005, respectively.

The expense ratio for the public entity segment for the three months ended March 31, 2006 was 34.1%, compared to 32.9% for the same period in 2005. The increase in the expense ratio was due primarily to a $0.3 million reduction in expense accruals recorded in the first quarter of 2005.

Investment income for the three months ended March 31, 2006 was comparable to the same period in 2005. Invested assets were $106.6 million as of March 31, 2006, compared to $106.4 million as of March 31, 2005.

Risk Management. As previously disclosed in the third quarter of 2005, renewal rights to a majority of the business that comprised the risk management segment were sold to XL America, Inc. The risk management segment has not written any new or renewal policies since the sale of the renewal rights. The following table summarizes the results of operations for the risk management segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in millions)	2006	2005

Gross written premiums	$0.5	$24.1

Earned premiums	10.1	19.3
Losses and loss adjustment expenses	2.2	9.1
Underwriting expense	7.5	11.4
Underwriting income (loss)	0.4	(1.2)

Investment income, net	8.4	8.1
Income before taxes	$8.8	$6.9

Loss ratio	21.8%	46.9%
Expense ratio	73.9%	59.3%
Combined ratio	95.7%	106.2%

The decrease in gross written premiums for the three months ended March 31, 2006 as compared to 2005 was primarily the result of the renewal rights sale in the third quarter of 2005. Gross written premiums for the three months ended March 31, 2006 was comprised of $0.5 million in premium adjustments on policies issued prior to the renewal rights sale. For the three months ended March 31, 2005, new and renewal business contributed $4.5 million and $19.6 million to gross written premiums, respectively.

Losses and loss adjustment expenses for the three months ended March 31, 2006 resulted in a loss ratio of 21.8% compared to 46.9% for the same period in 2005. The decrease in the loss ratio was attributable primarily to a $1.3 million reduction to the 2004 accident year workers’ compensation losses, along with a greater weighting of large deductible premium exposure in 2006 compared to 2005. Large deductible policies typically have a lower loss ratio than other risk management products. Loss reserves for the risk management segment were $566.1 million and $590.1 million as of March 31, 2006 and 2005, respectively.

The expense ratio for the three months ended March 31, 2006 was 73.9%, compared to 59.3% for the same period in 2005. The increase in the expense ratio was due primarily to the decrease in earned premiums following the sale of renewal rights, as discussed previously.

The increase in investment income for the three months ended March 31, 2006, as compared to the same period in 2005, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $757.7 million as of March 31, 2006, compared to $660.8 million as of March 31, 2005.

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

	March 31,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Environmental and asbestos:
Loss reserves, beginning of the period	$164.6	$154.3	$176.4	$161.9
Incurred losses	-	-	-	-
Losses paid	3.4	3.1	3.3	3.1
Loss reserves - environmental and
asbestos, end of the period	161.2	151.2	173.1	158.8
Other run-off lines	37.0	28.4	39.3	31.2
Net reserves ceded - retroactive
reinsurance contract	-	-	-	(41.4)
Total reserves - run-off lines	$198.2	$179.6	$212.4	$148.6

The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Management believes the reserves for losses and loss adjustment expenses are adequate based on current facts and circumstances.

Reinsurance

In December 2005, the Company reached a tentative agreement to commute certain reinsurance treaties with subsidiaries of Trenwick Group, Ltd., subject only to regulatory approval of the transactions. Under the terms of commutations, the Company would receive net cash payment of $20.0 million in return for extinguishing all current and future liabilities between the parties under the treaties. Regulatory approval was obtained and this payment was received on April 7, 2006.

The Company’s property catastrophe reinsurance treaty renewed on May 1, 2006. The Company purchased protection of up to a $120 million limit and has a five-percent co-participation within the program.

Pensions

Effective November 2003, the Company curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. As a result, for the three months ended March 31, 2006, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plan will be required during the current year. Management currently is evaluating formal termination of the pension plans. Termination of the plans may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the three months ended March 31, 2006, these payments totaled $0.1 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company’s Board of Directors. As of March 31, 2006, Fayez Sarofim & Co. managed $192.8 million fair value of the Company’s investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford is one of the largest wholesale insurance brokers in the country, placing nearly $2.6 billion in premium volume in their most recent fiscal year.  David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003. From 2003 to 2005, Mr. Hartoch served as a consultant to Swett & Crawford.  On April 1, 2005, Mr. Hartoch was re-appointed as acting Chairman and Chief Executive Officer of Swett & Crawford.  For the three months ended March 31, 2006, the Company, through its excess and surplus lines segment, placed insurance through Swett & Crawford totaling $9.1 million in gross written premiums.  Swett & Crawford earned $1.7 million in commissions on this business. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

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

The Company and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company's Board of Directors. As of March 31, 2006, AAM managed $802.2 million of the Company’s investments. The Company paid AAM $0.2 million for these services for the three months ended March 31, 2006. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the three months ended March 31, 2006, consolidated net cash provided by operating activities was $48.8 million, compared to $53.6 million for the same period in 2005. The comparative decrease in cash flows from operating activities in 2006 was primarily attributable to the receipt of a tax refund of $8.1 million in the first quarter of 2005, in contrast to no income taxes paid or refunded during the three months ended March 31, 2006.

On March 6, 2006, the Company entered into a Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The New Credit Agreement replaced the Company's 2004 Revolver Facility with LaSalle Bank National Association. The New Credit Agreement provides for an initial $75 million revolving credit facility, and the commitments thereunder shall expire on the third anniversary of the New Credit Agreement. The borrower shall have the option to seek increase in the facility on up to three occasions subject to an aggregate cap of $50 million additional credit. Borrowings by the Company under the New Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The New Credit Agreement contains certain affirmative and negative covenants.

As discussed previously under “Reinsurance”, the Company reached an agreement to commute certain reinsurance treaties with subsidiaries of Trenwick Group, Ltd., whereby the Company would receive $20.0 million.  This payment was received on April 7, 2006.

The Company held an $18.1 million real estate note receivable as of March 31, 2006 that was paid in full on May 1, 2006.

The Company has access to various sources of liquidity including holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes that the Company has sufficient liquidity to meet its needs.

Refer to Part I, Item 7 - “Management’s Discussion and Analysis of Operating Results and Financial Condition - Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006 for further discussion on the Company’s liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, whereby the options that are granted are at market price, and no compensation expense is recognized. Compensation expense for stock options, if any, would be measured as the excess of the quoted market price of the Company’s stock on the measurement date over the amount an employee must pay to acquire the stock. Non-vested stock awards are recorded as compensation expense over the required vesting period based on the market value on the date of grant. Unearned compensation expense on non-vested stock awards is shown as a reduction to shareholder’s equity. Effective January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment, using the modified-prospective application transition method. Further discussion of the adoption and implications is included in “Note 2 - Recently Issued Accounting Pronouncements” and in “Note 7 – Share-based Payments” in the Notes to the Consolidated Financial Statements, included in Item 1 “Consolidated Financial Statements.”

Critical Accounting Policies

Refer to “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The primary market risk exposures that result in an impact to the investment portfolio relate to equity price changes and interest rate changes.

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. For the three months ended March 31, 2006, the Company received payments of $0.4 million on this contract. Gains/losses on the foreign currency translation were insignificant. Management is unable at this time to estimate the possible impact of future foreign currency gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poors 500. Marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders’ equity as of March 31, 2006.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Some fixed income securities have call or prepayment options, subjecting the Company to reinvestment risk if issuers call these securities and the Company reinvests the proceeds in securities with a lower yield. Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds (“AAA” rated U.S. treasury notes and government agencies and “A minus” or better for municipal bonds, corporate bonds and preferred stocks), or in securities which are guaranteed by the United States federal government. Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB minus.”

The Company regularly evaluates its investment portfolio for indications of other than temporary impairment to individual securities. During the three months ended March 31, 2006, the Company recorded other than temporary impairments of $0.4 million. The Company did not recognize any other than temporary impairments on its investment portfolio for the three months ended March 31, 2005.

The Company regularly monitors the status of its investment portfolio to determine if securities in an unrealized loss position have an other than temporary impairment. As of March 31, 2006, the Company had gross unrealized losses of $55.6 million, of which $28.3 million were in an unrealized loss position for less than one year and $27.3 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $53.0 million of the total unrealized losses, of which $26.2 million was in an unrealized loss position for one year or greater, and was primarily due to interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of the Company’s investments in equity and fixed income securities as of March 31, 2006 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2005 (see “Note 3 – Unrealized Losses on Investments” in the Notes to the Consolidated Financial Statements, included in Item 1 “Consolidated Financial Statements,” for related disclosures).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting made during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis. From time to time make changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 3 – “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006 for discussion of the Company’s pending legal proceedings.

Item 1A. Risk Factors

Refer to Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006 for discussion of the Company’s risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, HCC Insurance Holdings, Inc. converted 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock into the Company’s common stock.

The above issuance of shares of the Company’s common stock upon conversion of the Series A Mandatory Convertible Preferred Stock was made in reliance on the exemption provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Argonaut Group, Inc. was held May 2, 2006. The following matters were submitted to the shareholders at the meeting:

Votes were cast in the following manner in connection with the election of each director to serve until the next annual meeting of the shareholders:

	Votes For	Votes Withheld	Broker Non-Votes

H. Berry Cash	21,412,532	8,868,768	-
Hector De Leon	30,146,284	135,016	-
Allan W. Fulkerson	29,398,754	882,546	-
David Hartoch	30,073,047	208,253	-
Frank W. Maresh	30,145,441	135,859	-
John R. Power, Jr.	30,146,906	134,394	-
Fayez S. Sarofim	29,697,015	584,285	-
Mark E. Watson III	29,919,440	361,860	-
Gary V. Woods	30,149,294	132,006	-

Votes were cast in the following manner in connection with the proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2006:

Votes For	Votes Against	Abstain	Broker Non-Votes

28,293,460	1,976,199	11,640	-

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

May 10, 2006

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