Form 10-Q
period 2006-06-30
ARGONAUT GROUP INC
filed 2006-08-09
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 9, 2006

Title	Outstanding

Common Stock, par value $0.10 per share	31,819,381

ARGONAUT GROUP, INC.

TABLE OF CONTENTS

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets
June 30, 2006 and December 31, 2005	3

Consolidated Statements of Income
Three and six months ended June 30, 2006 and 2005	4

Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2006 and 2005	5

Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	18

Item 3. Qualitative and Quantitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)
	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Investments:
Fixed maturities, at fair value (cost: 2006 - $1,884.6; 2005 - $1,698.8)	$ 1,818.8	$ 1,675.8
Equity securities, at fair value (cost: 2006 - $149.7; 2005 - $135.6)	219.5	200.7
Other long-term investments, at fair value (cost: 2006 - $23.5; 2005 - $20.6)	26.6	23.9
Short-term investments, at fair value which approximates cost	228.7	272.6
Total investments	2,293.6	2,173.0

Cash and cash equivalents	19.1	29.7
Accrued investment income	18.2	17.4
Premiums receivable	160.7	178.3
Reinsurance recoverables	557.4	558.2
Notes receivable	-	18.1
Goodwill	106.3	106.3
Current income taxes receivable, net	1.6	4.2
Deferred federal income tax asset, net	69.7	63.0
Deferred acquisition costs, net	83.6	88.9
Ceded unearned premiums	106.1	103.3
Other assets	57.3	64.2
Total assets	$ 3,473.6	$ 3,404.6
Liabilities:
Reserves for losses and loss adjustment expenses	$ 1,965.5	$ 1,875.4
Unearned premiums	456.6	475.8
Funds held	57.4	62.7
Accrued underwriting expenses	39.0	65.4
Ceded reinsurance payable, net	46.2	47.7
Junior subordinated debentures	144.3	144.3
Other liabilities	21.7	17.2
Total liabilities	2,730.7	2,688.5
Shareholders' equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized
Series A mandatory convertible preferred stock - 1,953,310 and 2,453,310 shares
issued and outstanding at June 30, 2006 and December 31, 2005	0.2	0.2
Common stock - $0.10 par, 70,000,000 shares authorized; 31,311,317 and 30,511,604
shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3.1	3.1
Additional paid-in capital	291.3	293.1
Retained earnings	443.8	400.7
Deferred stock compensation	-	(10.3)
Accumulated other comprehensive income, net	4.5	29.3
Total shareholders' equity	742.9	716.1
Total liabilities and shareholders' equity	$ 3,473.6	$ 3,404.6

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Premiums and other revenue:
Earned premiums	$ 200.4	$ 168.9	$ 400.3	$ 331.0
Net investment income	25.0	19.7	49.7	39.5
Realized investment gains (losses), net	3.3	(0.6)	3.3	1.3
Total revenue	228.7	188.0	453.3	371.8

Expenses:
Losses and loss adjustment expenses	118.9	98.6	240.8	195.7
Underwriting, acquisition and insurance expense	71.0	61.6	139.4	119.5
Interest expense	3.2	4.2	6.3	8.0
Total expenses	193.1	164.4	386.5	323.2

Income before income taxes	35.6	23.6	66.8	48.6
Provision (benefit) for income taxes	12.2	(0.1)	22.9	(1.1)
Net income	$ 23.4	$ 23.7	$ 43.9	$ 49.7

Net income per common share:
Basic	$ 0.74	$ 0.83	$ 1.38	$ 1.74
Diluted	$ 0.69	$ 0.76	$ 1.30	$ 1.59

Weighted average common shares:
Basic	31,284,726	27,984,572	31,183,608	27,879,622
Diluted	33,848,651	31,151,720	33,827,096	31,148,031

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$ 23.4	$ 3.7	$ 43.9	$ 49.7
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	(15.0)	24.6	(35.0)	(1.0)
Less: reclassification adjustment for (gains)
losses included in net income	(3.3)	0.6	(3.3)	(1.3)
Other comprehensive income (loss) before tax	(18.3)	25.2	(38.3)	(2.3)
Income tax benefit related to other
comprehensive income (loss)	(6.5)	8.8	(13.5)	(0.8)
Other comprehensive income (loss), net of tax	(11.8)	16.4	(24.8)	(1.5)
Comprehensive income	$ 11.6	$ 40.1	$ 19.1	$ 48.2

See accompanying notes

ARGONAUT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 43.9	$ 49.7
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	6.0	7.1
Share-based payments expense	3.8	3.0
Excess tax benefits from share-based payment arrangements	(1.8)	-
Deferred federal income tax expense (benefit)	6.8	(10.4)
Realized gains on investments	(3.3)	(1.3)
Change in:
Accrued investment income	(0.8)	(0.3)
Receivables	18.4	(50.1)
Unearned premiums on ceded reinsurance	(2.8)	(6.3)
Reserves for losses and loss adjustment expenses	90.1	84.7
Unearned premiums	(19.2)	17.6
Ceded reinsurance payable	(1.5)	0.2
Income taxes payable	3.9	10.0
Deferred policy acquisition costs	5.3	(5.0)
Accrued underwriting expenses and funds held	(31.7)	(8.8)
Deferred gain, retroactive reinsurance	-	0.8
Other assets and liabilities, net	8.7	2.6
Cash provided by operating activities	125.8	93.5
Cash flows from investing activities:
Sales of fixed maturity investments	105.2	85.7
Maturities and mandatory calls of fixed maturity investments	29.9	50.2
Sales of equity securities	1.9	22.4
Purchases of fixed maturity investments	(323.7)	(251.0)
Purchases of equity securities	(16.3)	(23.7)
Change in short-term investments	43.9	1.8
Purchases of fixed assets	(2.0)	(2.2)
Payments received on real estate notes	18.1	0.8
Other, net	2.2	2.2
Cash used by investing activities	(140.8)	(113.8)
Cash flows from financing activities:
Stock options exercised, employee stock purchase plan issuance,
and retirement of common shares (tax payments on non-vested stock)	3.5	3.8
Common stock offering expenses	(0.1)	-
Excess tax benefits from share-based payment arrangements	1.8	-
Payment of cash dividend to preferred shareholders	(0.8)	(1.2)
Cash provided by financing activities:	4.4	2.6
Change in cash	(10.6)	(17.7)
Cash, beginning of period	29.7	31.7
Cash, end of period	$ 19.1	$ 14.0
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

The interim financial data as of June 30, 2006 and 2005 and for the three and six months ended June 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 – Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, replacing SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and superseding Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, non-vested stock grants and employee stock purchase plans that contain a look-back provision and allows employees to purchase stock at a discount, to be recognized in the financial statements based on their fair values. Implementation of SFAS No. 123-R was effective January 1, 2006 and the Company has adopted the “modified prospective method” of transition application, whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS No. 123-R and prospective stock awards are recognized in the income statement at fair value over their vesting periods (see Note 7 – Share-based Payments, for related disclosures).

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations and financial condition.

Note 3 – Unrealized Losses on Investments

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2006 is presented below:

June 30, 2006	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities
U.S. Treasury securities	$ 33.2	$ 0.4	$ 20.3	$ 0.5	$ 53.5	$ 0.9
U.S. Government agencies	144.5	6.6	104.8	3.6	249.3	10.2
Obligations of states and political
subdivisions	67.0	2.5	35.2	2.1	102.2	4.6
Corporate securities	226.0	9.0	191.6	9.6	417.6	18.6
Asset-backed securities	556.8	20.1	260.8	13.9	817.6	34.0
Foreign Government	1.5	0.1	4.7	0.3	6.2	0.4
Redeemable preferred stock	-	-	-	-	-	-
Total fixed maturities	1,029.0	38.7	617.4	30.0	1,646.4	68.7
Equity securities
Banks, trusts and insurance
companies	1.5	0.1	0.3	0.1	1.8	0.2
Industrial, miscellaneous
and all other	18.1	1.2	15.9	1.8	34.0	3.0
Total equity securities	19.6	1.3	16.2	1.9	35.8	3.2
Total	$1,048.6	$ 40.0	$ 633.6	$ 31.9	$1,682.2	$ 71.9

The Company holds a total of 2,324 securities, of which 921 were in an unrealized loss position for less than one year and 575 were in an unrealized loss position for a period one year or greater as of June 30, 2006. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political subdivisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing interest rates. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of these investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2006.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to increased interest rates. All corporate bonds in an unrealized loss position were of investment grade as of June 30, 2006. The contractual terms of the securities do not allow the issuer to settle the securities at a price less than the amortized cost of the investment. The Company continually monitors the corporate bond portfolio and will recognize an other-than-temporary impairment on any securities which are down graded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2006.

The Company’s portfolio of asset-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases. The underlying principal portions of the securities issued by agencies of the United States government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of June 30, 2006. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of those securities. The Company believes the decline in fair value is due solely to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2006.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three and six months ended June 30, 2006 were write downs of approximately $0.4 million and $0.8 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities. During the three and six months ended June 30, 2005, the Company recorded other-than-temporary impairment losses of $0.6 million on its investment portfolio.

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other-than-temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at June 30, 2006 are temporary.

Note 4 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions except number of shares and per share data)	2006	2005	2006	2005

Net income	$ 23.4	$ 23.7	$ 43.9	$ 49.7
Preferred stock dividends	(0.4)	(0.6)	(0.8)	(1.2)
Income available to common shareholders	23.0	23.1	43.1	48.5
Effect of dilutive securities:
Preferred stock dividends	0.4	0.6	0.8	1.2
Income available to common shareholders
after assumed conversion	$ 23.4	$ 23.7	$ 43.9	$ 49.7

Weighted average shares-basic	31,284,726	27,984,572	31,183,608	27,879,622
Effect of dilutive securities:
Share-based payments	610,615	270,981	676,365	343,670
Convertible preferred stock	1,953,310	2,896,167	1,967,122	2,924,739

Weighted average shares-diluted	33,848,651	31,151,720	33,827,096	31,148,031

Net income per common share-basic	$ 0.74	$ 0.83	$ 1.38	$ 1.74
Net income per common share-diluted	$ 0.69	$ 0.76	$ 1.30	$ 1.59

For the three and six months ended June 30, 2006, options to purchase 199,178 shares of common stock and 218,569 non-vested shares were excluded from the computation of diluted earnings per share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2013. For the three and six months ended

June 30, 2005, options to purchase 988,821 shares of common stock were excluded from the computation of diluted earnings per share as the options were anti-dilutive. These options expire at varying times from 2007 through 2013.

During the first quarter of 2006, a holder of $0.10 par value preferred stock converted 500,000 shares into the Company’s $0.10 par value common stock. In July and August of 2006, this holder converted an additional 500,000 shares.

Note 5 – Commitments and Contingencies

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Note 6 – Income Taxes

The Company’s income tax provision includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Current tax provision	$ 7.6	$ 4.5	$ 16.1	$ 9.3
Deferred tax provision (benefit) related to:
Future tax deductions	(0.7)	0.4	(3.8)	(0.3)
Deferred alternative minimum tax provision	5.3	3.1	10.6	6.9
Valuation allowance change	-	(8.1)	-	(17.0)
Income tax expense (benefit)	$ 12.2	$ (0.1)	$ 22.9	$ (1.1)

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Income tax provision at statutory rates	$ 12.5	$ 8.3	$ 23.4	$ 17.0
Tax effect of:
Dividends received deduction	(0.3)	(0.2)	(0.6)	(0.4)
Valuation allowance change	-	(8.1)	-	(17.0)
Other permanent adjustments, net	-	-	0.1	0.1
State income tax provision	-	(0.1)	-	(0.8)
Income tax expense (benefit) at statutory rates	$ 12.2	$ (0.1)	$ 22.9	$ (1.1)

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The Company’s deferred tax asset is supported by tax planning strategies, the reversal of taxable temporary differences and the recognition of future income. At June 30, 2006, the Company had a net deferred tax asset of $69.7 million. During 2005, the Company reduced its deferred tax asset valuation allowance to zero based on management’s evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset.

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

Prior to 2006, the Company accounted for stock awards under the intrinsic value method prescribed in APB No. 25. Under APB No. 25, no compensation expense was recognized related to stock options which were fixed and determinable on the date of grant as the exercise price of stock options equaled the fair market value of the underlying stock on the date of grant. The Company also granted stock options to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four-year term. Due to timing differences between the grant date and the measurement date of the options, the Company applied variable accounting as required by FASB Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation. The Company recognized compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. All performance measures had been met for these stock options as of January 1, 2006. Additionally, in August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature applicable to all options which had exercise prices greater than or equal to $16.21 per share granted prior to February 2, 2004, resulting in variable accounting treatment for such awards. The Company recognized compensation expense associated with the modification of these existing awards from that date forward through September 13, 2005, when the Compensation Committee terminated the restorative options feature applicable to such awards.

Prior to 2006, the Company accounted for its non-vested stock awards under the provisions of APB No. 25. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant was charged to shareholders' equity and subsequently amortized to expense ratably over the vesting period, except for grants subject to performance measures. These performance based shares were expensed under the accelerated expense attribution method under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123-R using the modified prospective transition method. Under that transition method, the Company recognized compensation cost in 2006 that included compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006. Compensation cost was also recognized for all share-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. Additionally, under the requirements of SFAS No. 123-R, the performance non-vested stock awards were no longer subject to variable accounting, as the performance measures are not market based. Effective January 1, 2006, all compensation expense for share-based payments is being recognized on a straight-line basis over each award’s vesting period.

The Company also maintains an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair market value on the first day of the offering period or on the designated purchase date at the end of the offering period. For the six months ended June 30, 2006, compensation expense recognized for the employee stock purchase plan was $0.1 million.

Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123-R requires the cash flows resulting from excess tax benefits to be classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123-R, the Company recorded $1.8 million of financing cash inflow and, conversely, $1.8 million of operating cash outflow in the Consolidated Statement of Cash Flows.

Additionally, the transition to SFAS No. 123-R requires that amounts recorded as unearned stock compensation as of December 31, 2005 be reclassified into additional paid-in capital. Upon the adoption of SFAS No. 123-R in 2006, the Company’s unearned stock-based compensation balance of $10.3 million was reclassified to additional paid-in capital.

As of June 30, 2006, the Company had 2,434,368 stock options issued and outstanding, including 1,201,265 options that were vested and exercisable. The Company also had 422,503 non-vested stock awards that were granted but not yet vested. Total share-based payment compensation expense recognized for the three months ended June 30, 2006 was $2.4 million ($1.5 million net of taxes), compared to $1.6 million ($1.0 million net of taxes) for the three months ended June 30, 2005. Total share-based payment compensation expense recognized for the six months ended June 30, 2006 was $3.9 million ($2.5 million net of taxes), compared to $3.0 million ($1.9 million net of taxes) for the six months ended June 30, 2005. As of June 30, 2006, there was $10.9 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.9 years. The total fair value of shares vested during the six months ended June 30, 2006 was $1.4 million.

The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company suspended dividend payments in 2003 and has not communicated any immediate plans to resume dividend payments in the near future. The following table summarizes the assumptions used by the Company for the six months ended June 30, 2006:

Risk-free rate of return	4.52% to 4.98%
Expected dividend yield	0.00%
Expected option life (years)	4.9 to 7.0
Expected volatility	44.8% to 45.8%

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2006:

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2006	2,473,132	$19.12
Granted	242,632	$34.68
Exercised	(251,353)	$19.13
Expired or forfeited	(30,025)	$23.32
Outstanding at June 30, 2006	2,434,386	$20.61	5.8	$ 24,146,761
Exercisable at June 30, 2006	1,201,265	$18.84	5.6	$ 13,534,250

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.2 million options where the exercise price was below the quoted price at June 30, 2006. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $4.0 million. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $16.23.

For the six months ended June 30, 2006, the Company received cash payments of $4.2 million (net of any related tax payments) related to the settlement of stock option exercises.

The following is a summary of the Company’s non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	258,703	$ 19.07
Granted	248,909	$ 35.11
Vested	(81,108)	$ 17.63
Forfeited	(4,001)	$ 26.98
Outstanding at June 30, 2006	422,503	$ 28.73

For the three and six months ended June 30, 2005, the Company disclosed, on a pro forma basis, the effect on net income and earnings per share in accordance with the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the pro-forma effect on net income and earnings per share per the disclosure requirements of SFAS No. 123 and SFAS No. 148 in effect prior to January 1, 2006:

	Three Months Ended	Six Months Ended
(in millions, except per share amounts)	June 30, 2005	June 30, 2005

Net income, as reported	$ 23.7	$ 49.7
Add: Total deferred stock compensation expense
included in reported net income, net of taxes	1.0	1.9
Deduct: Total stock-based employee compensation determined under
fair value based methods for all awards, net of tax	(0.5)	(1.6)
Pro forma net income	$ 24.2	$ 50.0
Earnings per share
Basic - as reported	$ 0.83	$ 1.74
Basic - pro forma	$ 0.85	$ 1.75

Diluted - as reported	$ 0.76	$ 1.59
Diluted - pro forma	$ 0.78	$ 1.61

Note 8 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $65.7 million and $47.5 million as of June 30, 2006 and 2005, respectively:

	Six Months Ended
	June 30,
(in millions)	2006	2005

Net reserves - beginning of year	$1 ,394.8	$1,060.8
Change in net reserves ceded under retroactive reinsurance contracts	-	(0.8)

Add:
Loss and LAE incurred during calendar year, net of reinsurance:
Current accident year	250.1	208.0
Prior accident years	(9.3)	(12.3)
Loss and LAE incurred during current calendar year, net of reinsurance	240.8	195.7

Deduct:
Loss and LAE payments made during current calendar year, net of reinsurance:
Current accident year	33.0	23.5
Prior accident years	128.8	117.8
Loss and LAE payments made during current calendar year, net of reinsurance:	161.8	141.3
Net reserves, end of period	1,473.8	1,114.4

Add:
Reinsurance recoverable on unpaid losses & LAE, end of period	491.7	577.8
Gross reserves - end of period	$1,965.5	$1 ,692.2

Included in loss and loss adjustment expense for the six months ended June 30, 2006 was $9.3 million in favorable development attributable to reserve reductions across all segments.  Included in loss and loss adjustment expenses for the six months ended June 30, 2005 was $12.3 million in favorable development primarily attributable to $9.7 million of reserves reductions for accident years 2001 through 2004 in all segments, coupled with a $2.6 million reduction for involuntary pool prior accident year ultimate losses for the risk management segment.

During the six months ended June 30, 2006, the Company strengthened its current accident year loss and loss adjustment expense by approximately $8.0 million, due to higher than anticipated property losses, primarily related to the storms that impacted the Midwest during March 2006.  The reserve strengthening consisted of $5.6 million in the excess and surplus lines segment and $2.4 million in the select markets segment.

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

Note 9 – Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into four operating segments: excess and surplus lines, select markets, public entity and risk management. Additionally, the Company has liabilities associated with policies written in the 1970’s and into the 1980’s, and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and the regulatory environment in determining how to aggregate operating segments.

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

Revenues and income before taxes for each segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Revenues:
Earned premiums
Excess & surplus lines	$ 131.2	$ 85.7	$ 254.3	$ 163.9
Select markets	51.9	46.4	105.8	94.4
Public entity	13.0	15.9	25.8	32.5
Risk management	4.3	20.9	14.4	40.2
Run-off lines	-	-	-	-
Total earned premiums	200.4	168.9	400.3	331.0
Net investment income
Excess & surplus lines	10.9	6.9	19.8	13.4
Select markets	4.2	3.4	8.0	6.8
Public entity	1.1	1.2	2.2	2.3
Risk management	8.2	7.7	16.6	15.8
Run-off lines	-	-	-	-
Corporate & other	0.6	0.5	3.1	1.2
Total net investment income	25.0	19.7	49.7	39.5
Realized investment gains (losses), net	3.3	(0.6)	3.3	1.3
Total revenue	$ 228.7	$ 188.0	$ 453.3	$ 371.8
Income (loss) before income tax
Excess & surplus lines	23.3	16.5	40.3	29.8
Select markets	6.2	6.2	13.3	12.0
Public entity	4.7	2.1	6.8	4.0
Risk management	4.6	7.4	13.4	14.3
Run-off lines	-	-	-	-
Total segment income before taxes	38.8	32.2	73.8	60.1
Corporate & other	(6.5)	(8.0)	(10.3)	(12.8)
Net realized investment gains (losses)	3.3	(0.6)	3.3	1.3
Total income before income tax	$ 35.6	$ 23.6	$ 66.8	$ 48.6

Identifiable assets for each segment were as follows:

	June 30,	December 31,
(in millions)	2006	2005

Excess & surplus lines	$ 1,815.5	$ 1,356.2
Select markets	693.2	650.6
Public entity	129.7	153.1
Risk management	788.8	1,138.8
Run-off lines	-	-
Corporate & other	46.4	105.9
Total	$ 3,473.6	$ 3,404.6

Note 10 –Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Commissions	$ 31.3	$ 33.7	$ 63.2	$ 57.3
General expenses	32.7	29.6	61.5	56.5
State assessments	1.2	2.2	3.1	4.3
Taxes, licenses and bureau fees	3.1	3.6	6.3	6.4
	68.3	69.1	134.1	124.5
Deferral of policy acquisition costs	2.7	(7.5)	5.3	(5.0)

Total underwriting, acquisition and insurance expense	$ 71.0	$ 61.6	$ 139.4	$ 119.5

Note 11 – Supplemental Cash Flows Information

Income taxes. The Company paid income taxes of $12.2 million during the six months ended June 30, 2006. The Company paid income taxes of $6.6 million and received a tax refund in the amount of $9.1 million during the six months ended June 30, 2005.

Interest paid. The Company paid interest on the junior subordinated debentures of $6.0 million and $3.7 million during the six months ended June 30, 2006, and 2005, respectively.

Tax benefits. Prior to adoption of SFAS No. 123-R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123-R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Note 12 – Restructuring

In the third quarter of 2005, the Company sold a substantial portion of its risk management business through a renewal rights transaction. As a result of the sale, Argonaut Insurance Company reduced its workforce by four employees and closed two offices during the six months ended June 30, 2006. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, termination benefits for these employees of $0.1 million were expensed during this period. Exit costs related to the closing of the offices were not material. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expense line item in the accompanying Consolidated Statements of Income.

Argonaut Insurance Company anticipates further reduction in its workforce throughout 2006, with additional termination benefits estimated to be $0.3 million, including six employees with termination benefits of $0.1 million in the third quarter. All additional costs associated with this restructuring plan will be expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, “Argonaut Group” or the “Company”) for the three and six months ended June 30, 2006 and 2005. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006.

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

Results of operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$ 258.9	$ 264.9	$ 528.1	$ 471.6

Earned premiums	$ 200.4	$ 168.9	$ 400.3	$ 331.0
Net investment income	25.0	19.7	49.7	39.5
Realized investment gains (losses), net	3.3	(0.6)	3.3	1.3
Total revenue	$ 228.7	$ 188.0	$ 453.3	$ 371.8

Income before taxes	35.6	23.6	66.8	48.6
Provision (benefit) for income taxes	12.2	(0.1)	22.9	(1.1)
Net income	$ 23.4	$ 23.7	$ 43.9	$ 49.7

Loss ratio	59.3%	58.4%	60.2%	59.1%
Expense ratio	35.5%	36.5%	34.8%	36.2%
Combined ratio	94.8%	94.9%	95.0%	95.3%

Gross written premiums for the three months ended June 30, 2006 decreased by approximately 2.3% relative to the same quarter of 2005 primarily due to: (a) the renewal rights sale of a majority of the risk management business, as the risk management segment produced $29.2 million in gross written premiums for the three months ended June 30, 2005, compared to return premiums of $1.5 million for the same period ended 2006; (b) increased competition within the excess and surplus lines segment primarily from standard carriers; and (c) to a lesser extent the rate environment. Gross written premiums from new business totaled $122.2 million and $252.8 million for the three and six months ended June 30, 2006, respectively, compared to $120.8 million and $191.4 million for the same periods in 2005. Gross written premiums from new business for the three and six months ended June 30, 2006 include $56.8 million and $119.8 million, respectively, in the excess and surplus lines segment from a renewal rights acquisition and the addition of Argonaut Specialty Insurance Services (“Argonaut Specialty”), that commenced writing business in April 2005. Premiums written by these sources were $45.0 million for the three and six months ended June 30, 2005.

Consolidated gross written premiums from renewal business decreased to $124.6 million and $244.5 million for the three and six months ended June 30, 2006, respectively, compared to $132.3 million and $260.2 million for the same period in 2005. The decrease in gross written premiums for the three and six months ended June 30, 2006 as compared to 2005 resulted primarily from the renewal rights sale in the risk management segment discussed previously, partially offset by an increase in the amount of business inforce subject to renewal within the excess and surplus lines and select markets segments. Gross written premiums for the three and six months ended June 30, 2006 include $14.5 million and $34.7 million, respectively, for premiums written and assumed under various reinsurance agreements. Gross written premiums under these agreements were $14.7 million and $25.6 million for the same periods in 2005. Partially reducing the gross written premiums for the three and six months ended June 30, 2006 were cancellations and endorsements of $2.4 million and $3.9 million, respectively, compared to $3.0 million and $5.6 million for the same periods in 2005.

The increase in earned premiums for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was primarily attributable to increased premium writings in the second half of 2005 and continuing into the first quarter of 2006.

The increase in consolidated net investment income for the three and six months ended June 30, 2006 compared to the same periods in 2005 was due to higher invested assets resulting from the investment of cash flows from operations combined with proceeds from various capital raising initiatives during the second half of 2005, along with higher investment yields. Consolidated invested assets totaled $2,293.6 million and $1,893.1 million at June 30, 2006 and 2005, respectively.

Realized investment gains for the three months ended June 30, 2006 were $3.3 million, compared to realized investment losses of $0.6 million for the same period in 2005. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized gains (losses) for the three and six months ended June 30, 2006 were write downs of approximately $0.4 million and $0.8 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities, compared to $0.6 million for the same periods in 2005.

The Company’s net unrealized gains on investment securities declined by $38.3 million (pre-tax) during the six months ended June 30, 2006 to $7.1 million. The decrease was primarily attributable to rising interest rates, which negatively impacted the fair market value of the Company’s fixed income portfolio. The Company has the ability and intent to hold that portion of the fixed income portfolio, which currently is in an unrealized loss position, through maturity.

Consolidated losses and loss adjustment expenses were $118.9 million and $240.8 million for the three and six months ended June 30, 2006, respectively, compared to $98.6 million and $195.7 million for the same periods in 2005. The consolidated loss ratios for the three and six months ended June 30, 2006 were 59.3% and 60.2%, respectively, compared to 58.4% and 59.1% for the same periods in 2005. The increase in the loss ratio for the three months ended June 30, 2006 as compared to the same quarter of 2005 was primarily due to higher than expected property losses within the select markets and excess and surplus lines segments which were partially offset by favorable development of prior year loss reserves. For the six months ended June 30, 2006 the increase in the loss ratio over the prior year was due to the factors noted above coupled with storm activity in the first quarter of 2006 which resulted in $3.9 million in losses for that quarter. Consolidated loss reserves were $1,965.5 million and $1,692.2 million as of June 30, 2006 and 2005, respectively.

The consolidated expense ratios were 35.5% and 36.5% for the three months ended June 30, 2006 and 2005, respectively. The consolidated expense ratios were 34.8% and 36.2% for the six months ended June 30, 2006 and 2005, respectively. The decrease was primarily attributable to the growth in earned premiums in the excess and surplus lines segment discussed previously.

Consolidated interest expense was $3.2 million and $6.3 million for the three and six months ended June 30, 2006, respectively. Consolidated interest expense was $4.2 million and $8.0 million for the three and six months ended June 30, 2005, respectively. Interest expense for the three and six months ended June 30, 2005 includes $2.4 million and $4.5 million, respectively, for funds withheld by the Company under a retroactive reinsurance contract. This contract was commuted in the third quarter of 2005 and accordingly interest expense associated with this contract ceased. Interest expense resulting from the junior subordinated debentures was $3.1 million and $6.1 million for the three and six months ended June 30, 2006, compared to $2.0 and $3.8 million for the three and six months ended June 30, 2005. The increase in this interest expense was attributable to the issuance of an additional $30.9 million in trust preferred debentures during the third quarter of 2005, coupled with rising interest rates.

The consolidated income tax provision for the three and six months ended June 30, 2006 was $12.2 million and $22.9 million, respectively. The consolidated benefit for income taxes for the three and six months ended June 30, 2005 was $0.1 million and $1.1 million, respectively, and includes a reduction of the deferred tax asset valuation allowance of $8.1 million and $17.0 million, respectively. During 2005, the Company reduced its deferred tax asset valuation allowance to zero based on management’s determination that the deferred tax asset would be recovered in full.

Segment results

As of June 30, 2006, the Company’s operations include four operating segments: excess and surplus lines, select markets, public entity and risk management. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

Effective in 2006, the Company has modified the classification of two continuing lines programs for purposes of segment reporting. Specifically, the HCC Directors and Officers reinsurance program and the State Fund program, formerly reported in the risk management segment, are now presented as a component of select markets. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2006. Management believes that this new classification more accurately reflects the on-going business of the operating segments.

Excess and Surplus Lines. The following table summarizes the results of operations for the excess and surplus lines segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$ 179.8	$ 156.9	$ 357.8	$ 257.7

Earned premiums	131.2	85.7	254.3	163.9
Losses and loss adjustment expenses	77.9	49.9	155.0	96.9
Underwriting expense	40.9	26.2	78.8	50.6
Underwriting income	12.4	9.6	20.5	16.4

Investment income, net	10.9	6.9	19.8	13.4
Income before taxes	$ 23.3	$ 16.5	$ 40.3	$ 29.8

Loss ratio	59.5%	58.2%	61.0%	59.1%
Expense ratio	31.1%	30.5%	31.0%	30.9%
Combined ratio	90.6%	88.7%	92.0%	90.0%

Gross written premiums from new business increased to $108.9 million and $222.0 million for the three and six months ended June 2006, respectively, compared to $97.2 million and $145.0 million for the same periods in 2005. Gross written premiums from new business for the three and six months ended June 30, 2006 included $32.7 million and $63.8 million, respectively, from a renewal rights acquisition the Company entered into effective April 1, 2005, compared to $33.1 million for the three and six months ended June 30, 2005. Also, included in gross written premiums from new business for the three and six months ended June 30, 2006 were $24.1 million and $56.0 million, respectively, in premiums written by Argonaut Specialty, which commenced writing business in the second quarter of 2005. Included in gross written premiums from new business for the three and six months ended June 30, 2005 were $11.8 million in premiums written by this division.

Gross written premiums from renewal business totaled $71.8 million and $137.1 million for the three and six months ended June 30, 2006, respectively, compared to $61.7 million and $117.2 million for the three and six months ended June 30, 2005, respectively. Included in gross written premiums from renewal business for the three and six months ended June 30, 2006 were $8.0 million in premiums written by Argonaut Specialty, which had contributed only new business until this quarter. A larger base of expiring premiums, including the maturity of renewal rights acquisition and Argonaut Specialty business, was the primary driver for the increase in renewal premiums in 2006.

Included in gross written premiums for the three and six months ended June 30, 2006 was $1.3 million and $2.4 million, respectively for premiums assumed under a reinsurance agreement, effective in January 2006. Gross written premiums were offset by cancellations and endorsements of approximately $2.2 million and $3.7 million for the three and six months ended June 30, 2006, respectively, compared to $2.0 million and $4.6 million for the three and six months ended June 30, 2005, respectively. The increase in earned premium was primarily attributable to the same factors noted above with respect to gross written premiums.

The excess and surplus lines segment’s loss ratios for the three month periods ended June 30, 2006 and 2005 were 59.5% and 58.2%, respectively. The excess and surplus lines segment’s loss ratios for the six month periods ended June 30, 2006 and 2005 were 61.0% and 59.1%, respectively. The increase in the loss ratio for the three months ended June 30, 2006 as compared to the same three months of 2005 was primarily due to higher than expected property losses which were partially offset by a reduction in the estimate of ultimate losses associated with the 2004 and 2005 hurricane activity of $0.2 million. Also, for the three months ended June 30, 2005 the loss ratio included a $1.9 million reduction in the estimate of ultimate losses for the 2004 hurricane activity. Loss reserves for excess and surplus lines were $821.0 million and $532.4 million as of June 30, 2006 and 2005, respectively.

The expense ratios for the three months ended June 30, 2006 and 2005 were 31.1% and 30.5%, respectively. The increase in the expense ratio was due primarily to an increase in admitted business (due to the renewal rights acquisition), which typically has higher acquisition costs than non-admitted business, in the second quarter of 2006 as compared to 2005. The expense ratio for the six months ended June 30, 2006 was comparable to the same period in 2005, at 31.0% and 30.9%, respectively.

The increase in net investment income was the result of higher invested assets due to positive cash flows, combined with capital contributions during 2005 and increasing investment yields. Net invested assets were $982.8 million as of June 30, 2006, compared to $717.8 million at June 30, 2005.

Select Markets. The following table summarizes the select markets results of operations the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$ 72.2	$ 68.8	$ 145.1	$ 132.4

Earned premiums	51.9	46.4	105.8	94.4
Losses and loss adjustment expenses	34.7	30.2	69.9	61.4
Underwriting expense	15.2	13.4	30.6	27.8
Underwriting income	2.0	2.8	5.3	5.2

Investment income, net	4.2	3.4	8.0	6.8
Income before taxes	$ 6.2	$ 6.2	$ 13.3	$ 12.0

Loss ratio	66.7%	64.8%	66.0%	65.0%
Expense ratio	29.1%	28.8%	28.9%	29.4%
Combined ratio	95.8%	93.6%	94.9%	94.4%

Gross written premiums from renewal business increased from $44.5 million and $82.3 million for the three and six months ended June 30, 2005, respectively, to $46.5 million and $87.2 million for the same periods in 2006, respectively. The increase in renewal premiums was primarily the result of additional business inforce subject to renewal in 2006. Gross written premiums from new business were $11.3 million and $24.8 million for the three and six months ended June 30, 2006, compared to $12.9 million and $27.9 million for the same periods ended 2005. The decrease in new business was primarily due to increased pricing competition and the corresponding impact on risk selection. Included in gross written premiums for the three and six months ended June 30, 2006 were $14.4 million and $33.1 million, respectively, from premiums assumed under various reinsurance agreements. Gross written premiums for the three and six months ended June 30, 2005 include $11.4 million and $22.2 million, respectively, from premiums assumed under these agreements.

The increase in earned premiums for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was primarily attributable to increased premium writings in the second half of 2005 and continuing into 2006.

Effective January 1, 2003, the Company entered into a quota share reinsurance program to assume directors and officers liability premiums and losses on policies underwritten by subsidiaries of HCC Insurance Holdings, Inc. (“HCC”). Under the terms of the agreements, the Company assumed 3.33% of premiums and losses under HCC’s USA Directors and Officers Liability program and 5% of premiums and losses under HCC’s International Directors and Officers Liability program for 2003. The percentage assumed by the Company for both programs was reduced to 1.5% effective January 1, 2004, and those programs were renewed at those levels in 2005. The Company participates in each of the directors and officers programs with a 3.0% quota share participation effective January 1, 2006.

The select markets segment’s loss ratios were 66.7% and 64.8% for the three months ended June 30, 2006 and 2005, respectively. The increase in the loss ratio was primarily due to a second quarter reduction of earned premiums resulting from an increase in the cost the 2006 property catastrophe reinsurance treaty, coupled with $1.6 million in reserve strengthening for higher than expected 2006 property losses. Partially offsetting these increases was $2.6 million of favorable development in prior accident year loss reserves. The loss ratios for the select markets segment were 66.0% and 65.0% for the six months ended June 30, 2006 and 2005. The increase in the loss ratio during this period was primarily due to the decreased earned premiums discussed above along with higher than expected property losses, offset by $1.7 million of favorable development in prior accident years. Losses and loss adjustment expenses for the six months ended June 30, 2005 were not subject to significant catastrophe losses and included $0.9 million of favorable development in loss reserves for prior accident years. The loss reserves for the select markets segment were $325.6 million and $276.0 million as of June 30, 2006 and 2005, respectively.

The expense ratios for the select markets segment were 29.1% and 28.9% for the three and six months ended June 30, 2006, respectively, compared to 28.8% and 29.4% for the same periods ended in 2005. The decrease in the expense ratio for the six months ended June 30, 2006 was attributable primarily to the overall growth in premiums.

The increase in investment income for the three and six months ended June 30, 2006, as compared to the same period in 2005, was primarily the result of an increase in invested assets due to positive cash flows, coupled with increased investment yields. Invested assets were $363.9 million as of June 30, 2006, compared to $333.4 million as of June 30, 2005.

Public Entity. The following table summarizes the public entity segment results of operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$ 8.4	$ 10.0	$ 26.2	$ 28.2

Earned premiums	13.0	15.9	25.8	32.5
Losses and loss adjustment expenses	5.0	9.2	12.4	19.5
Underwriting expense	4.4	5.8	8.8	11.3
Underwriting income	3.6	0.9	4.6	1.7

Investment income, net	1.1	1.2	2.2	2.3
Income before taxes	$ 4.7	$ 2.1	$ 6.8	$ 4.0

Loss ratio	38.1%	58.2%	48.0%	60.1%
Expense ratio	34.7%	36.7%	34.4%	34.8%
Combined ratio	72.8%	94.9%	82.4%	94.9%

The decrease in gross written premiums for the three and six months ended June 30, 2006 as compared to 2005 was primarily the result of less renewal business written in 2006 than in 2005. During the three and six months ended June 30, 2006, the public entity segment’s renewal business was $6.4 million and $20.2 million, respectively, compared to $9.6 million and $24.6 million, respectively, for the same period in 2005. Additionally, during the three and six months ended June 30, 2006, the segment wrote new business of approximately $2.0 million and $6.0 million, respectively, compared to $0.3 million and $3.5 million, respectively, for the same periods in 2005. Premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insureds’ fiscal year ends. The decrease in earned premiums for the three and six months ended June 30, 2006, as compared to the same periods in 2005 was primarily attributable to the decline in premium written during 2005.

Losses and loss adjustment expenses for three and six months ended June 30, 2006 resulted in a loss ratio of 38.1% and 48.0%, respectively, compared to 58.2% and 60.1%, respectively, for the same period in 2005. The decrease in the loss ratio was attributable primarily to $2.6 million of favorable loss reserve development related to prior accident years, particularly in the casualty line of business. Loss reserves for the public entity segment were $65.3 million and

$64.2 million as of June 30, 2006 and 2005, respectively.

The expense ratios for the three and six months ended June 30, 2006 were 34.7% and 34.4%, respectively, compared to 36.7% and 34.8%, respectively, for the same periods in 2005. The decrease in the expense ratios from 2005 to 2006 was primarily related to reduced administrative expenses in 2006 than 2005.

The decrease in investment income for the three and six months ended June 30, 2006, as compared to the same periods in 2005, was primarily the result of a decrease in invested assets due to premium decline in the last half of 2005. Invested assets were $102.1 million as of June 30, 2006, compared to $105.1 million as of June 30, 2005.

Risk Management. As previously disclosed in the third quarter of 2005, renewal rights to a majority of the business that comprised the risk management segment were sold to XL America, Inc. The risk management segment has not written any new or renewal policies since the sale of the renewal rights. The following table summarizes the results of operations for the risk management segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005

Gross written (return) premiums	$ (1.5)	$ 29.2	$ (1.0)	$ 53.3

Earned premiums	4.3	20.9	14.4	40.2
Losses and loss adjustment expenses	1.3	9.9	3.5	19.0
Underwriting expense	6.6	11.3	14.1	22.7
Underwriting loss	(3.6)	(0.3)	(3.2)	(1.5)

Investment income, net	8.2	7.7	16.6	15.8
Income before taxes	$ 4.6	$ 7.4	$ 13.4	$ 14.3

Loss ratio	29.1%	47.7%	24.1%	47.3%
Expense ratio	155.0%	54.2%	97.9%	56.7%
Combined ratio	184.1%	101.9%	122.0%	104.0%

The decrease in gross written premiums for the three and six months ended June 30, 2006 as compared to 2005 was due to the renewal rights sale in the third quarter of 2005. Gross written premiums for the three and six months ended June 30, 2006 was comprised of $1.5 million and $1.0 million, respectively, in premium adjustments on policies issued prior to the renewal rights sale. For the three months ended June 30, 2005, gross written premiums included $10.4 million from new business, $16.5 million from renewal business and $2.3 million in premiums assumed under reinsurance agreements. For the six months ended June 30, 2005, gross written premiums included $14.9 million from new business, $36.1 million from renewal business and $2.3 million in premiums assumed under reinsurance agreements.

Losses and loss adjustment expenses for the three and six months ended June 30, 2006 resulted in loss ratios of 29.1% and 24.1%, respectively, compared to 47.7% and 47.3%, respectively, for the same periods in 2005. The decrease in the loss ratio was attributable primarily to a $1.8 million and $3.6 million reduction in prior accident year loss reserves for the three and six months ended June 30, 2006, respectively, along with a greater weighting of large deductible premium exposure in 2006 compared to 2005. Large deductible policies typically have a lower loss ratio than other risk management products. Loss reserves for the risk management segment were $559.5 million and $610.1 million as of June 30, 2006 and 2005, respectively.

The expense ratios for the three and six months ended June 30, 2006 were 155.0% and 97.9%, respectively, compared to 54.2% and 56.7%, respectively, for the same periods in 2005. The increase in the expense ratio was due primarily to the decrease in earned premiums following the sale of renewal rights, as discussed previously. Underwriting, insurance and acquisition expenses decreased to $6.6 million and $14.1 million for the three and six months ended

June 30, 2006, compared to $11.3 million and $22.7 million for the same periods in 2005.

The increase in investment income for the three and months ended June 30, 2006, as compared to the same period in 2005, was primarily the result of an increase in invested assets due to positive cash flows and increased investment yields. Invested assets were $753.3 million as of June 30, 2006, compared to $666.5 million as of June 30, 2005.

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

	June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Environmental and asbestos:
Loss reserves, beginning of the period	$164.6	$154.3	$176.4	$161.9
Incurred losses	0.1	-	-	-
Losses paid	6.7	6.0	3.3	3.1
Loss reserves - environmental and
asbestos, end of the period	158.0	148.3	173.1	158.8
Other run-off lines	36.1	27.6	39.3	31.2
Net reserves ceded - retroactive
reinsurance contract	-	-	-	(41.4)
Total reserves - run-off lines	$194.1	$175.9	$212.4	$148.6

The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Management believes the reserves for losses and loss adjustment expenses are adequate based on current facts and circumstances. Management performs a detailed analysis of the reserves for the run-off lines annually, has initiated the review and expects it to be completed prior to the end the third quarter of 2006.

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

The Company purchases Excess of Loss property catastrophe reinsurance (“Property Cat Treaty”) for the following three business segments:  excess and surplus lines, select markets and public entity.  This coverage is purchased to provide the Company with protection against high severity property loss events.   The Company’s current Property Cat Treaty renewed effective May 1, 2006. Under the terms of the Property Cat Treaty, coverage is provided to the Company as follows:

•	Layer 1 - 95% of $1.5 million excess of $3.5 million;
•	Layer 2 - 95% of $10.0 million excess of $5.0 million;
•	Layer 3 - 95% of $15.0 million excess of $15.0 million;
•	Layer 4 - 95% of $30.0 million excess of $30.0 million;
•	Layer 5 - 95% of $60.0 million excess of $60.0 million.

The above reinsurance limits apply to losses and loss adjustment expenses incurred by the Company on a per occurrence basis, after any recoveries from underlying reinsurance contracts.  Under the terms of the Property Cat Treaty, coverage for a loss occurrence arising from any Florida peril is provided in Layers 2 through 5 only.  Additionally, coverage in Layers 1 and 2 is provided for loss occurrences only in the event that the industry insured loss as defined by Property Claim Services (PCS) is $20 billion or less.  Layers 1 through 4 are 100% placed in the reinsurance market.  Layer 5 is 97.29% placed in the reinsurance market.

The Property Cat Treaty provides the Company with coverage for each occurrence during the term of the Property Cat Treaty.   Maximum coverage for all occurrences provided by a layer is stated in terms of reinstatements.  Reinstatements provide an additional full limit of coverage for an event with respect to a stated layer for consideration of premium.  The maximum amount of coverage provided the Company by a reinsurance layer for all events during the term of the contract is the stated per occurrence coverage provided by the layer, plus the original coverage provided by the layer times the number of reinstatements.  The Company is provided with two reinstatements for Layers 1 and 2.  The Company is provided with one reinstatement for Layers 3 through 5.

Pensions

Effective November 2003, the Company curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. As a result, for the six months ended June 30, 2006, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plan will be required during the current year. Management currently is evaluating formal termination of the pension plans. Termination of the plans may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the six months ended June 30, 2006, these payments totaled $0.3 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company’s Board of Directors. As of June 30, 2006, Fayez Sarofim & Co. managed $203.7 million fair value of the Company’s investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford is one of the largest wholesale insurance brokers in the country, placing nearly $2.6 billion in premium volume in their most recent fiscal year.  David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003. From 2003 to 2005, Mr. Hartoch served as a consultant to Swett & Crawford.  On April 1, 2005, Mr. Hartoch was re-appointed as acting Chairman and Chief Executive Officer of Swett & Crawford.  For the six months ended June 30, 2006, the Company, through its excess and surplus lines segment, placed insurance through Swett & Crawford totaling $18.6 million in gross written premiums.  Swett & Crawford earned $3.4 million in commissions on this business. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

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

The Company and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company's Board of Directors. As of June 30, 2006, AAM managed $858.8 million of the Company’s investments. The Company paid AAM $0.4 million for these services for the six months ended June 30, 2006. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the six months ended June 30, 2006, consolidated net cash provided by operating activities was $125.8 million, compared to $93.5 million for the same period in 2005. The increase in cash flows from operating activities in 2006 was primarily attributable to improved underwriting results, combined with increased reinsurance receipts, including $20.0 million received from Trenwick Group, Ltd., as discussed previously. Cash inflows were partially offset by tax payments of $12.2 million during the six months ended June 30, 2006, in contrast to a net tax refund of $2.5 million during the same period of 2005.

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

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. The Company received payments of $0.8 million and $1.2 million on this contract for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2006, the Company recorded a gain on the foreign currency translation of $0.2 million. For the three and six months ended June 30, 2005, the Company recorded a loss on the foreign currency translation of $0.2 million. Management is unable at this time to estimate the possible impact of future foreign currency gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poors 500. Marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders’ equity as of June 30, 2006.

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

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. During the three and six months ended June 30, 2006, the Company recorded other-than-temporary impairments of $0.5 million and $0.9 million, respectively. The Company recognized other-than-temporary impairments of $0.6 million on its investment portfolio for the three and six months ended June 30, 2005.

The Company regularly monitors the status of its investment portfolio to determine if securities in an unrealized loss position have an other-than-temporary impairment. As of June 30, 2006, the Company had gross unrealized losses of $72.0 million, of which $40.1 million were in an unrealized loss position for less than one year and $31.9 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $68.7 million of the total unrealized losses, of which $30.0 million was in an unrealized loss position for one year or greater, and was primarily due to interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other-than-temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of the Company’s investments in equity and fixed income securities as of June 30, 2006 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2005 (see “Note 3 – Unrealized Losses on Investments” in the Notes to the Consolidated Financial Statements, included in Item 1 “Consolidated Financial Statements,” for related disclosures).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting made during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis. From time to time management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, HCC Insurance Holdings, Inc. (“HCC”) converted 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock into the Company’s common stock. In July and August 2006, HCC converted an additional 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock into the Company’s common stock.

The above issuances of shares of the Company’s common stock upon conversion of the Series A Mandatory Convertible Preferred Stock were made in reliance on the exemption provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

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

August 9, 2006

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