Form 10-Q
period 2006-09-30
ARGONAUT GROUP INC
filed 2006-11-09
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 2006

Title	Outstanding

Common Stock, par value $0.10 per share	32,366,529

ARGONAUT GROUP, INC.

TABLE OF CONTENTS

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets
September 30, 2006 and December 31, 2005	3

Consolidated Statements of Income
Three and nine months ended September 30, 2006 and 2005	4

Consolidated Statements of Comprehensive Income (Loss)
Three and nine months ended September 30, 2006 and 2005	5

Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 and 2005	6

Notes to the Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	18

Item 3. Qualitative and Quantitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Investments:
Fixed maturities, at fair value (cost: 2006 - $1,977.8; 2005 - $1,698.8)	$ 1,951.2	$ 1,675.8
Equity securities, at fair value (cost: 2006 - $151.3; 2005 - $135.6)	230.7	200.7
Other long-term investments, at fair value (cost: 2006 - $21.8; 2005 - $20.6)	24.7	23.9
Short-term investments, at fair value which approximates cost	240.5	272.6
Total investments	2,447.1	2,173.0
Cash and cash equivalents	16.5	29.7
Accrued investment income	17.6	17.4
Premiums receivable	172.3	178.3
Reinsurance recoverables	548.7	558.2
Notes receivable	-	18.1
Goodwill	106.3	106.3
Current income taxes receivable, net	-	4.2
Deferred federal income tax asset, net	49.9	63.0
Deferred acquisition costs, net	86.8	88.9
Ceded unearned premiums	111.9	103.3
Other assets	57.9	64.2
Total assets	$ 3,615.0	$ 3,404.6
Liabilities:
Reserves for losses and loss adjustment expenses	$ 1,993.0	$ 1,875.4
Unearned premiums	482.7	475.8
Ceded reinsurance payable, net	56.6	47.7
Junior subordinated debentures	144.3	144.3
Current income taxes payable, net	3.6	-
Accrued underwriting expenses and other liabilities	125.7	145.3
Total liabilities	2,805.9	2,688.5
Shareholders' equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized
Series A mandatory convertible preferred stock - 1,200,000 and 2,453,310 shares
issued and outstanding at September 30, 2006 and December 31, 2005	0.1	0.2
Common stock - $0.10 par, 70,000,000 shares authorized; 32,164,991 and 30,511,604
shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	3.2	3.1
Additional paid-in capital	295.4	293.1
Retained earnings	474.4	400.7
Deferred stock compensation	-	(10.3)
Accumulated other comprehensive income, net	36.0	29.3
Total shareholders' equity	809.1	716.1
Total liabilities and shareholders' equity	$ 3,615.0	$ 3,404.6
See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Premiums and other revenue:
Earned premiums	$ 206.0	$ 180.2	$ 606.3	$ 511.2
Net investment income	27.1	21.4	76.8	60.9
Realized investment and other gains, net	9.2	0.4	12.5	1.7
Total revenue	242.3	202.0	695.6	573.8

Expenses:
Losses and loss adjustment expenses	119.1	127.1	359.9	322.8
Underwriting, acquisition and insurance expense	72.6	65.7	212.0	185.2
Interest expense	3.7	4.0	10.0	12.0
Total expenses	195.4	196.8	581.9	520.0

Income before income taxes	46.9	5.2	113.7	53.8
Provision (benefit) for income taxes	16.2	(0.2)	39.1	(1.3)
Net income	$ 30.7	$ 5.4	$ 74.6	$ 55.1

Net income per common share:
Basic	$ 0.96	$ 0.17	$ 2.35	$ 1.90
Diluted	$ 0.90	$ 0.17	$ 2.20	$ 1.76

Weighted average common shares:
Basic	31,816,973	28,511,356	31,397,050	28,092,514
Diluted	33,876,800	31,449,724	33,887,624	31,249,950

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$ 30.7	$ 5.4	$ 74.6	$ 55.1
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	50.2	(22.2)	15.2	(23.2)
Less: reclassification adjustment for gains
included in net income	(1.6)	(0.4)	(4.9)	(1.7)
Other comprehensive income (loss) before tax	48.6	(22.6)	10.3	(24.9)
Income tax provision (benefit) related to other
comprehensive income (loss)	17.1	(7.9)	3.6	(8.7)
Other comprehensive income (loss), net of tax	31.5	(14.7)	6.7	(16.2)
Comprehensive income (loss)	$ 62.2	$ (9.3)	$ 81.3	$ 38.9

See accompanying notes

ARGONAUT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 74.6	$ 55.1
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	7.8	12.4
Share-based payments expense	6.0	5.7
Excess tax benefits from share-based payment arrangements	(2.0)	-
Deferred federal income tax expense	9.6	1.8
Realized gains on investments	(4.9)	(1.7)
Gain on sale of real estate	(7.6)	-
Change in:
Accrued investment income	(0.2)	0.3
Receivables	15.5	120.1
Unearned premiums on ceded reinsurance	(8.6)	(22.2)
Reserves for losses and loss adjustment expenses	117.6	207.3
Unearned premiums	6.9	70.1
Ceded reinsurance payable	8.9	24.3
Income taxes payable	9.4	(8.3)
Deferred policy acquisition costs	2.1	(14.5)
Accrued underwriting expenses and funds held	(28.6)	(140.1)
Deferred gain, retroactive reinsurance	-	(45.1)
Other assets and liabilities, net	13.3	(17.0)
Cash provided by operating activities	219.8	248.2
Cash flows from investing activities:
Sales of fixed maturity investments	101.2	135.5
Maturities and mandatory calls of fixed maturity investments	97.1	83.3
Sales of equity securities	3.4	24.7
Purchases of fixed maturity investments	(478.6)	(432.0)
Purchases of equity securities	(18.6)	(26.9)
Change in short-term investments	32.8	(84.0)
Sale of real estate	7.7	-
Purchases of fixed assets	(3.5)	(3.2)
Payments received on real estate notes	18.1	19.6
Other, net	1.3	4.5
Cash used by investing activities	(239.1)	(278.5)
Cash flows from financing activities:
Issuance of junior subordinated debentures	-	30.9
Stock options exercised, employee stock purchase plan issuance,
and retirement of common shares (tax payments on non-vested stock)	5.2	6.5
Common stock offering expenses	(0.2)	-
Excess tax benefits from share-based payment arrangements	2.0	-
Payment of cash dividend to preferred shareholders	(0.9)	(1.7)
Cash provided by financing activities:	6.1	35.7
Change in cash	(13.2)	5.4
Cash, beginning of period	29.7	31.7
Cash, end of period	$ 16.5	$ 37.1

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

The interim financial data as of September 30, 2006 and 2005 and for the three and nine months ended September 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2006.

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

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company is currently evaluating the impact, if any, that may result from the adoption of SFAS No. 155.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Recognition of the funded status under SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with the measurement date requirement effective for fiscal years ending after December 15, 2008. The actual impact of adopting SFAS No. 158 will be dependent upon the then current fair value of plan assets and the amount of projected benefit obligation measured as of December 31, 2006. However, the Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial position or results of operations and financial condition.

Note 3 – Unrealized Losses on Investments

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2006 is presented below:

September 30, 2006	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities
U.S. Treasury securities	$ 12.3	$ -	$ 17.1	$ 0.4	$ 29.4	$ 0.4
U.S. Government agencies	30.8	0.3	191.8	5.1	222.6	5.4
Obligations of states and political
subdivisions	7.9	0.1	27.5	0.9	35.4	1.0
Corporate securities	89.9	1.0	344.7	10.7	434.6	11.7
Asset-backed securities	201.7	1.9	496.8	14.9	698.5	16.8
Foreign Government	-	-	6.4	0.3	6.4	0.3
Total fixed maturities	342.6	3.3	1,084.3	32.3	1,426.9	35.6
Equity securities
Banks, trusts and insurance companies	1.7	0.1	0.3	-	2.0	0.1
Industrial, miscellaneous and all other	17.0	1.5	16.4	1.5	33.4	3.0
Total equity securities	18.7	1.6	16.7	1.5	35.4	3.1
Total	$361.3	$ 4.9	$ 1,101.0	$ 33.8	$1,462.3	$ 38.7

The Company holds a total of 2,392 securities, of which 349 were in an unrealized loss position for less than one year and 937 were in an unrealized loss position for a period one year or greater as of September 30, 2006. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political subdivisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing interest rates. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of these investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2006.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to increased interest rates. All corporate bonds in an unrealized loss position were of investment grade as of September 30, 2006. The contractual terms of the securities do not allow the issuer to settle the securities at a price less than the amortized cost of the investment. The Company continually monitors the corporate bond portfolio and will recognize an other-than-temporary impairment on any securities which are down graded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2006.

The Company’s portfolio of asset-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases. The underlying principal portions of the securities issued by agencies of the United States government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of September 30, 2006. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of those securities. The Company believes the decline in fair value is due solely to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2006.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three and nine months ended September 30, 2006 were write downs of approximately $0.1 million and $1.1 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities. During the three and nine months ended September 30, 2005, the Company recorded other-than-temporary impairment losses of $0.2 million and $0.8 million, respectively, on its investment portfolio.

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other-than-temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. For securities in an unrealized loss position at September 30, 2006, management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at September 30, 2006 are temporary.

Note 4 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions except number of shares and per share data)	2006	2005	2006	2005
Net income	$ 30.7	$ 5.4	$ 74.6	$ 55.1
Preferred stock dividends	(0.1)	(0.5)	(0.9)	(1.7)
Income available to common shareholders	30.6	4.9	73.7	53.4
Effect of dilutive securities:
Preferred stock dividends	0.1	0.5	0.9	1.7
Income available to common shareholders
after assumed conversion	$ 30.7	$ 5.4	$ 74.6	$ 55.1

Weighted average shares-basic	31,816,973	28,511,356	31,397,050	28,092,514
Effect of dilutive securities:
Share-based payments	561,689	407,884	681,498	365,075
Convertible preferred stock	1,498,138	2,530,484	1,809,076	2,792,361
Weighted average shares-diluted	33,876,800	31,449,724	33,887,624	31,249,950
Net income per common share-basic	$ 0.96	$ 0.17	$ 2.35	$ 1.90
Net income per common share-diluted	$ 0.90	$ 0.17	$ 2.20	$ 1.76

For the three and nine months ended September 30, 2006, options to purchase 83,321 shares of common stock and 27,730 non-vested shares were excluded from the computation of diluted earnings per share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2013. For the three and nine months ended September 30, 2005, options to purchase 83,550 shares of common stock were excluded from the computation of diluted earnings per share as the options were anti-dilutive. These options expire at varying times from 2006 through 2009.

During the first quarter of 2006, a holder of $0.10 par value preferred stock converted 500,000 shares into the Company’s $0.10 par value common stock. In the third quarter of 2006, this holder converted an additional 753,310 shares. In fourth quarter of 2006, the holder converted an additional 200,000 preferred shares into common stock.

Note 5 – Commitments and Contingencies

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

Note 6 – Income Taxes

The Company’s income tax provision includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Current tax provision (benefit)	$ 13.4	$ (12.4)	$29.5	$ (3.1)
Deferred tax provision (benefit) related to:
Future tax deductions	(1.6)	18.0	(5.4)	17.7
Deferred alternative minimum tax provision	4.4	(4.8)	15.0	2.1
Valuation allowance change	-	(1.0)	-	(18.0)
Income tax expense (benefit)	$16.2	$ (0.2)	$ 39.1	$ (1.3)

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Income tax provision at statutory rates	$16.4	$ 1.8	$39.8	$ 18.8
Tax effect of:
Tax exempt interest	-	(0.1)	-	(0.1)
Dividends received deduction	(0.3)	(0.2)	(0.9)	(0.6)
Valuation allowance change	-	(1.0)	-	(18.0)
Other permanent adjustments, net	0.1	(0.7)	0.2	(0.6)
State income tax provision	-	-	-	(0.8)
Income tax expense (benefit)	$16.2	$ (0.2)	$39.1	$ (1.3)

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. At September 30, 2006, the Company had a net deferred tax asset of $49.9 million. During 2005, the Company reduced its deferred tax asset valuation allowance to zero based on management’s evaluation of the recoverability of the deferred tax asset. Management regularly evaluates the recoverability of the deferred tax asset.

Note 7 – Share-based Payments

The Company’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provides that an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. The stock awards issued under the Amended Plan may be time-vested or have performance measures which must be met in order for the awards to vest, and generally vest over a two-to-five-year period. Stock options are required to have an exercise price equal to fair market value on the date of grant and expire on the seventh-year anniversary of the grant. Options granted prior to February 2004 have a legal life of eleven years.

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

The Company also maintains an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair market value on the first day of the offering period or on the designated purchase date at the end of the offering period. For the nine months ended September 30, 2006, compensation expense recognized for the employee stock purchase plan was $0.2 million.

Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123-R requires the cash flows resulting from excess tax benefits to be classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123-R, the Company recorded $2.0 million of financing cash inflow and, conversely, $2.0 million of operating cash outflow in the Consolidated Statement of Cash Flows.

Additionally, the transition to SFAS No. 123-R requires that amounts recorded as unearned stock compensation as of December 31, 2005 be reclassified into additional paid-in capital. Upon the adoption of SFAS No. 123-R in 2006, the Company’s unearned stock-based compensation balance of $10.3 million was reclassified to additional paid-in capital.

As of September 30, 2006, the Company had 2,342,766 stock options issued and outstanding, including 1,264,890 options that were vested and exercisable. The Company also had 412,632 non-vested stock awards that were granted but not yet vested. Total share-based payment compensation expense recognized for the three months ended September 30, 2006 was $ 2.1 million ($1.4 million net of taxes), compared to $2.7 million ($1.7 million net of taxes) for the three months ended September 30, 2005. Total share-based payment compensation expense recognized for the nine months ended September 30, 2006 was $6.0 million ($3.9 million net of taxes), compared to $5.7 million ($3.7 million net of taxes) for the nine months ended September 30, 2005. As of September 30, 2006, there was $9.9 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.6 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $1.6 million.

The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company suspended dividend payments in 2003 and has not communicated any immediate plans to resume dividend payments in the near future. The following table summarizes the assumptions used by the Company for the nine months ended September 30, 2006:

Risk-free rate of return	4.52% to 4.98%
Expected dividend yield	0.00%
Expected option life (years)	4.9 to 7.0
Expected volatility	44.7% to 45.8%

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2006:

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2006	2,473,132	$19.12
Granted	252,219	$34.49
Exercised	(343,185)	$19.12
Expired or forfeited	(39,400)	$23.05
Outstanding at September 30, 2006	2,342,766	$19.81	5.5	$ 25,111,633
Exercisable at September 30, 2006	1,264,890	$18.85	5.4	$ 15,463,718

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.1 million options where the exercise price was below the quoted price at September 30, 2006. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $5.1 million. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $16.78.

For the nine months ended September 30, 2006, the Company received cash payments of $5.9 million (net of any related tax payments) related to the settlement of stock option exercises.

The following is a summary of the Company’s non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	258,703	$ 19.07
Granted	249,909	$ 35.09
Vested	(88,308)	$ 18.19
Forfeited	(7,672)	$ 27.56
Outstanding at September 30, 2006	412,632	$ 28.83

For the three and nine months ended September 30, 2005, the Company disclosed, on a pro forma basis, the effect on net income and earnings per share in accordance with the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the pro-forma effect on net income and earnings per share per the disclosure requirements of SFAS No. 123 and SFAS No. 148 in effect prior to January 1, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
(in millions, except per share amounts)
Net income, as reported	$ 5.4	$ 55.1
Add: Total deferred stock compensation expense
included in reported net income, net of taxes	1.7	3.7
Deduct: Total stock-based employee compensation determined
under fair value based methods for all awards, net of tax	(2.7)	(4.4)
Pro forma net income	$ 4.4	$ 54.4

Earnings per share
Basic - as reported	$0.17	$ 1.90
Basic - pro forma	$0.14	$ 1.88

Diluted - as reported	$0.17	$ 1.76
Diluted - pro forma	$0.14	$ 1.74

Note 8 - Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $64.9 million and $52.2 million as of September 30, 2006 and 2005, respectively:

	Nine Months Ended
	September 30,
(in millions)	2006	2005

Net reserves - beginning of year	$1,394.8	$1,060.8
Change in net reserves ceded under retroactive reinsurance contracts	-	175.7

Add:
Loss and LAE incurred during calendar year, net of reinsurance:
Current accident year	376.2	329.8
Prior accident years	(16.3)	(7.0)
Loss and LAE incurred during current calendar year, net of reinsurance	359.9	322.8

Deduct:
Loss and LAE payments made during current calendar year, net of reinsurance:
Current accident year	65.3	48.9
Prior accident years	180.2	157.2
Loss and LAE payments made during current calendar year, net of reinsurance:	245.5	206.1
Net reserves, end of period	1,509.2	1,353.2

Add:
Reinsurance recoverable on unpaid losses & LAE, end of period	483.8	461.6
Gross reserves - end of period	$1,993.0	$1,814.8

Included in loss and LAE for the nine months ended September 30, 2006 was $16.3 million in favorable development comprised of the following: (1) $5.6 million of favorable development in excess and surplus lines primarily driven by lower property losses; (2) $3.6 million of select markets reduced prior accident year losses attributable to all lines as emergence of incurred and paid losses, as well as settlements of some large dollar claims, have been favorable compared to expectations; (3) $3.8 million of reduced public entity losses primarily in liability lines as the Company’s experience has continued to show better results than originally estimated, which were partially based on industry factors; (4) $4.0 million of lower risk management losses due to lower commercial auto liability losses and favorable involuntary pool assessments; (5) $0.7 million of unfavorable development in the run off segment primarily driven by increased general liability asbestos losses of $3.0 million and unallocated loss adjustment expense reserve increases of $4.7 million, partially offset by $7.0 million of lower medical malpractice losses as a result of favorable claim closings. For the nine months ended September 30, 2005, there was $7.0 million of favorable development on prior accident years was comprised of the following: (1) $8.7 million of favorable development related to the commutation of the adverse development cover contract on September 15, 2005; (2) $12.7 million of favorable development primarily related to accident years 2001 through 2004; (3) $4.3 million in adverse development in the run-off segment; and, (4) $10.0 million reduction in reinsurance receivable balances related to the potential commutation of the underlying reinsurance agreements.

During the nine months ended September 30, 2006, the Company strengthened its current accident year loss and loss adjustment expense by approximately $13.6 million, due to higher than anticipated property losses, primarily related to the storms that impacted the Midwest during March 2006, and higher than anticipated fire losses.  The reserve strengthening consisted of $10.2 million in the excess and surplus lines segment, $1.0 million in the public entity segment and $2.4 million in the select markets segment.

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

Note 9 – Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into four operating segments: excess and surplus lines, select markets, public entity and risk management. Additionally, the Company has liabilities associated with policies written in the 1970s and into the 1980s, and classifies the results as run-off for purposes of segment reporting. The Company considers many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and the regulatory environment in determining how to aggregate operating segments.

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

Revenues and income before taxes for each segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Revenues:
Earned premiums
Excess & surplus lines	$133.5	$ 98.5	$ 387.8	$262.4
Select markets	55.4	46.5	161.2	140.9
Public entity	13.8	13.2	39.6	45.7
Risk management	3.3	22.0	17.7	62.2
Run-off lines	-	-	-	-
Total earned premiums	206.0	180.2	606.3	511.2
Net investment income
Excess & surplus lines	11.7	7.8	31.5	21.2
Select markets	4.7	3.6	12.7	10.4
Public entity	1.0	1.2	3.2	3.5
Risk management	8.2	8.3	24.8	24.1
Run-off lines	-	-	-	-
Corporate & other	1.5	0.5	4.6	1.7
Total net investment income	27.1	21.4	76.8	60.9
Realized investment gains, net	9.2	0.4	12.5	1.7
Total revenue	$242.3	$202.0	$ 695.6	$573.8
Income (loss) before income tax
Excess & surplus lines	$ 26.3	$ 6.3	$ 66.6	$ 36.1
Select markets	12.1	7.1	25.4	19.1
Public entity	2.2	1.5	9.0	5.5
Risk management	4.6	(1.4)	18.0	12.9
Run-off lines	(0.7)	(6.3)	(0.7)	(6.3)
Total segment income before taxes	44.5	7.2	118.3	67.3
Corporate & other	(6.8)	(2.4)	(17.1)	(15.2)
Net realized investment gains	9.2	0.4	12.5	1.7
Total income before income tax	$ 46.9	$ 5.2	$ 113.7	$53.8

Identifiable assets for each segment were as follows:

	September 30,	December 31,
(in millions)	2006	2005

Excess & surplus lines	$ 1,647.9	$ 1,356.2
Select markets	708.7	650.6
Public entity	149.5	153.1
Risk management	1,067.3	1,138.8
Run-off lines	-	-
Corporate & other	41.6	105.9
Total	$ 3,615.0	$ 3,404.6

Note 10 –Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Commissions	$36.9	$34.9	$ 100.1	$92.2
General expenses	34.6	34.7	96.1	91.2
State assessments	1.7	1.7	4.8	6.0
Taxes, licenses and bureau fees	2.6	3.9	8.9	10.3
	75.8	75.2	209.9	199.7
Amortization (deferral) of policy acquisition costs	(3.2)	(9.5)	2.1	(14.5)

Total underwriting, acquisition and insurance expense	$72.6	$65.7	$212.0	$185.2

Note 11 – Supplemental Cash Flows Information

Income taxes. The Company paid income taxes of $20.2 million during the nine months ended September 30, 2006. The Company paid income taxes of $12.1 million and received a tax refund in the amount of $9.1 million during the nine months ended September 30, 2005.

Interest paid. The Company paid interest on the junior subordinated debentures of $9.2 million and $5.8 million during the nine months ended September 30, 2006, and 2005, respectively.

Tax benefits. Prior to adoption of SFAS No. 123-R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123-R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Note 12 – Restructuring

In the third quarter of 2005, the Company sold a substantial portion of its risk management business through a renewal rights transaction. As a result of the sale, Argonaut Insurance Company reduced its workforce by five employees and closed two offices during the nine months ended September 30, 2006. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, termination benefits for these employees of $0.1 million were expensed during this period. Exit costs related to the closing of the offices were not material. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expense line item in the accompanying Consolidated Statements of Income.

Argonaut Insurance Company anticipates further reduction in its workforce of nine employees in the fourth quarter of 2006, with additional termination benefits estimated to be $0.2 million. All additional costs associated with this restructuring plan will be expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated results of financial condition and operations of Argonaut Group, Inc. and its subsidiaries (collectively, “Argonaut Group” or the “Company”) for the three and nine months ended September 30, 2006 and 2005. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 that the Company filed with the Securities and Exchange Commission on March 15, 2006.

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

Results of operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$ 307.3	$303.9	$ 835.4	$775.5

Earned premiums	$206.0	$180.2	$606.3	$511.2
Net investment income	27.1	21.4	76.8	60.9
Realized investment and other gains, net	9.2	0.4	12.5	1.7
Total revenue	$242.3	$ 202.0	$695.6	$ 573.8

Income before taxes	46.9	5.2	113.7	53.8
Provision (benefit) for income taxes	16.2	(0.2)	39.1	(1.3)
Net income	$30.7	$ 5.4	$74.6	$55.1

Loss ratio	57.9%	70.5%	59.3%	63.2%
Expense ratio	35.2%	36.5%	35.0%	36.2%
Combined ratio	93.1%	107.0%	94.3%	99.4%

Gross written premiums from new business were $130.2 million for the three months ended September 30, 2006 compared to $142.3 million for the same period ended 2005. Excess and surplus lines gross written premiums from new business declined $17.4 million for the three months ended September 30, 2006 as compared to 2005 due to 2005 including a higher volume of premiums related to a renewal rights acquisition which was effective in April 2005. Additionally, gross written premiums from new business decreased $3.1 million in the risk management segment due to the sale of the renewal rights to a majority of the business that comprised this segment during September 2005. Partially offsetting these decreases was a $7.9 million increase in gross written premiums from new business for the public entity segment for the three months ended September 30, 2006 as compared to 2005.

Gross written premiums from new business were $383.0 million for the nine months ended September 30, 2006 compared to $333.6 million for the same period ended 2005. Excess and surplus lines gross written premiums from new business increased $59.7 million in 2006 as compared to 2005 primarily due to growth within Argonaut Specialty (a new distribution platform within the excess and surplus lines segment) of $39.9 million. Public entity gross written premiums increased $10.3 million in 2006 as compared to 2005 due to growth. Partially offsetting these increases was a decline in gross written premiums for the select market segment due to the planned reduction in small commercial workers’ compensation policies and increased competition. Additionally, gross written premiums for the risk management segment declined $18.0 million due to the sale of the renewal rights to a majority of the business that comprised this segment during September 2005.

Gross written premiums from renewal business increased to $156.4 million for the three months ended September 30, 2006 as compared to $150.9 million for the same period in 2005. The increase was primarily due to a $21.8 million increase in renewal premium within the excess and surplus lines segment due to a higher base of expiring policies available for renewal. Partially offsetting this increase was a reduction in the renewal premiums for the risk management segment due to the sale of the renewal rights that comprised this segment during September 2005. Gross written premiums from renewal business decreased from $411.2 million for the nine months ended September 2005 to $401.0 million for the same period ended 2006. The decrease was primarily attributable to a $53.5 million reduction in renewal premiums for the risk management segment partially offset by increases in the remaining segments due to a higher base of expiring policies available for renewal.

Gross written premiums for the three and nine months ended September 30, 2006 include $20.5 million and $55.3 million, respectively, for premiums written and assumed under various reinsurance agreements. Gross written premiums under these agreements were $13.4 million and $38.3 million for the same periods in 2005. Reducing the gross written premiums for the three and nine months ended September 30, 2006 were cancellations and endorsements of $0.1 million and $4.1 million, respectively, compared to $2.7 million and $7.6 million for the same periods in 2005.

The increase in earned premiums for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily attributable to increased premium writings in the fourth quarter of 2005 and continuing into the first quarter of 2006 as discussed above. Earned premiums for the three and nine months ended September 30, 2005 was reduced by $5.5 million due to reinstatement premiums under the Company’s catastrophe reinsurance program.

The increase in consolidated net investment income for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was due to higher invested assets resulting from the investment of positive cash flows from operations combined with proceeds from various capital raising initiatives during the second half of 2005, along with higher investment yields. Consolidated invested assets totaled $2,447.1 million and $2,053.7 million at September 30, 2006 and 2005, respectively.

The Company manages its investment portfolio to satisfy liquidity needs relative to claims payments and to maximize the total return of the portfolio. Realized investment and other gains for the three and nine months ended September 30, 2006 were $9.2 million and $12.5 million, respectively, compared to $0.4 million and $1.7 million for the same periods in 2005. Included in realized gains for the three and nine months ended September 30, 2006 was a realized gain of $7.6 million from the sale of a real estate holding. The Company regularly evaluates its investment portfolio for indications of other than temporary impairments to its holdings. If individual securities are determined to have an other than temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized gains for the three and nine months ended September 30, 2006 were write downs of $0.1 million and $1.1 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities, compared to $0.2 million and $0.8 million for the same periods in 2005.

Consolidated losses and loss adjustment expenses were $119.1 million and $359.9 million for the three and nine months ended September 30, 2006, respectively, compared to $127.1 million and $322.8 million for the same periods in 2005. The consolidated loss ratios were 57.9% and 59.3% for the three and nine months ended September 30, 2006, respectively, compared to 70.5% and 63.2% for the three and nine months ended September 30, 2005 respectively. Losses and loss adjustment expenses were reduced by $7.7 million and $17.0 million for the three and nine months ended September 30, 2006, respectively due to the recognition of favorable development on prior accident years across all segments, partially offset by $0.7 million of net adverse development for the run-off lines. Property losses for the 2006 accident year, across the Company’s continuing segments, have exceeded expectations. As a result the Company increased property loss and loss adjustment expenses by $5.6 million and $13.6 million for the three and nine months ended September 30, 2006, respectively. The majority of these losses was incurred in the excess and surplus segment and were the result of storms in the first quarter of 2006 and fire losses. Included in the losses for the three months ended September 30, 2005 were $9.2 million resulting from the hurricane activity during the period.

Consolidated underwriting, insurance and acquisition expenses were $72.6 million and $212.0 million for the three and nine months ended September 30, 2006, compared to $65.7 million and $185.2 million for the same periods in 2005. The consolidated expense ratios were 35.2% and 36.5% for the three months ended September 30, 2006 and 2005, respectively. The consolidated expense ratios were 35.0% and 36.2% for the nine months ended September 30, 2006 and 2005, respectively. The decrease expense ratios in 2006 as compared to 2005 were primarily due to lower fixed expenses primarily within the public entity and risk management segments.

Consolidated interest expense was $3.7 million and $10.0 million for the three and nine months ended September 30, 2006, respectively, compared to $4.0 million and $12.0 million for the same periods in 2005. Interest expense of approximately $1.6 million and $5.5 million for the three and nine months ended September 30, 2005, respectively, was incurred by the Company for funds withheld by the Company under an adverse development cover reinsurance contract, which was commuted effective September 15, 2005. Additionally, for the three and nine months ended September 30, 2005, the Company incurred approximately $2.2 million and $6.0 million, respectively, of interest expense related to junior subordinated debentures compared to the $3.7 million and $10.0 million in interest expense for the three and nine months ended September 30, 2006 for these debentures. The increase in the interest expense was due to increased interest rates, coupled with the issuance of an additional $30.9 million in junior subordinated debentures effective September 15, 2005.

The consolidated income tax provision was $16.2 million and $39.1 million for the three and nine months ended September 30, 2006, respectively. The consolidated income tax benefit was $0.2 million and $1.3 million for the three and nine months ended September 30, 2005, respectively, and included a reduction of the deferred tax asset valuation allowance of $1.0 million and $18.0 million, respectively. During 2005, the Company reduced its deferred tax asset valuation allowance to zero based on management’s determination that the deferred tax asset would be recovered in full. The income tax benefit recorded in 2005 was the result of the Company reducing its accrued tax liabilities by $1.3 million due to favorable resolution of certain California state income tax issues.

Segment results

As of September 30, 2006, the Company’s operations include four operating segments: excess and surplus lines, select markets, public entity and risk management. Additionally, the Company has one run-off segment for products it no longer underwrites. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains and losses from segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with GAAP as a measure of profitability, management utilizes this measure of profit (loss) to focus its segments on generating operating income which excludes realized gains and losses on sales of investments.

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

Excess and Surplus Lines. The following table summarizes the excess and surplus lines results of operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$193.3	$184.1	$ 551.1	$441.8

Earned premiums	133.5	98.5	387.8	262.4
Losses and loss adjustment expenses	76.7	69.2	231.7	166.1
Underwriting expense	42.2	30.8	121.0	81.4
Underwriting income (loss)	14.6	(1.5)	35.1	14.9

Investment income, net	11.7	7.8	31.5	21.2
Income before taxes	$26.3	$6.3	$66.6	$36.1

Loss ratio	57.5%	70.3%	59.8%	63.3%
Expense ratio	31.6%	31.3%	31.2%	31.0%
Combined ratio	89.1%	101.6%	91.0%	94.3%

The increase in gross written premiums for the three and nine months ended September 30, 2006 as compared to 2005 was the result of continued growth, development and integration of the business acquired through the renewal rights acquisition (effective April 2005) and growth within Argonaut Specialty, which began operations in May 2005. Gross written premiums from new business for the excess and surplus lines segment were $107.6 million and $329.7 million for the three and nine months ended September 30, 2006, respectively, compared to $125.0 million and $270.0 million for the same periods in 2005. Argonaut Specialty contributed $23.9 million and $80.0 million in new business for the three and nine months ended September 30, 2006, respectively, compared to $28.2 million and $40.0 million for the same periods ended 2005.

Gross written premiums from renewal business for the segment were $82.6 million and $219.7 million for the three and nine months ended September 30, 2006, with Argonaut Specialty contributing $14.3 million and $22.4 million, respectively. Gross written premiums from renewal business were $60.8 million and $178.1 million for the three and nine months ended September 30, 2005, respectively. Argonaut Specialty did not write renewal premiums in 2005. A larger base of expiring premiums, including the maturity of policies originally written under the renewal rights acquisition, was the primary driver for the increase in renewal premiums in 2006.

Included in gross written premiums for the three and nine months ended September 30, 2006 was $2.9 million and $5.2 million, respectively for premiums assumed under a reinsurance agreement, effective in January 2006. Gross written premiums were offset by cancellations and endorsements of approximately $0 million and $3.6 million for the three and nine months ended September 30, 2006, respectively, compared to $1.8 million and $6.3 million for the same periods in 2005.

The increase in earned premiums was primarily attributable to the increase in gross written premiums discussed above. Earned premiums for the three and nine months ended September 30, 2005 were reduced by $3.2 million due to reinsurance reinstatement premiums recorded on the 2005 hurricane activity.

The excess and surplus lines segment’s loss ratios for the three month periods ended September 30, 2006 and 2005 were 57.5% and 70.3%, respectively. Included in losses and loss adjustment expenses for the three months ended September 30, 2006 was $4.6 million of reserve increases due to higher than expected property losses for the current accident year due to higher than anticipated fire losses. Partially offsetting these losses was favorable development on prior accident years of $4.2 million for the three months ended September 30, 2006. The favorable development was for the 2004 and 2005 accident years primarily within the property lines. Included in losses and loss adjustment expenses for the three months ended September 30, 2005 was $8.5 million in catastrophe losses resulting from the hurricanes that made landfall during the quarter. Partially offsetting these losses was favorable development on the 2004 hurricanes losses of $1.5 million for the three months ended September 30, 2005.

The excess and surplus lines segment’s loss ratios for the nine month periods ended September 30, 2006 and 2005 were 59.8% and 63.3%, respectively. Included in losses and loss adjustment expense for the nine months ended September 30, 2006 was $10.2 million of reserve increases due to higher than expected property losses for the current accident year, primarily related to the storms that impacted the Midwest during March 2006, and higher than anticipated fire losses. Partially offsetting these losses was favorable development on prior accident years of $5.6 million for the nine months ended September 30, 2006, primarily attributable to the 2004 and 2005 accident years for the property lines. Included in losses and loss adjustment expenses for the nine months ended September 30, 2005 was catastrophe losses for the 2005 hurricanes of $8.5 million, partially offset by favorable development on prior accident years of $6.0 million. Loss reserves for the excess and surplus lines segment were $848.6 million and $619.5 million as of September 30, 2006 and 2005, respectively.

The expense ratios for the three and nine months ended September 30, 2006 were 31.6% and 31.2%, respectively, compared to 31.3% and 31.0% for the same periods in 2005. The slight increase in the expense ratio was due primarily to an increase in admitted business (due to the renewal rights acquisition), which typically has higher acquisition costs than non-admitted business, in 2006 as compared to 2005.

The increase in net investment income was the result of higher invested assets due to positive cash flows, combined with capital contributions during the second quarter of 2006 and increasing investment yields. Net invested assets were $1,055.8 million as of September 30, 2006, compared to $804.1 million at September 30, 2005.

Select Markets. The following table summarizes the select markets results of operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$78.0	$72.3	$223.1	$204.7

Earned premiums	55.4	46.5	161.2	140.9
Losses and loss adjustment expenses	31.9	30.9	101.8	92.3
Underwriting expense	16.1	12.1	46.7	39.9
Underwriting income	7.4	3.5	12.7	8.7
Investment income, net	4.7	3.6	12.7	10.4
Income before taxes	$ 12.1	$ 7.1	$ 25.4	$19.1

Loss ratio	57.7%	66.5%	63.2%	65.5%
Expense ratio	29.2%	26.1%	29.0%	28.3%
Combined ratio	86.9%	92.6%	92.2%	93.8%

Gross written premiums from new business were $12.3 million for the three months ended September 30, 2006 compared to $11.8 million for the same period in 2005. The increase in gross written premiums from new business was the result of growth within the independent grocers’ product line. Gross written premiums from new business were $37.1 million for the nine months ended September 30, 2006 compared to $39.7 million for the same period ended 2005. This decline was attributable primarily to a planned shift from small commercial workers’ compensation accounts to large deductible accounts within the Company’s specialty workers’ compensation product line, as well as increased competition.

Gross written premiums from renewal business were $49.9 million and $137.1 million for the three and nine months ended September 30, 2006, respectively, compared to $48.2 million and $130.5 for the same periods in 2005. The increase in renewal premiums was primarily the result of additional business inforce subject to renewal in 2006. Gross written premiums resulting from various reinsurance agreements were $15.8 million and $48.9 million for the three and nine months ended September 30, 2006, respectively, compared to $12.3 million and $34.5 million for the same periods in 2005.

The increase in earned premiums for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily attributable to increased premium writings in the second half of 2005 and continuing into 2006.

Losses and loss adjustment expenses for three and nine months ended September 30, 2006 resulted in a loss ratio of 57.7% and 63.2%, respectively, compared to 66.5% and 65.5%, respectively, for the same period in 2005. Included in losses and loss adjustment expenses was favorable development on prior accident years of $2.0 million and $3.6 million for the three and nine months ended September 30, 2006, respectively attributable to all lines as emergence of incurred and paid losses, as well as settlements of some large dollar claims, have been favorable compared to expectations. Included in losses and loss adjustment expenses for the nine months ended September 30, 2006 was $2.4 million of reserve increases due to higher than expected property losses for the current accident year. These losses were attributable to the spring storms that impacted the Midwest during March 2006. Losses and loss adjustment expenses included unfavorable development on prior accident years of $1.0 million and $0.2 million for the three and nine months ended September 30, 2005, respectively. Included in losses and loss adjustment expenses for the three and nine months ended September 30, 2005 was $0.6 million in catastrophe losses resulting from the hurricanes that made landfall during the quarter. The loss reserves for the select markets segment were $343.1 million and $302.8 million as of September 30, 2006 and 2005, respectively.

The expense ratios for the select markets segment were 29.2% and 29.0% for the three and nine months ended September 30, 2006, respectively, compared to 26.1% and 28.3% for the same periods ended in 2005. The increase in the expense ratio in 2006 as compared to 2005 was primarily attributable to a reduction in the ceding commission received by the Company for the state fund business.

The increase in investment income for the three and nine months ended September 30, 2006, as compared to the same period in 2005, was primarily the result of an increase in invested assets due to positive cash flows, coupled with increased investment yields. Invested assets were $394.7 million as of September 30, 2006, compared to $334.6 million as of September 30, 2005.

Public Entity. The following table summarizes the public entity segment results of operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$34.3	$26.8	$60.5	$ 55.0

Earned premiums	13.8	13.2	39.6	45.7
Losses and loss adjustment expenses	8.1	8.2	20.5	27.7
Underwriting expense	4.5	4.7	13.3	16.0
Underwriting income	1.2	0.3	5.8	2.0

Investment income, net	1.0	1.2	3.2	3.5
Income before taxes	$ 2.2	$ 1.5	$ 9.0	$ 5.5

Loss ratio	58.5%	61.7%	51.7%	60.6%
Expense ratio	31.9%	35.5%	33.5%	35.0%
Combined ratio	90.4%	97.2%	85.2%	95.6%

The increase in gross written premiums for the three and nine months ended September 30, 2006 as compared to 2005 was primarily the result of more new business written in 2006 than in 2005. During the three and nine months ended September 30, 2006, the public entity segment’s new business was $10.2 million and $16.2 million, respectively, compared to $2.3 million and $5.9 million, respectively, for the same period in 2005. The increase in new business for the three and nine months ended September 30, 2006 as compared to 2005 was a result of both expansion into new states as well as an increase in business from select agents. Additionally, during the three and nine months ended September 30, 2006, the segment wrote renewal business of approximately $24.0 million and $44.2 million, respectively, compared to $24.5 million and $49.1 million, respectively, for the same periods in 2005. Premium volume for the public entity sector tends to be seasonal, with the bulk of premiums being written in the period from July through October, corresponding with the insureds’ fiscal year ends. The increase in earned premiums for the three months ended September 30, 2006 as compared to the same period in 2005 is due to an increase in premium writings in 2006. The decrease in earned premiums for the nine months ended September 30, 2006, as compared to the same periods in 2005 was primarily attributable to the decline in premium written during 2005.

Losses and loss adjustment expenses for three and nine months ended September 30, 2006 resulted in a loss ratio of 58.5% and 51.7%, respectively, compared to 61.7% and 60.6%, respectively, for the same period in 2005. The decrease in the loss ratio was attributable primarily to $1.1 million and $3.8 million of favorable loss reserve development related to prior accident years for the three and nine months ended September 30, 2006. This favorable development was primarily in liability lines as the Company’s experience has continued to show better results than originally estimated, which were partially based on industry factors. Partially offsetting the favorable development was an increase to the property loss reserves for the current accident year of $1.0 million due to September storm activity. Loss reserves for the public entity segment were $68.3 million and $82.8 million as of September 30, 2006 and 2005, respectively.

The expense ratios for the three and nine months ended September 30, 2006 were 31.9% and 33.5%, respectively, compared to 35.5% and 35.0%, respectively, for the same periods in 2005. The decrease in the expense ratios from 2005 to 2006 was primarily related to a reduction in acquisition and administrative expenses during 2006.

The decrease in investment income for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, was primarily the result of an decrease in the average invested assets during the periods.

Risk Management. As previously disclosed in the third quarter of 2005, renewal rights to a majority of the business that comprised the risk management segment were sold to XL America, Inc. The risk management segment has not written any new or renewal policies since the sale of the renewal rights. The following table summarizes the results of operations for the risk management segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005

Gross written premiums	$1.7	$ 20.7	$ 0.7	$ 74.0

Earned premiums	3.3	22.0	17.7	62.2
Losses and loss adjustment expenses	1.7	20.0	5.2	39.0
Underwriting expense	5.2	11.7	19.3	34.4
Underwriting loss	(3.6)	(9.7)	(6.8)	(11.2)

Investment income, net	8.2	8.3	24.8	24.2
Income (loss) before taxes	$ 4.6	$ (1.4)	$ 18.0	$ 13.0

Loss ratio	51.6%	91.0%	29.2%	62.8%
Expense ratio	156.2%	52.8%	108.7%	55.3%
Combined ratio	207.8%	143.8%	137.9%	118.1%

The decrease in gross written premiums for the three and nine months ended September 30, 2006 as compared to 2005 was due to the renewal rights sale in the third quarter of 2005. Gross written premiums for the three and nine months ended September 30, 2006 was comprised of $1.7 million and $0.7 million, respectively, in premium adjustments on policies issued prior to the renewal rights sale. For the three months ended September 30, 2005, gross written premiums included $3.0 million from new business, $17.3 million from renewal business and $0.4 million in premiums assumed under reinsurance agreements.

Losses and loss adjustment expenses for the three and nine months ended September 30, 2006 resulted in loss ratios of 51.6% and 29.2%, respectively, compared to 91.0% and 62.8%, respectively, for the same periods in 2005. The decrease in the loss ratio was attributable primarily to a net $0.4 million and $4.0 million reduction in prior accident year loss reserves for the three and nine months ended September 30, 2006, respectively. Third quarter losses for 2005 includes an $8.0 million increase to the allowance for doubtful accounts related to certain reinsurance treaties from prior accident years, which added approximately 33.6 points to the quarterly loss ratio. Year to date prior accident year loss expense was $2.7 million for 2005 which added 4.1 points to the loss ratio, comprised of the $8.0 million increase offset by $2.0 million favorable development primarily related to the 2001 through 2004 years, and $3.3 million favorable development for involuntary pool losses. Loss reserves for the risk management segment were $540.3 million and $594.4 million as of September 30, 2006 and 2005, respectively.

The expense ratios for the three and nine months ended September 30, 2006 were 156.2% and 108.7%, respectively, compared to 52.8% and 55.3%, respectively, for the same periods in 2005. The increase in the expense ratio was due primarily to the decrease in earned premiums following the sale of renewal rights, as discussed previously.

The decrease in investment income for the three months ended September 30, 2006 as compared to 2005 was primarily attributable to a higher concentration of short-term investments in 2006 as compared to 2005, resulting in lower yields. The increase in investment income for the nine months ended September 30, 2006, as compared to the same period in 2005, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $785.9 million as of September 30, 2006, compared to $710.2 million as of September 30, 2005.

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

	September 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Environmental and asbestos:
Loss reserves, beginning of the period	$164.6	$154.3	$176.4	$161.9
Incurred losses	10.9	7.7	4.1	6.2
Losses paid	10.8	9.4	9.5	7.9
Loss reserves - environmental and
asbestos, end of the period	164.7	152.6	171.0	160.2
Other run-off lines	28.1	19.7	39.0	30.4
Total reserves - run-off lines	$192.8	$172.3	$210.0	$190.6

For the three and nine months ended September 30, 2006, the run-off line reported a segment loss of $0.7 million, compared to $6.3 million for the same periods in 2005. The Company regularly monitors the activity of claims within the run-off lines, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis. The Company completed the 2006 analysis during the three months ended September 30, 2006. As a result of this study, the Company increased reserves $3.0 million. The Company also increased its unallocated loss adjustment expense reserves by $4.7 million based on this analysis. Partially offsetting these increases was a reduction to the medical malpractice reserves (within “other run-off lines” in the table above) of $7.0 million. During the nine months ended September 30, 2006, the last two open traditional medical malpractice claims were closed.  Only one potential class action suit is still open, and management believes that current reserves adequately represent the Company’s total liability. The Company is beyond the statutes of limitations for filing new medical malpractice claims in all jurisdictions. For the three and nine months ended September 30, 2005, the Company recorded an additional $0.2 million in reserves and an additional $4.1 million in unallocated loss adjustment expense reserves. Additionally, losses and loss adjustment expense for the three and nine months ended September 30, 2005 include a $2.0 million increase to the allowance for doubtful accounts related to certain reinsurance treaties from prior accident years.

In the opinion of management, the Company’s reserves for the run-off lines represent the best estimates of its ultimate liabilities based on currently known facts and trends, current laws, current technology and assumptions considered reasonable where specific facts are not known. However, as management regularly monitors and evaluates the activity of these claims, adjustments to the reserves may be recorded outside of the annual review period. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

Reinsurance

During the fourth quarter of 2006, certain of the company’s reinsurance contracts expired and as part of the renewal process, the Company evaluated net retentions of business covered under these reinsurance contracts.  At October 1, 2006, the Company increased net retentions in several product lines.  Net retentions for certain casualty product lines within the excess and surplus lines segment increased to $850,000.  In the select market and public entity segments, net retentions for certain casualty product lines increased to $1.0 million per claim.  Additionally, net retentions on certain property product lines within the excess and surplus lines segment increased to approximately $650,000 on a per risk basis.

Pensions

Effective November 2003, the Company curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date. As a result, for the nine months ended September 30, 2006, the Company did not incur pension related expenses. The Company does not believe that any significant funding of the pension plan will be required during the current year. Management currently is evaluating formal termination of the pension plans. Termination of the plans may result in additional expense being incurred by the Company. However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage a portion of its investment portfolio, for which an investment advisory fee is calculated and payable quarterly based upon the fair market value of the assets under management. For the nine months ended September 30, 2006, these payments totaled $0.4 million. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim is the majority shareholder. Mr. Sarofim is a member of the Company’s Board of Directors. As of September 30, 2006, Fayez Sarofim & Co. managed $242.0 million fair value of the Company’s investments. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford is one of the largest wholesale insurance brokers in the country, placing nearly $2.6 billion in premium volume in their most recent fiscal year.  David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003. From 2003 to 2005, Mr. Hartoch served as a consultant to Swett & Crawford.  On April 1, 2005, Mr. Hartoch was re-appointed as acting Chairman and Chief Executive Officer of Swett & Crawford.  For the nine months ended September 30, 2006, the Company, through its excess and surplus lines segment, placed insurance through Swett & Crawford totaling $26.4 million in gross written premiums.  Swett & Crawford earned $4.8 million in commissions on this business. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

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

The Company and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company's Board of Directors. As of September 30, 2006, AAM managed $889.2 million of the Company’s investments. The Company paid AAM $0.5 million for these services for the nine months ended September 30, 2006. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the nine months ended September 30, 2006, consolidated net cash provided by operating activities was $219.8 million, compared to $245.0 million for the same period in 2005. The decrease in cash flows from operating activities in 2006 was primarily attributable to tax payments of $20.2 million during the nine months ended September 30, 2006, compared to net payments of $3.0 million during the same period of 2005. Additionally, interest payment on the junior subordinate debentures increased from $5.8 million for the nine months ended September 30, 2005 to $9.8 million for the same period ended 2006.

The Company held an $18.1 million real estate note receivable as of March 31, 2006 that was paid in full on May 1, 2006. Additionally, the Company sold a real estate holding for $8.0 million in cash during September 2006.

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

The Company has an exposure to foreign currency risks in conjunction with the reinsurance agreement with HCC and investments in foreign securities. Accounts under the International Directors and Officers Liability Quota Share program may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains or losses related to the exchange rates. The Company received payments of $1.0 million and $2.2 million on this contract for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2006, the Company recorded a gain on the foreign currency translation of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2005, the Company recorded a loss on the foreign currency translation of $0.1 million. Management is unable at this time to estimate the possible impact of future foreign currency gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poors 500. Marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10%

of shareholders’ equity as of September 30, 2006.

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

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. During the three and nine months ended September 30, 2006, the Company recorded other-than-temporary impairments of $0.1 million and $1.1 million, respectively. During the three and nine months ended September 30, 2005, the Company recorded other than temporary impairments of $0.2 million and $0.8 million, respectively.

The Company regularly monitors the status of its investment portfolio to determine if securities in an unrealized loss position have an other-than-temporary impairment. As of September 30, 2006, the Company had gross unrealized losses of $38.7 million, of which $4.9 million were in an unrealized loss position for less than one year and $33.8 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $35.6 million of the total unrealized losses, of which $32.3 million was in an unrealized loss position for one year or greater, and was primarily due to interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other-than-temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of the Company’s investments in equity and fixed income securities as of September 30, 2006 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2005 (see “Note 3 – Unrealized Losses on Investments” in the Notes to the Consolidated Financial Statements, included in Item 1 “Consolidated Financial Statements,” for related disclosures).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting made during the three months ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting on an ongoing basis. From time to time management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, HCC Insurance Holdings, Inc. (“HCC”) converted 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock into the Company’s common stock. In the third quarter of 2006, HCC converted an additional 753,310 shares of the Company’s Series A Mandatory Convertible Preferred Stock into the Company’s common stock. In the fourth quarter of 2006, an additional 200,000 shares of preferred stock was converted into the Company’s common stock.

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

Argonaut Group, Inc.

(Registrant)

/s/ Mark E. Watson III

Mark E. Watson III

Chief Executive Officer and President

(principal executive officer)

/s/ Mark W. Haushill

Mark W. Haushill

Chief Financial Officer and Senior Vice President

(principal financial and accounting officer)

/s/ Byron L. LeFlore, Jr.

Byron L. LeFlore, Jr.

General Counsel and Senior Vice President

November 9, 2006

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