Form 10-K
period 2006-12-31
ARGONAUT GROUP INC
filed 2007-03-01
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-14950

Argonaut Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4057601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10101 Reunion Place, Suite 500 San Antonio, Texas	78216
(Address of principal executive offices)	(Zip code)

(210) 321-8400

(Registrant’s telephone number including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Security	Name of Each Exchange on Which Registered
Common Stock, par value of $0.10 per share	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

None

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

As of June 30, 2006, the aggregate market value of the common stock held by nonaffiliates was approximately $905.1 million.

As of February 22, 2007, the Registrant had 33,013,096 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Excerpts from Argonaut Group, Inc.’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007

Argonaut Group, I nc.

Annual Report on Form 10-K

For the Year Ended December 31, 2006

PART I

			Page

Item	1.	Business	3
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	22
Item	2.	Properties	22
Item	3.	Legal Proceedings	22
Item	4.	Submission of Matters to a Vote of Security Holders	22

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item	6.	Selected Financial Data	24
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item	8.	Financial Statements and Supplementary Data	53
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item	9A.	Controls and Procedures	53
Item	9B.	Other Information	54

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	55
Item	11.	Executive Compensation	55
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
Item	13.	Certain Relationships and Related Transactions and Director Independence	55
Item	14.	Principal Accounting Fees and Services	56

PART IV

Item	15.	Exhibits, Financial Statement Schedules	56

Forward Looking Statements

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and are made pursuant to the safe harbor provisions of that act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “potential”, “continued”, “may”, “will”, “should”, “seeks”, “approximately”, “predicts”, “intends”, “plans”, “estimates”, “anticipates” or the negative version of those words or other comparable words. The forward-looking statements are based on the current expectations of Argonaut Group, Inc. and its beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties including but not limited to:

•	changes in the pricing environment including those due to the cyclical nature of the insurance industry;

•	increased competition;

•	the adequacy of our projected loss reserves including;

•	development of claims that varies from that which was expected when our loss reserves were established;

•	adverse legal rulings which may impact our liability under insurance contracts beyond that which was anticipated when the reserves were established;

•	development of new theories related to coverage which may increase liabilities under insurance contracts beyond that which were anticipated when the loss reserves were established;

•	reinsurance coverage being other than what was anticipated when the loss reserves were established;

•	adverse state and federal legislation and regulations;

•	natural and/or man-made disasters, including terrorist acts;

•	the inability to secure reinsurance;

•	the inability to collect reinsurance recoverables;

•	a downgrade in our financial strength ratings;

•	changes in interest rates;

•	changes in the financial markets that impact investment income and the fair market values of our investments;

•	changes in asset valuations;

•	inability to successfully execute the Company’s mergers and acquisition growth strategy; and

•	other risks detailed in this Form 10-K and that may be detailed in other filings with the Securities and Exchange Commission.

These risks and uncertainties are discussed in greater detail in Item 1A – Risk Factors. The Company undertakes no obligation to publicly update any forward-looking statements.

PART I

Item 1.	Business

Argonaut Group, Inc. (the Company) is a public holding company that was incorporated in Delaware in 1986. The Company and its subsidiaries (collectively referred to as Argonaut Group or the Group) offer property and casualty insurance products through eleven wholly-owned insurance companies. Collectively, the insurance subsidiaries are admitted to write insurance in all fifty states and in the District of Columbia, Guam and the U.S. Virgin Islands and are authorized to write insurance on a surplus lines basis in all fifty states. The insurance companies and related agencies, management companies, and service companies that provide services to the Group operate under a number of intercompany agreements including three pooling agreements and a number of quota share agreements that spread risk among the Group.

The Company’s executive offices are located at 10101 Reunion Place, Suite 500, San Antonio, Texas 78216. Its telephone number is (210) 321-8400. The Company’s website address is www.argonautgroup.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the Securities and Exchange Commission (SEC), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

Business Overview

Argonaut Group underwrites specialty commercial insurance in niche areas of the property and casualty insurance market. The Group targets niches in which it can develop a leadership position and which the Group believes will generate underwriting profits. Its growth has been achieved both organically through an operational strategy focused on underwriting discipline and as a result of acquisition activity. The Group uses a multi-channel distribution network.

Business Segments and Products

For the year ended December 31, 2006, Argonaut Group’s operations included three ongoing business segments: Excess and Surplus Lines, Select Markets and Public Entity. Additionally, the Group continues to service policies written by the Risk Management segment. The Risk Management segment ceased underwriting operations in 2005 after a renewal rights agreement was executed. For discussion of the operating results of each business segment, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 – 51 and Note 12—Segment Information in the Notes to the Consolidated Financial Statements.

Excess and Surplus Lines. Excess and surplus lines carriers focus on risks that the standard (admitted) market is unwilling or unable to underwrite due to the unique risk characteristics of the insureds or the lack of insurers willing to offer such coverage because of the perils involved, the nature of the business, or the insured’s loss experience. Excess and surplus lines carriers are able to underwrite these risks with more flexible policy terms at unregulated premium rates on a non-admitted basis.

Two operations are included in the Group’s Excess and Surplus Lines business segment: Colony Group (Colony) and Argonaut Specialty. Both operations focus on underwriting surplus lines coverage but both may write on an admitted basis in certain classes of business for insureds with risk profiles that meet the Group’s underwriting standards.

Colony focuses on risks that the standard market chooses not to underwrite. Its operations are divided into four focused divisions: liability, property, automobile and professional liability. Colony provides coverage to commercial enterprises including restaurants, contractors, day care centers, apartment complexes, condominium associations, manufacturers, and distributors and professional coverages for healthcare providers and other non-medical professionals. A portion of its business, primarily commercial automobile coverage, is written on an admitted basis. The average premium depends on the product and ranges from a low of approximately $2,000 to a high of $20,000 per policy. For the year ended December 31, 2006, Colony produced $606.6 million in gross written premiums.

Argonaut Specialty writes risks, primarily on an excess and surplus lines basis, which are slightly larger in size and complexity than those traditionally targeted by Colony. It writes primary casualty, excess/umbrella and property lines of business for hard to place risks and/or distressed businesses that fall outside of the standard insurance market’s portfolio. Primary casualty risks comprised 47% of Argonaut Specialty’s premium volume in 2006 and the average premium per policy was approximately $80,000. The excess/umbrella casualty division accounted for 45% of Argonaut Specialty’s premium volume during 2006 and the average premium per policy was approximately $70,000. The remainder of the premium volume in 2006 was attributable to the property division and the average premium per policy was approximately $50,000. For the year ended December 31, 2006, Argonaut Specialty wrote $154.9 million in gross written premiums.

Select Markets. This segment provides property and casualty coverages designed to meet the specialized insurance needs of businesses within certain well defined markets. It targets business classes and industries with distinct risk profiles that can benefit from specially designed insurance programs, tailored loss control and expert claim handling. This segment serves its targeted niche markets with a tightly focused underwriting appetite and a unique understanding of the businesses that it serves. Three operations are included in the Group’s Select Markets segment: Argonaut Great Central Insurance Company (Great Central), Rockwood Casualty Insurance Company (Rockwood), and Grocers Insurance. In addition, the Corporate Account unit continues to provide certain services formerly offered by the Risk Management segment.

Great Central provides tailored insurance and risk management products. It specializes in three broadly defined areas: food and hospitality (restaurants, bakeries, catering, and hotels and motels), religious and other institutions (including related private schools and daycares), and specialty retail (dry cleaners, commercial launderers, linen supply, and uniform rental firms). Its commitment to developing an in-depth understanding of customer needs and knowledge of its target industries has earned Great Central the endorsement of several major state trade associations. Approximately 69% of its gross written premiums were from the food and hospitality businesses, 17% was from religious and other institutions, and 14% was from the specialty retail businesses. Average policy size ranges from $4,000 to $16,500 depending on industry type and coverages offered. For the year ended December 31, 2006, Great Central produced $99.5 million in gross written premiums.

Rockwood is recognized as a leading specialty underwriter for the mining industry. It also writes business coverage for small commercial businesses including office, retail operations, light manufacturing, services, and restaurants. Rockwood’s strategy includes a strong commitment to its insureds, a highly experienced staff, and a dedication to the individual underwriting of risks. Rockwood distributes its products and services through a network of independent retail and wholesale agencies. Approximately 55% of its premiums were written in Pennsylvania where it is the largest workers compensation insurer of independent coal mines. Rockwood writes policies on both a large deductible basis with average premium per policy of approximately $870,000 and on a guaranteed cost basis for the smaller commercial accounts with average premium per policy of approximately $7,000. In addition, Rockwood provides supporting general liability, pollution liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. The supporting lines of business represented less than 13% of Rockwood’s gross written premiums in 2006. For the year ended December 31, 2006, Rockwood produced $88.8 million in gross written premiums.

Grocers Insurance provides property and casualty insurance coverage to privately-owned independent grocers throughout the United States and currently operates in 40 states. It also provides customized insurance products and risk management offerings to complementary retail market segments including convenience stores, retail shopping centers and furniture stores. It distributes its products through agencies that are knowledgeable about the markets it serves and also operates as a direct writer in a limited number of states. Approximately 31% of its gross written premiums were for property, 40% for general liability, and 29% for workers compensation. The average premium per policy ranges from approximately $41,200 for workers compensation policies to $32,200 for property and liability policies. Property and liability policies provided through Grocers Insurance are written on a package basis while workers compensation and other coverages are written separately. For the year ended December 31, 2006, Grocers produced $65.9 million in gross written premiums.

The Select Markets segment also included $63.9 million of gross written premium related to policies formerly underwritten by the Risk Management segment.

Public Entity. This segment provides services and solutions to public entity clients throughout the United States. It offers its clients a unique and thorough understanding of public entities and their insurance and risk management needs. The Public Entity segment consists of business underwritten by Trident Insurance Service, LLC (Trident). While Trident places most of its business within Argonaut Group, it also places a limited amount of business with outside insurance carriers.

Trident functions as a managing general underwriter and is a nationally recognized risk management solutions provider for small to intermediate size public entities. Trident offers a full range of solutions including management, administration, professional claims and loss control services on a fee basis for pools as well as for individual government and public schools. Its product lines include general liability, automobile liability, automobile physical damage, property, inland marine, crime, public official’s liability, educator’s legal liability, law enforcement liability, inmate medical and tax interruption. Trident partners with independent agents to deliver an integrated, tailored product. For the year ended December 31, 2006, Trident produced $73.7 million in gross written premiums.

Marketing and Distribution

As discussed above, Argonaut Group provides products and services to well defined niches. Argonaut Group leverages the Company’s capital strength and brand by cross-marketing the products provided by the various operating companies. The Group offers its distribution partners tailored, innovative solutions for managing risk using the full range of product and services available within the Group.

Excess and Surplus Lines. Colony distributes its products through both a network of appointed wholesale agents and brokers and a Company-operated brokerage division. The wholesale agents and brokers are appointed to quote and issue policies subject to stringent parameters outlined in a detailed manual provided by Colony. The wholesale agents and brokers network accounted for approximately 47% of Colony’s premium volume during 2006. The brokerage division underwrites risks that are not included in the agreements negotiated with wholesalers and accounted for the remaining 53%.

Argonaut Specialty uses a select network of appointed excess and surplus lines brokers to distribute its products.

Select Markets. Rockwood distributes its product lines through a network of independent retail and wholesale agents. Great Central’s products and services are distributed through selected independent agents, brokers, wholesalers and program managers with demonstrated expertise in one or more of its targeted niche markets and through its in-house managing general agent. Grocers Insurance markets its products and services through appointed and non-appointed independent agents that specialize in the grocery risks and on a direct basis in a limited number of states.

Public Entity. Trident provides its insurance products and related services to the public sector through licensed retail agents and brokers in eligible states. It has a limited number of statewide program managers and exclusive distribution agency partners in select states.

Competition

The Company’s principal competitors cannot be easily classified. The Company’s principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies.

Competition within the excess and surplus lines marketplace comes from a wide range of carriers. In addition to mature companies which operate nationwide, there is competition from carriers formed over the past several years. The Excess and Surplus Lines segment may also compete with national and regional carriers from the standard market willing to write selected accounts on an admitted basis.

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

The Company’s insurance subsidiaries are rated by A.M. Best. A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance companies as an indicator of financial strength and security and are not intended to reflect the quality of the rated company for investment purposes. A.M. Best assigns ratings ranging from “A++ (Superior)” to “F (In Liquidation).” A.M. Best has rated all of the Company’s insurance subsidiaries “A” (Excellent) with a stable outlook except Great Central which is rated “A-” (Excellent) with a stable outlook.

Standard & Poor’s also rates the Company and its subsidiaries. Standard & Poor’s assigns ratings ranging from “AAA (Extremely Strong)” to “R (Regulatory Action)” with plus or minus designations for categories from AA to CCC to designate the relative standing within the category. The Company’s insurance subsidiaries have been rated as an “A-” (Strong) with a stable outlook. The Company’s counterparty credit rating is “BBB-” (Good) with a stable outlook.

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

Regulation

The Company’s insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled. Such supervision and regulation is designed to protect the Company’s policyholders rather than the Company’s shareholders. Matters relating to authorized lines of business, underwriting standards, financial condition standards, licensing of insurers, investment standards, premium levels, policy provisions, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters are areas that are regulated and supervised by the state in which they are domiciled.

The Company’s insurance subsidiaries are participants in the statutorily created insolvency guarantee associations in all states where they are admitted licensed carriers. These associations were formed for the purpose of paying claims of insolvent companies. The Company is assessed its pro-rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Such costs can generally be recovered through surcharges on future premiums. The Company does not believe that assessments on current insolvencies will have a material impact on its financial condition or results of operations.

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

As an insurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to its shareholders, debt service and for its operating capital. The ability of the Company’s insurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed by the states of domicile that regulate the Company’s immediate insurance subsidiaries., Argonaut Insurance Company was redomesticated from California to Illinois on December 31, 2006 when Illinois became its primary regulator. Colony Insurance Company is domiciled in Virginia. No dividends were paid to the Company by the insurance subsidiaries during 2006. During 2007, Argonaut Insurance Company may be permitted to pay dividends of up to $46.6 million in cash to the Company without approval from the Illinois Department of Insurance, while Colony Insurance Company may be permitted to pay dividends of up to $28.2 million in cash without approval from the Virginia Department of Insurance. Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Reinsurance

As is common practice within the insurance industry, the Company’s insurance subsidiaries transfer a portion of the risks insured under their policies by entering into a reinsurance treaty with another insurance company. Purchasing reinsurance protects primary carriers against the frequency and/or severity of losses incurred on the policies they issue, such as in the case of unusually serious occurrences in which a number of claims on one policy aggregate to produce an extraordinary loss on one policy or where a catastrophe generates a large number of serious claims on multiple policies at the same time. Reinsurance does not discharge the issuing primary carrier from its obligation to pay a policyholder for losses insured under its policy. Rather, the reinsured portion of each loss covered under a reinsurance treaty is ceded to the assuming reinsurer for reimbursement to the primary carrier. Because this creates a receivable owed by the reinsurer to the primary carrier, there is credit exposure with respect to losses ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under its reinsurance treaty. The ability to collect on reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. The Company is selective in regard to its reinsurers, seeking out those with strong financial strength ratings from A.M. Best or Standard and Poor’s. However, the financial condition of a reinsurer may change over time based on market conditions. The Company performs credit reviews on its reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. The Company also requires deposit of assets in trust, letters of credit or other acceptable collateral to support balances due from certain reinsurers whose financial strength ratings fall below a certain level or who transact business on a non-admitted basis in the state where the Company’s insurance subsidiary is domiciled. However, due to the Company’s longevity, it has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company’s results of operations and financial condition.

Much of the Company’s reinsurance is secured on an excess of loss basis. Under an excess of loss arrangement, the insurance subsidiaries retain losses on claims to a specified amount and the reinsurers assume any losses above that amount. The Company’s retention limits vary by business segment. As of December 31, 2006, retention limits by segment were as follows:

•	Excess and Surplus Lines - from $500,000 retention per occurrence, up to a maximum retention of $1.25 million per occurrence in limited cases;

•	Select Markets - from $500,000 up to $1.0 million per occurrence;

•	Public Entity - $500,000 up to $1.0 million per occurrence;

•	Risk Management - $2.0 million per occurrence, with facultative placements being utilized on a policy by policy basis to reduce the retention to $250,000 in certain situations.

In addition to the above coverages, each year the Company purchases a combined package of excess of loss property catastrophe reinsurance (Property Cat Treaty) for all business segments exposed to property losses (i.e. excluding Risk

Management). This coverage is purchased to provide the Company with protection against high severity property loss events such as hurricanes, earthquakes and other natural disasters. The Property Cat Treaty in effect as of year end 2006 provides the Company with coverage for losses and loss adjustment expenses incurred by the Company on a per occurrence basis, net of amounts recovered by the Company under any other reinsurance treaties applicable to the same occurrence. Coverage is provided within five defined layers of loss limits:

•

Layer 1 – 95% of $3.5 million excess of $1.5 million, excluding Florida Perils and for all occurrences with market losses less than or equal to $20 billion as defined by the Property Catastrophe Service;

•	Layer 2 – 95% of $10.0 million excess of $5.0 million, for all occurrences with market losses less than or equal to $20 billion as defined by the Property Catastrophe Service;

•	Layer 3 – 95% of $15.0 million excess of $15.0 million;

•	Layer 4 – 95% of $30.0 million excess of $30.0 million;

•	Layer 5 – 92.4% of $60.0 million excess of $60.0 million.

The Property Cat Treaty described above provides the Company with coverage for each occurrence associated with a catastrophe loss event during its term, which is scheduled to be renewed in May 2007. Should the limit of coverage for all occurrences within a particular layer of the Property Cat Treaty be exhausted prior to the expiration of its term, the Company has the contractual right to reinstate coverage. A reinstatement makes available one additional full limit of coverage within the respective layer to cover losses from future catastrophic events occurring during the remaining term of the Property Cat Treaty. The Company has available two reinstatements for each of Layers 1 and 2 and has available one reinstatement for each of Layers 3, 4 and 5 under the Property Cat Treaty in effect as of year end 2006 through the end of its term in May 2007. At any given time, the maximum amount of coverage available to the Company under a particular layer of the Property Cat Treaty for all events occurring during its term can be determined by adding (1) the amount of the layer’s original stated per occurrence coverage limit and (2) the amount of the layer’s stated per occurrence coverage limit multiplied by the total number of reinstatements afforded for that layer.

During 2006, the Company did not incur any losses applicable to its Property Cat Treaty.

The Company also purchases reinsurance for catastrophe losses which might be incurred on policies issued for workers compensation coverage. Effective January 1, 2007, the Company purchased workers compensation catastrophe reinsurance providing coverage for losses in excess of $20.0 million up to a limit of $45.0 million with one reinstatement available. Maximum coverage provided for any one life under the terms of the contract is $5.0 million. The Company did not incur any losses applicable to its workers compensation catastrophe reinsurance program in effect for 2006.

The Company also utilizes a variety of other reinsurance products to reduce the associated risk. These programs are implemented on an as needed basis.

During 2006, the Company had $1,155.6 million of gross written premiums of which it ceded, or transferred to reinsurers, $308.6 million, or 26.7% of gross written premiums, for reinsurance protection. As of December 31, 2006, the Company had $53.2 million of paid losses recoverable coupled with $498.7 million of ceded loss reserves from reinsurers for losses that they are or will likely be obligated to reimburse the Company for under reinsurance contracts. Included in these balances was a reserve for doubtful accounts of $19.3 million. The following table summarizes ceded case and incurred but not reported reserves by business segments (net of reserve for doubtful accounts) as of December 31, 2006:

Reserves ceded under
Business segment	reinsurance contracts
(in millions)
Excess and Surplus Lines	$258.4
Select Markets	81.2
Public Entity	9.1
Risk Management	131.0
Run-off Lines	19.0

Total ceded reserves	498.7

Paid loss recoverables	53.2

Reinsurance Recoverables	$551.9

The Company establishes its reserve for doubtful accounts after assessing the ability of reinsurers to satisfy their obligations and after considering the status of disputed balances that have resulted from disagreements in contract interpretation. The Company regularly monitors its reinsurers for credit quality to assess their ability to pay. The Company has certain reinsurers that have experienced deteriorating financial condition and have been downgraded by rating agencies. The Company regularly assesses these reinsurers to determine the collectibility of amounts due. The Company is in dispute with certain reinsurers regarding the circumstances giving rise to reinsured claims or the applicability of reinsurance contract provisions related to reinsurance balances due the Company. The reserve for doubtful accounts represents management’s best estimate based upon its assessment of reinsurer’s ability to pay reinsurance balances and management’s assessment regarding the likelihood of collecting disputed balances. It is possible that future financial deterioration of the Company’s reinsurers or the inability of the Company to prevail in resolving disputed balances could result in the uncollectibility of certain balances and could have a material adverse effect on our results of operations and/or financial condition.

The Company commuted a reinsurance treaty with Trenwick America Reinsurance Corporation (Trenwick) on December 31, 2005, and received a $20.0 million settlement during 2006. The Company had previously recorded a $13 million reserve for doubtful accounts for a potential commutation of this treaty. Upon receipt of the commutation settlement, the amounts previously reserved for doubtful accounts were written off by the Company. As of December 31, 2006, the Company had a reinsurance receivable balance of approximately $1.8 million related to other Trenwick reinsurance contracts. An allowance for doubtful accounts of $0.9 million has been established related to this receivable.

The Company entered into a retroactive adverse loss development reinsurance agreement (the ADC) with Inter-Ocean N.A. Reinsurance Company, Ltd. effective December 31, 2002, for the workers compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. Effective September 15, 2005, the Company commuted the ADC based on the most current actuarial data and the settlement of claims subject to the ADC subsequent to the ADC’s effective date. As a result of the commutation, the Company recognized a gain of $7.0 million, which was recorded as a reduction of losses and loss adjustment expenses in 2005.

Additional information relating to the Company’s reinsurance activities is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 - 51 and Note 3 - Reinsurance in the Notes to the Consolidated Financial Statements.

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

The estimate of reinsurance recoverables related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that are anticipated to be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as and in a manner consistent with the gross losses associated with the reinsurance treaty.

The Company is subject to claims arising out of catastrophes that may have a significant affect on its business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although the Company actively manages its exposure to catastrophes through its underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed its reinsurance protection and may have a material adverse impact on its results of operations and/or financial condition.

Terrorism peril is deemed by the Company to include the damage resulting from various terrorist attacks through either conventional weapons or weapons of mass destruction such as nuclear or radioactive explosive devices as well as chemical and biological contaminants. The Company continues to review its underwriting data in assessing aggregate exposure to this peril. The Company underwrites against the risk of terrorism with a philosophy of avoidance wherever possible. For both property and casualty exposures, this is accomplished through the use of portfolio tracking tools which identify high risk areas, as well as areas of potential concentration. The Company estimates the probable maximum loss from each risk as well as for the portfolio in total and factors this analysis into the underwriting and reinsurance buying process. The probable maximum loss is model generated and subject to assumptions that may not be reflective of losses incurred for a terrorist act. The Company also seeks to mitigate this exposure through the use of reinsurance. Due to the uncertainty and magnitude of terrorist acts, the Company’s reinsurance protection may be exceeded and have a material effect on the Company’s results of operation and financial position.

Additionally, the Company has identified certain high risk locations and hazardous operations where there is a potential for an explosion or a rapid spread of fire due to a terrorist act. Through modeling, the Company continues to refine its estimates of the probable maximum loss from such an event and factors this analysis into the underwriting evaluation process and also seeks to mitigate this exposure through various policy terms and conditions (where allowed by state statute) and through the use of reinsurance, to the extent possible. The Company’s current reinsurance arrangements either exclude terrorism coverage or significantly limit the level of coverage that is provided.

On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 (TRIA). This federal act provides for the federal government to pay 90% of losses due to terrorist attacks (as defined in the federal act) after insurers reach a specified retention based on prior year’s earned premium. The federal act requires insurers to offer coverage for terrorism to its commercial policyholders, requires insurers to specifically notify the insured of the premium for such coverage and allows the insured (except workers compensation policyholders) to elect to exclude the coverage from the policy.

TRIA was scheduled to expire on December 31, 2005. However, the Terrorism Risk Insurance Extension Act of 2005 (TRIA Extension) was signed by President Bush on December 27, 2005, continuing the federal terrorism backstop coverage through December 31, 2007. The TRIA Extension modifies the terms of TRIA in a number of significant ways. Most notably, the risk retained by the insurance marketplace has been increased substantially, both in the deductible layer and in the vertical coinsurance layer. Under the 2002 act, each insurer’s deductible was set at 7% of its previous year’s direct earned premium for 2003, at 10% for 2004, and at 15% for 2005. The TRIA Extension will increase the deductible to 17.5% of direct earned premium for 2006 and to 20% for 2007.

Since the inception of TRIA, the insurance marketplace has been responsible for bearing 10% of all losses that exceed the deductible with the federal government bearing the remaining 90%. Total insured losses (including all insurer and government losses) are limited to an aggregate total of $100 billion. The TRIA Extension maintains the insurers’ 10% coinsurance obligation for 2006, but increases this obligation to 15% in 2007. Additionally, the TRIA Extension has increased the event trigger from $5 million in 2005 to $50 million for 2006 and to $100 million for 2007.

Terrorism exclusions are not permitted for workers compensation policies under the new federal act or under the laws of any state or jurisdiction in which we operate. When underwriting existing and new workers compensation business, we are considering the added potential risk of loss due to terrorist activity, and this may lead us to decline to write or to renew certain business.

The federal act also does not apply to acts of domestic terrorism or acts that might otherwise be considered acts of terrorism that are not certified by the Secretary of the Treasury to be acts of terrorism under the federal act. The Company continues to attempt to exclude acts of terrorism not covered under the federal act, subject to state approvals.

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

The Company has discontinued underwriting certain lines of business; however, the Company is still obligated to pay losses incurred on these lines which include general liability and medical malpractice policies written in past years. The lines currently in run-off are characterized by long elapsed periods between the occurrence of a claim and any ultimate payment to resolve the claim. Included in Run-off Lines are claims related to asbestos and environmental liabilities arising out of general liability policies primarily written in the 1970s and into the mid-1980s, with a limited number of claims occurring on policies written into the early 1990s. Additional discussion on Run-off Lines can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 - 51 and Note 13 - Run-off Lines in the Notes to the Consolidated Financial Statements.

The tables below present a development of loss and loss adjustment expense reserve liabilities and payments for the years 1997 through 2006. The information presented in Table I is net of the effects of reinsurance. The information presented in Table II includes only amounts related to direct and assumed insurance. The amounts in the tables for the years ended December 31, 1997 to 2000 do not include Colony’s and Rockwood’s unpaid losses and loss adjustment expenses since these entities were acquired in 2001. The top line on the tables shows the estimated liability for unpaid losses and loss adjustment expense recorded at the balance sheet date for each of the years indicated. The second section shows the cumulative amounts paid as of the end of successive years related to those reserves. The third section shows the original recorded reserves as of the end of successive years adjusted to reflect facts and circumstances later discovered. The last line, cumulative deficiency or redundancy, compares the adjusted reserves to the reserves as originally established and shows that the reserves as originally recorded were either inadequate or excessive to cover the estimated cost of claims as of the respective year end.

Table I

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)
(Net of Reinsurance)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Reserves for Losses and LAE (1)	$884.0	$763.2	$706.5	$757.6	$929.6	$838.2	$965.5	$1,060.8	$1,394.8	$1,530.5
Cumulative Amount Paid as of (2)
1 year later	172.7	149.8	160.9	154.0	200.1	188.7	230.5	183.1	235.6
2 years later	278.7	274.0	282.8	255.1	327.5	348.8	354.1	341.9
3 years later	374.1	373.6	366.3	326.7	449.8	431.9	471.6
4 years later	452.4	442.8	426.4	394.2	509.5	514.0
5 years later	511.8	495.5	487.0	428.4	573.1
6 years later	558.6	550.2	517.3	471.9
7 years later	608.6	587.6	557.5
8 years later	651.8	624.7
9 years later	686.4
Reserves Re-estimated as of (3)
1 year later	819.2	785.4	833.9	773.2	991.5	879.0	964.6	1,216.0	1,349.9
2 years later	851.1	884.3	835.6	820.3	1,034.0	889.9	1,158.2	1,196.3
3 years later	922.8	879.8	889.4	851.1	1,053.5	1,090.7	1,161.3
4 years later	917.9	934.5	919.6	875.7	1,084.9	1,099.7
5 years later	973.5	966.4	937.2	905.9	1,100.9
6 years later	1,004.9	980.1	968.4	921.8
7 years later	1,019.1	1,005.9	986.7
8 years later	1,040.7	1,030.5
9 years later	1,068.7
Cumulative (Deficiency) Redundancy (4) (5)	(184.7)	(267.3)	(280.2)	(164.2)	(171.3)	(261.5)	(195.8)	(135.5)	44.9
Prior Yr. Cumulative (Deficiency)Redundancy (5)	(156.7)	(242.7)	(261.9)	(148.3)	(155.3)	(252.5)	(192.8)	(155.2)	0.0

Change in Cumulative (Deficiency) Redundancy	$(28.0)	$(24.6)	$(18.3)	$(15.9)	$(16.0)	$(9.0)	$(3.0)	$19.7	$44.9

(1)	Original estimated reserves for losses and LAE, net of reinsurance.
(2)	Cumulative amounts paid, net of reinsurance payments.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.
(5)	The Cumulative (Deficiency) Redundancy for each of the current year and prior year lines includes $176.2 million of (Deficiency) related to the commutation of an Adverse Development contract for each of the 2002 through 2004 years. There is no net effect to the Change in Cumulative (Deficiency) Redundancy.

Table II

Analysis of Losses and Loss Adjustment Expense (LAE) Development (in millions)
(Direct and Assumed Insurance)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Reserves for Losses and LAE (1)	$1,063.2	$935.8	$897.4	$930.7	$1,147.8	$1,281.6	$1,480.8	$1,607.5	$1,875.4	$2,029.2

Cumulative Amount Paid as of (2)
1 year later	197.0	177.8	218.9	190.0	246.0	236.7	316.2	275.2	335.6
2 years later	329.6	358.2	375.2	316.1	411.5	464.6	501.0	470.4
3 years later	479.0	490.8	481.6	404.8	594.1	596.1	638.8
4 years later	588.5	580.1	557.1	515.2	688.8	691.3
5 years later	666.8	646.4	659.4	577.7	762.8
6 years later	726.2	740.2	716.8	628.1
7 years later	813.8	792.7	762.7
8 years later	863.4	835.5
9 years later	903.7

Reserves Re-estimated as of (3)
1 year later	1,006.2	990.1	1,048.3	966.2	1,265.3	1,370.1	1,489.5	1,604.1	1,792.0
2 years later	1,069.7	1,108.6	1,063.3	1,061.3	1,346.3	1,394.1	1,519.2	1,547.1
3 years later	1,156.5	1,115.1	1,167.6	1,094.0	1,381.4	1,425.7	1,486.5
4 years later	1,162.3	1,219.4	1,197.7	1,146.5	1,405.4	1,410.5
5 years later	1,268.3	1,247.2	1,242.8	1,167.7	1,406.0
6 years later	1,293.2	1,287.9	1,265.5	1,171.0
7 years later	1,329.0	1,305.1	1,270.9
8 years later	1,345.0	1,316.8
9 years later	1,359.9

Cumulative (Deficiency) Redundancy (4)	(296.7)	(381.0)	(373.5)	(240.3)	(258.2)	(128.9)	(5.7)	60.4	83.4

Prior Yr. Cumulative (Deficiency) Redundancy	(281.8)	(369.3)	(368.1)	(237.0)	(257.6)	(144.1)	(38.4)	3.4	0.0

Change in Cumulative (Deficiency) Redundancy	$(14.9)	$(11.7)	$(5.4)	$(3.3)	$(0.6)	$15.2	$32.7	$57.0	$83.4

(1)	Gross reserves for losses and LAE, prior to the effects of reinsurance.
(2)	Cumulative gross amounts paid, prior to the effects of reinsurance.
(3)	Re-estimated reserves are calculated by adding cumulative amounts paid subsequent to year-end to the re-estimated unpaid losses and LAE for each year.
(4)	Represents changes of the original estimate of the year indicated (1) and the reserves re-estimated (3) as of the current year-end.

On September 15, 2005, the Company commuted the ADC which originally became effective in 2002. Reserves previously ceded under the contract of $176.2 million are added back to the Reserves Re-estimated section of the Analysis of Losses and Loss Adjustment Expense Development Net of Reinsurance table for the 2002 through 2004 years and is included in the

2005 Reserves for Losses and LAE line. As a result, the Cumulative (Deficiency) Redundancy line and the Prior Year Cumulative (Deficiency) Redundancy line include a $176.2 million deficiency related to the commutation for each of the 2002 through 2004 years. Retention of loss reserves previously ceded under the ADC did not result in additional loss expense to the Company.

Net favorable loss development recognized in 2006 for prior accident years was a $44.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. The Public Entity segment had $6.7 million of favorable development in both casualty and property business written in 2005 and prior. The Risk Management segment had $10.3 million of favorable development with a $9.6 million reduction to prior accident years’ workers compensation reserves including $2.6 million of favorable involuntary pool loss development, and the remaining $0.7 million attributable to other lines. The Select Markets segment had $4.1 million of favorable development caused by a $3.0 million reduction in lead paint reserves due to claims settlements and $4.0 million of favorable loss development from ongoing actuarial reviews, offset by unfavorable prior year development of $2.3 million from the unwinding of workers compensation discount and $0.6 million of unallocated loss adjustment expenses. The Run-off segment had $9.9 million of net unfavorable development attributable to $12.2 million in increased general liability asbestos losses and a $4.7 million increase in unallocated loss adjustment expenses. This was partially offset by $7.0 million of favorable development in medical malpractice losses as a result of claim closings.

Net favorable loss development recognized in 2005 for prior accident years was a $20.3 million reduction to losses and LAE. Activity related to the ADC resulted in an $8.6 million reduction to prior accident years’ loss expense. The ADC deferred gain amortization during the year prior to the commutation reduced prior accident years’ loss by $1.6 million. The netting of liabilities in excess of ceded balances recoverable resulting from the commutation reduced prior accident years’ loss by $7.0 million. The Excess and Surplus Lines segment had favorable development of $12.7 million consisting of a $5.1 million reduction for 2004 hurricane losses, and a $7.6 million reduction spread across other lines as losses generally developed favorably. The Public Entity segment had $3.8 million of favorable development related to favorable trends in both the casualty and property lines of business, which is net of $2.0 million of adverse development on property losses for the 2004 hurricanes. The Risk Management segment had $1.1 million of favorable development including $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years, offset by $5.5 million of unfavorable development in workers compensation. The unfavorable workers compensation development was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, partially offset by favorable development on involuntary pool losses. The Risk Management segment experienced favorable workers compensation development on the 2001 through 2004 accident years, which was largely offset by adverse development on older accident years. The Select Markets segment had $0.4 million of favorable development resulting from regular and ongoing actuarial analyses. The Run-off segment had $6.3 million of unfavorable development with $4.1 million due to an increase in unallocated loss adjustment expenses and $2.2 million of unfavorable development primarily related to reduced ceded losses resulting from an increase to the reserve for doubtful accounts for unpaid ceded losses for certain reinsurance treaties.

Net unfavorable loss development recognized in 2004 for prior accident years was $1.0 million. The Excess and Surplus Lines segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The Select Markets segment had unfavorable development of $3.5 million which was caused by the impact of the workers compensation loss reserve discount on prior accident years along with other minor actuarial adjustments. There was a net $5.3 million of favorable development on the Risk Management segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Amortization of the deferred gain on the ADC reduced prior accident year loss expense by $2.3 million during 2004.

Loss development recognized in 2003 was primarily the result of the Company’s Excess and Surplus Lines segment strengthening case and incurred but not reported reserves by $17.9 million for its other liability business for loss years 2001 and prior. Additionally, the Risk Management segment recorded adverse development on one wrap-up account in the amount of approximately $5.0 million and increased the reserve for doubtful accounts for balances due from reinsurers by approximately $5.0 million. The Run-off segment decreased its ceded loss and loss adjustment expense reserves in 2003, thereby recording a corresponding increase to net loss and loss adjustment expense reserves and a related expense of $10.2 million. Adverse development during 2002 was primarily the result of strengthening reserves for Run-off Lines by $59.8 million related to asbestos and environmental claims incurred on policies written primarily from the early 1970s to the mid- 1980s. Adverse development during 2001 was primarily attributable to reserve strengthening of the workers compensation business within the Risk Management segment.

Adverse loss development recognized in 2000 increased due to experience in the workers compensation line of business. In particular, loss experience in California was worse than anticipated. The negative effect of a California legal ruling adverse to the industry in 1996 began manifesting itself starting in 1999. Continuing through 2000, the workers compensation industry in California reported results that worsened with each quarter. The impact of the legal ruling increased claim costs for California workers compensation accidents which occurred in 1997 and thereafter. This legal ruling was the 1996 Minnear Decision which gave a worker’s physician complete control in determining all aspects of a workers compensation leave and return to work, minimizing input from insurers. The full effect of this legal change was delayed due to the nature of workers compensation injuries and the sometimes subjective nature of the system which administers the settlement of workers claims. It took many months before injured workers with a claim coming under the new legal doctrine went through the system and for new claims to start being administered in the same fashion. As a result, loss estimates, established by the Company and the industry in prior years, proved inadequate with the passage of time. Upon actuarial review of the changing loss climate, the Company increased net workers compensation loss and loss adjustment expense reserves by $124.0 million during 2000, of which $29.1 million related to the 1999 accident year, $27.5 million related to the 1998 accident year and $13.4 million related to the 1997 accident year. The balance was spread over a number of years, dating back to 1990. Adverse development on these claims continued into 2001, though at a greatly reduced rate. During 2001, the Company recorded an additional $7.0 million in net loss and loss adjustment expense reserves related to its Risk Management segment. During the second quarter of 2004, the primary treating physician presumption created by the Minnear Decision was repealed by the legislature through enactment of Senate Bill 899.

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

Investments

Insurance company investments must comply with applicable state insurance regulations which prescribe the type, quality and concentrations of investments. These regulations permit, and the Company holds, a diversified portfolio of investments in high quality corporate bonds, U.S. Treasury notes, securities issued and/or guaranteed by government agencies, asset-backed and mortgage-backed securities, state and municipal bonds and preferred and common stocks. The majority of the Company’s invested assets are held by its insurance companies. All of the securities are classified as available for sale and are recorded at market value. The Company’s investment policy is approved by the Board of Directors and its Investment Committee. The Company’s investment strategy is to actively manage assets to maximize total after-tax returns while generating acceptable levels of investment income, subject to appropriate levels of risk. Although the Company generally intends to hold fixed income securities to maturity, it regularly re-evaluates its position based upon market conditions.

The Company utilizes three professional fixed income managers to manage the fixed income portfolios of the insurance subsidiaries under guidelines established by the Company. The majority of the equity portfolio is managed through an external investment manager, Fayez Sarofim & Co. Short-term investments and the corporate investment portfolio are managed internally.

Additional information relating to the Company’s investment portfolio is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25—51 and Note 2—Investments in the Notes to the Consolidated Financial Statements.

Employees

As of December 31, 2006, the Company had 1,122 employees. The Company provides a comprehensive benefits program for substantially all of its employees, including retirement plans, savings plans, disability programs, group life programs, group health programs and tuition reimbursement programs. Management believes that the Company’s relationship with its employees is good.

Item 1A.	Risk Factors

An investment in the Company’s common stock involves various risks, including those mentioned below and those that are discussed from time-to-time in our other periodic filings with the SEC. Investors should carefully consider these risks, along with the other information contained in this report, before making an investment decision regarding our common stock. There may be additional risks of which the Company is currently unaware or which we currently consider immaterial. All of these risks could have a material adverse effect on our financial condition, results of operations, and value of our common stock.

Risks Related to Our Insurance Business

Our results may fluctuate based on many factors including cyclical changes in the insurance industry.

The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often over time offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. These factors may also cause the price of our common stock to be volatile.

During 2006, pricing for the casualty lines of business we underwrite experienced downward pressure, particularly for larger accounts. The hurricane activity during the third and fourth quarters of 2005 resulted in higher rates for certain property business and a significant increase in the cost of and decrease in the availability of property catastrophe reinsurance protection in 2006. However, pricing for non-wind exposed catastrophe risks continued to experience downward pressure.

We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our ability to transact business would be materially and adversely affected.

Increased competition could adversely impact our results.

The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal competitors cannot be easily classified. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms or smaller regional companies. For our workers compensation lines, additional competition comes from state workers compensation funds. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. We may have difficulty in continuing to compete successfully on any of these bases in the future.

In addition, industry developments could further increase competition in our industry. These developments could include:

•

an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance and reinsurance business as a result of better pricing and/or terms;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage; and

•	changing practices caused by the Internet, which has led to greater competition in the insurance business.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available.

If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

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

Our objective is to set reserves that are adequate and represent management’s best estimate; that is, the amounts originally recorded as reserves should at least equal the ultimate cost to investigate and settle claims. However, the process of establishing adequate reserves is inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental and other long-tailed exposures (those exposures for which claims take a long time to develop or for which the amount of claims payments are not known for a long period of time) confronting property and casualty insurers. We regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy. Any adjustment to reserves is reflected in underwriting results for the accounting period in which the adjustment is made.

We have received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970s and into the mid-1980s. We have a specialized claims unit that investigates and adjusts asbestos and environmental claims. Beginning in 1986, nearly all standard liability policies contained an express exclusion for asbestos and environmental related claims. All policies currently being issued by the Group contain this exclusion. In addition to the previously described general uncertainties encountered in estimating reserves, there are significant additional uncertainties in estimating the amount of our potential losses from asbestos and environmental claims. Reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are:

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

Management believes that these factors continue to render traditional actuarial methods less effective at estimating reserves for asbestos and environmental losses than reserves on other types of losses. We establish reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company not dissimilar to those results the industry has experienced with regard to asbestos and environmental related claims. We annually review our loss and loss adjustment expense reserves for our run-off lines of business, including our asbestos and environmental claims. The review entails a detailed analysis of our direct and assumed exposure. We engage a consulting actuary to assist us in determining a best estimate of ultimate losses, and our management evaluates that estimate in assessing the adequacy of the run-off loss and loss adjustment expense reserves. We completed the 2006 analysis during the third quarter and updated this analysis during the fourth quarter. As a result of this analysis, we recorded an additional $12.2 million in loss reserves. Additionally, we strengthened our unallocated loss and loss adjustment expense reserves by $4.7 million based on this analysis. We will continue to monitor industry trends and our own experience in order to determine the adequacy of our environmental and asbestos reserves.

Through our subsidiary, Rockwood, we have exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of our exposure. The Colony Group also currently underwrites environmental and pollution coverages (on a limited number of policies) for underground storage tanks.

Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves which could have a material adverse effect on our future financial condition, results of operations and cash flows.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued, and our financial position and results of operations may be adversely affected.

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

As a primary insurer, we may have significant exposure for terrorist acts.

We may have exposure to losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider unattractive, direct insurers, like our insurance company subsidiaries, might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, we, in our capacity as a primary insurer, would have a significant gap in our reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. These events are inherently unpredictable, although recent events may lead to their increased frequency and severity. It is difficult to predict occurrence of such events with statistical certainty or to estimate the amount of loss per occurrence they will generate.

TRIA (as amended by the TRIA Extension) was enacted to ensure availability of insurance coverage for defined terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance, including us, to offer coverage against certified acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government, should an insurer comply with the procedures of the law, to indemnify the insurer for 85% of covered losses, exceeding a deductible, based on a percentage of direct earned premiums for the previous calendar year, up to an industry limit of $100 billion resulting from covered acts of terrorism. The federal act also does not apply to acts of domestic terrorism or acts that might otherwise be considered acts of terrorism that are not certified by the Secretary of the Treasury to be acts of terrorism under the federal act. We continue to attempt to exclude acts of terrorism not covered under the federal act, subject to state approvals.

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

In the normal course of business, our insurance subsidiaries have been sued in a number of class action lawsuits and other major litigation as a result of their insurance operations. Our insurance companies have responded to the lawsuits and believe that there are meritorious defenses and intend to vigorously contest these claims. The plaintiffs in certain of these lawsuits have not quantified the amounts they ultimately will seek to recover. In addition, in the case of class actions, it is uncertain whether a class will be certified, the number of persons included in any class, and the amount of damages that are ultimately sought by the class members. As a result, we are unable, with any degree of certainty, to determine a range of any potential loss, or whether such an outcome is probable or remote. However, adverse judgments in one or more of such lawsuits could have a material adverse effect on our financial results.

We face a risk of non-availability of reinsurance, which could materially and adversely affect our ability to write business and our results of operations and financial condition.

Market conditions beyond our control, such as the amount of capital in the reinsurance market and natural and man-made catastrophes, determine the availability and cost of the reinsurance protection we purchase. We cannot be assured that reinsurance will remain continuously available to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, we would either have to be willing to accept an increase in our net exposures or reduce our insurance writings. Either of these potential developments could have a material adverse effect on our financial position, results of operations and cash flows.

We face a risk of non-collectibility of reinsurance, which could materially and adversely affect our business, results of operations and/or financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect the insurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and catastrophic events. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. We are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from A.M. Best, Standard & Poor’s, or a combination thereof, although the financial condition of a reinsurer may change based on market conditions. We perform credit reviews on our reinsurers, focusing on, among other things, financial condition, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. It has not always been standard business practice to require security for balances due; therefore, certain balances are not collateralized. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition.

Downgrades in our insurance ratings may adversely affect our business.

Both A.M. Best and Standard & Poor’s (S&P) currently rate our principal insurance subsidiaries. These ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors.

The rating scales of A.M. Best and S&P are as follows:

•	A.M. Best—A++ to F (“Superior” to “In Liquidation”)

•	• S&P—AAA to R (“Extremely Strong” to “Regulatory Action”)

A.M. Best’s ratings are used by insurance buyers, agents and brokers and other insurance companies as an indicator of financial strength and security. All our insurance subsidiaries except Great Central are rated “A” (Excellent) (3rd highest rating out of 16 rating classifications) with a stable outlook. Great Central is rated “A-” (Excellent) (4th highest rating out of 16 rating classifications) with a stable outlook.

S&P has rated the Company’s insurance subsidiaries “A-” (Strong) with a stable outlook and the Company’s counterparty credit rating “BBB-” (Good) with a stable outlook.

Our ratings are subject to periodic review by those entities and the continuation of those ratings cannot be assured. A significant downgrade in these ratings could affect our competitive position in the insurance industry, make it more difficult for us to market our products and result in a material loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

•	engaging in vigorous underwriting;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our results.

Our information technology systems may fail or suffer a loss of security which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to process and make claims payments. We have a highly trained staff that is committed to the development and maintenance of these systems. The failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

Because we give a select group of wholesale agents limited quoting and binding authority, their failure to comply with our pre-established guidelines could cause our results to be adversely affected.

We market and distribute some of our insurance products through a select group of wholesale agents who have limited quoting and binding authority and who, in turn, sell our insurance products to insureds through retail insurance brokers. These agencies can bind certain risks that meet our pre-established guidelines without our initial approval. If these agents failed to comply with our underwriting guidelines and the terms of their appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products. Such actions could adversely affect our results of operations.

Our merger and acquisition strategy may not succeed.

The Company’s strategy for growth includes merger and acquisition transactions. This strategy presents risks that could have a material adverse effect on the Company’s business and financial performance, including: 1) the diversion of management’s attention, 2) the ability of the Company to execute a transaction effectively, including the integration of operations and the retention of employees, and 3) the contingent and latent risks associated with the past operations of and other unanticipated problems arising from a transaction partner. The Company cannot predict whether it will be able to identify and complete a future transaction on terms favorable to it. The Company cannot know if it will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with the transaction. In addition, a future transaction by the Company may result in tax consequences at either or both the shareholder and Company level, potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect the Company’s financial position and results of operations.

Risks Related to Regulation of our Insurance Operations

As an insurance holding company, we are subject to regulation by certain states.

All states have enacted legislation that regulates insurance holding company systems. This legislation generally provides that each insurance company in the holding company group is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action which could adversely affect our operations.

Our insurance subsidiaries are subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Our insurance subsidiaries are subject to the supervision and regulation of the states in which they are domiciled and the states in which they do business. Such supervision and regulation is designed to protect our policyholders rather than our shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their producers;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring additional reserves as required by statutory accounting rules.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business.

Our insurance subsidiaries are subject to the risk-based capital provisions under The Insurers Model Act.

The risk-based capital system is designed to measure whether the amount of available capital is adequate to support the inherent specific risks of each insurer. Risk-based capital is calculated annually. State regulatory authorities use the risk-based capital formula to identify insurance companies that may be undercapitalized and thus may require further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.

The risk-based capital system in The Insurers Model Act provides four levels of regulatory activity if the risk-based capital ratio yielded by the calculation falls below specified minimums. At each of four successively lower risk-based capital ratios specified by statute, increasing regulatory remedies become available, some of which are mandatory. The four levels are: (1) Company Action Level Event, (2) Regulatory Action Level Event, (3) Authorized Control Level Event, and (4) Mandatory Control Level Event. As of December 31, 2006, all of our insurance subsidiaries had risk-based capital ratios that exceed specified minimums. If we fall below the minimum acceptable risk-based capital level, we would be subject to additional regulation.

Our status as an insurance holding company could adversely affect our ability to meet our obligations and pay dividends.

As an insurance holding company, we are largely dependent on dividends and other permitted payments from our insurance subsidiaries to pay any cash dividends to our shareholders, service debt and for our operating capital. The ability of our insurance subsidiaries to pay dividends to us is subject to certain restrictions imposed under Illinois and Virginia insurance law, which are the states of domicile for Argonaut Insurance and Colony Insurance Company, our immediate insurance subsidiaries. During 2007, Argonaut Insurance Company may be permitted to pay dividends of up to $46.6 million in cash to the Company without approval from the Illinois Department of Insurance, while Colony Insurance Company may be permitted to pay dividends of up to $28.2 million in cash without approval from the Virginia Department of Insurance.

Business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required.

Risks Related to Our Investment Portfolio

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

We have an exposure to foreign currency risks under the International Directors and Officers Liability Quota Share reinsurance agreement with HCC Insurance Holdings Inc. Accounts under this program may settle in any of the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for us to realize gains and/or losses related to the exchange rates. For the year ended December 31, 2006, we have recognized a foreign currency gain of $0.5 million related to this program. Management is unable at this time to estimate the future gains or losses, if any.

We hold a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poor’s 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 2.7% of shareholders’ equity as of December 31, 2006.

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

The Company leases office space in San Antonio, Texas for its corporate headquarters and for certain support functions associated with Argonaut Insurance. Other leased headquarters locations for the Company’s operating subsidiaries include offices in Richmond, Virginia (Colony), Rockwood, Pennsylvania (Rockwood), Portland, Oregon (Grocers Insurance), Chicago, Illinois (Select Markets), San Antonio, Texas (Trident), New York, New York (Argonaut Specialty) and Menlo Park, California (Argonaut Insurance) Great Central is headquartered in facilities it owns in Peoria, Illinois. In addition, the Company has entered into other leases in conjunction with its operations at various locations throughout the country. The Company believes that its properties are adequate for its present needs.

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

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “AGII.” The following table sets forth the range of high and low sales prices for the Company’s common stock for fiscal year 2006 and 2005:

	2006		2005
	High	Low	High	Low
First Quarter	$37.00	$32.65	$24.33	$20.37
Second Quarter	35.75	28.56	23.28	18.50
Third Quarter	32.23	27.47	27.01	22.42
Fourth Quarter	35.50	30.00	33.66	26.61

On February 22, 2007, the closing price of the Company’s common stock was $37.35.

Holders of Common Stock

The number of holders of record of the Company’s common stock as of February 22, 2007 was 4,861.

Dividends

The dividend policy of the Company is determined by the Board of Directors and depends, among other factors, upon the Company’s earnings, operations, financial condition, capital requirements and general business outlook at the time the policy is considered. In March 2003, the Company’s Board of Directors suspended payment of the Company’s quarterly dividend to support the capital needs of the Company. The declaration and payment of future dividends to the Company’s shareholders will be at the discretion of the Company’s Board of Directors and will depend upon the factors noted above.

Sale of Unregistered Securities

During the year ended December 31, 2006, the Company did not sell or issue any unregistered securities.

Use of Proceeds from Sale of Registered Securities

During the year ended December 31, 2006, the Company did not sell or issue any registered securities.

Issuer Purchases of Equity Securities

For the year ended December 31, 2006, the Company did not purchase shares of its common stock on the open market. The Company allows employees to surrender shares to settle the tax liability incurred upon the vesting of shares under the Employee Stock Incentive Plan. For the year ended December 31, 2006, a total of 34,826 shares were surrendered back to the Company, with a weighted average fair value of $34.93. The following table provides information with respect to shares of the Company’s common stock that were surrendered during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program
October 1 through October 31, 2006	—	—	—	—
November 1 through November 30, 2006	5,613	$34.20	—	—
December 1 through December 31, 2006	3,453	$33.91	—	—

Total	9,066	$34.09	—	—

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of investments in the Standard and Poor’s 500 Index and the SNL Property & Casualty Insurance Index. The graph assumes the investment of $100 on December 31, 2001 in Common Stock of the Company, the S&P 500 Index and the SNL Property & Casualty Insurance Index. Note: The stock price performance shown on the following graph is not intended to predict or be indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Argonaut Group, Inc.	100	78	82	111	173	184
S&P 500	100	78	100	111	117	135
SNL Property & Casualty Insurance Index	100	94	116	127	139	162

Item 6.	Selected Financial Data

The following selected financial data is derived from the Company’s consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 on pages 25 – 51 and the financial statements and notes thereto, included in Item 8 “Financial Statements and Supplementary Data” on page 53.

	For the Years Ended December 31,
(in millions except per share amounts)	2006	2005	2004	2003(b)	2002(a)
Statement of Operations Data

Gross written premiums	$1,155.6	$1,055.7	$903.4	$788.3	$622.1
Net written premiums	847.0	769.4	669.5	592.5	484.0

Earned premiums	813.0	699.0	633.9	562.8	378.4
Net investment income	104.5	83.9	65.1	53.6	52.9
Realized investment and other gains, net	21.2	3.3	5.2	113.6	26.6

Total revenue	938.7	786.2	704.2	730.0	457.9

Losses and loss adjustment expenses	477.6	427.2	409.7	395.3	334.6
Underwriting, acquisition and insurance expense	285.1	262.5	222.8	191.0	144.4
Interest expense	13.0	15.0	11.0	8.4	—

Total expenses	775.7	704.7	643.5	594.7	479.0

Income (loss) before income taxes	163.0	81.5	60.7	135.3	(21.1)
Provision (benefit) for income taxes	57.0	1.0	(11.1)	26.3	65.9

Net income (loss)	$106.0	$80.5	$71.8	$109.0	$(87.0)

Net income (loss) per common share:
Basic	$3.32	$2.73	$2.51	$4.76	$(4.04)

Diluted	$3.13	$2.53	$2.33	$4.40	$(4.04)

Cash dividends declared per common share	$—	$—	$—	$—	$0.60

Weighted average number of shares outstanding:
Basic	31.6	28.6	27.6	22.5	21.6

Diluted	33.9	31.8	30.8	24.8	21.6

Balance Sheet Data

Invested assets	$2,514.1	$2,173.0	$1,783.9	$1,553.2	$1,181.3
Total assets	$3,721.5	$3,404.6	$3,073.2	$2,766.5	$2,208.9

Reserves for losses and loss adjustment expense	$2,029.2	$1,875.4	$1,607.5	$1,480.8	$1,281.6
Junior subordinated debentures	$144.3	$144.3	$113.4	$27.5	$—
Shareholders’ equity	$847.7	$716.1	$603.4	$539.2	$327.7

(a)	Included in losses and loss adjustment expenses is $59.8 million in reserve strengthening in the Run-off Lines primarily attributable to the Company’s asbestos exposure. Included in the provision of income taxes is the establishment of a deferred tax asset valuation allowance of $71.9 million.
(b)	Included in realized investment gains, net, is $57.6 million in gains related to the disposal of four real estate holdings, and $48.8 million in realized gains resulting from the Company reallocating its investment portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes on page 53. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward looking statements as a result of various factors described in this report.

Executive Summary

For the year ended December 31, 2006, Argonaut Group, Inc. reported net income of $106.0 million, or $3.13 per fully diluted share, compared to $80.5 million or $2.53 per fully diluted share for 2005 and $71.8 million, or $2.33 per fully diluted share for 2004. During the year ended December 31, 2006 growth in gross written premiums was the result of the following factors: (a) the integration of the renewal rights acquisition, in the second quarter of 2005, within the Excess and Surplus Lines segment, (b) the maturation of Argonaut Specialty which began writing business in April of 2005, (c) new business initiatives within Select Markets and (d) organic growth. Also during 2006 the Company managed the run-off of the

Risk Management segment as the sale of those renewal rights was executed in the third quarter of 2005. During 2005 the Risk Management segment accounted for $72.3 million of gross written premiums and for 2006 the same segment’s gross written premiums were $2.2 million. Pre-tax income was also positively impacted by net favorable development associated with prior year loss reserves of $44.9 million. Lastly, during 2006 catastrophe losses and related expenses totaled $4.3 million as compared to $12.1 million and $17.7 million in 2005 and 2004, respectively. See the segment discussion for additional discussion.

Consolidated Results of Operations

The following is a comparison of selected data from the Company’s operations:

	Years ended December 31,
(in millions)	2006	2005	2004
Gross written premiums	$1,155.6	$1,055.7	$903.4

Earned premiums	$813.0	$699.0	$633.9
Net investment income	104.5	83.9	65.1
Realized investment and other gains, net	21.2	3.3	5.2

Total revenue	$938.7	$786.2	$704.2

Income before income taxes	163.0	81.5	60.7
Income taxes:
Provision for income taxes	57.0	26.1	12.9
Change in valuation allowance	—	(25.1)	(24.0)

Net income	$106.0	$80.5	$71.8

Loss ratio	58.8%	61.1%	64.6%
Expense ratio	35.1%	37.6%	35.2%

Combined ratio	93.9%	98.7%	99.8%

The increase in consolidated earned premiums was primarily attributable to growth in premiums written in all years presented. Gross written premiums from new business increased to $512.4 million for the year ended December 31, 2006 compared to $476.8 million and $402.1 million for 2005 and 2004, respectively. The increase in gross written premiums from new business was primarily attributable to growth in the Excess and Surplus Lines and Public Entity segments. Growth in the Excess and Surplus Lines segment was related to the renewal rights acquisition which was executed in April 2005, combined with premium growth within Argonaut Specialty, which also began writing business in the second quarter of 2005. Partially offsetting this growth was a reduction in gross written premiums within the Risk Management segment due to the renewal rights sale effective in the third quarter of 2005.

Consolidated gross written premiums from renewal business increased $571.7 million for the year ended December 31, 2006 as compared to $534.8 million and $470.0 million for 2005 and 2004, respectively. The increases in 2005 and 2006 were primarily attributable to a higher base of expiring policies available for renewal partially offset by a reduction in renewal premiums for the Risk Management segment.

Included in consolidated gross written premiums were $73.5 million, $51.4 million and $47.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, from premiums written and assumed under various reinsurance agreements. Reducing the gross written premiums for the years ended December 31, 2006, 2005 and 2005 were cancellations, endorsements and other adjustments of $2.1 million, $7.3 million and $16.6 million, respectively.

Consolidated net investment income increased in 2006 as compared to 2005 and 2004 due to higher invested balances resulting from positive cash flows from operations, capital raising initiatives in 2004 and 2005, coupled with higher yields. Total invested assets were $2,514.1 million, $2,173.0 million and $1,783.9 million as of December 31, 2006, 2005 and 2004, respectively.

Consolidated gross realized gains were $23.0 million for the year ended December 31, 2006, as compared to $5.5 million and $7.3 million in 2005 and 2004, respectively. Included in gross realized gains was $8.4 million from the sale of a strategic investment and a realized gain of $7.6 million from the sale of a real estate holding. Consolidated gross realized losses were

$1.8 million, $2.2 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in consolidated gross realized losses for the years ended December 31, 2006, 2005 and 2004 were write downs of approximately $1.2 million, $1.0 million and $0.1 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses for the year ended December 31, 2006 was $477.6 million, compared to $427.2 million and $409.7 million for the same periods in 2005 and 2004, respectively. Improvement in the consolidated loss ratio in 2006 as compared to 2005 was primarily attributable to favorable development on prior accident year ultimate losses, partially offset by reserve strengthening for the 2006 accident year in certain lines. Total favorable development on prior accident year losses recognized in 2006 totaled $44.9 million across all lines and segments. Partially offsetting this favorable development was reserve strengthening for the 2006 accident year of $29.1 million due to higher than anticipated emergence of claims in the property, transportation and other liability occurrence lines. Improvement in the loss ratio in 2005 as compared to 2004 was primarily attributable to favorable development on prior year ultimate losses related to business written in 2004 and prior of approximately $20.3 million which includes $3.0 million of favorable development related to the 2004 hurricanes. Partially offsetting the favorable development recognized during 2005 was an increase to loss and loss adjustment expenses of $10.0 million associated with the commutation of a reinsurance contract in the second half of 2005. Included in losses and loss adjustment expense for the years ended December 31, 2005 and 2004 were losses from hurricane activity of $12.1 million and $17.7 million, respectively.

Consolidated loss reserves were $2,029.2 million, $1,875.4 million and $1,607.5 million as of December 31, 2006, 2005 and 2004, respectively. Management has recorded its best estimates of loss reserves as of December 31, 2006 based on current known facts and circumstances. Due to the significant uncertainties inherent in the estimation of loss reserves, there can be no assurance that future loss development will not occur.

Consolidated underwriting, acquisition and insurance costs were $285.1 million, $262.5 million and $222.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The improvement in the expense ratio in 2006 as compared to 2005 was primarily the result of higher earned premiums related to the renewal rights acquisition in the Excess and Surplus Lines segment and Argonaut Specialty as both books of business are more reflective of the inforce business. Additionally, included in underwriting expenses for 2005 was a charge of $6.2 million associated with the commutation of a reinsurance contract.

Consolidated interest expense was $13.0 million, $15.0 million and $11.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense resulting from the junior subordinated debentures was $12.6 million in 2006, compared to $8.9 million and $3.6 million in 2005 and 2004, respectively. The increase in interest expense on the junior subordinated debentures was due to rising interest rates, coupled with recording a full year of interest expense on the $30.9 million of debentures issued in December 2005. Interest expense for funds withheld under a retroactive reinsurance contract totaled approximately $5.5 million and $6.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease in 2005 was due to the commutation of the related reinsurance contract during the third quarter of 2005. Interest expense for various other funds withheld by the insurance subsidiaries totaled $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The consolidated provision for income taxes for the year ended December 31, 2006 was $57.0 million. The consolidated provision for income taxes for the year ended December 31, 2005 was $1.0 million, and includes tax expense of $26.1 million offset by the reversal of the remaining deferred tax valuation allowance of $25.1 million. The consolidated benefit for income taxes for the year ended December 31, 2004 was $11.1 million, and includes tax expense of $12.9 million, a reduction of the deferred tax valuation allowance of $24.0 million. During 2004, the Company reduced its liability for accrued taxes by $10.9 million due to the state of California enacting a law providing for a partial tax deduction for certain insurance company dividends received by a company subject to California corporate income tax. This reduction is included in the $12.9 million provision for income taxes for the year ended December 31, 2004. The reduction of the deferred tax valuation allowance in 2005 and 2004 was based on management’s consideration of limited amounts of future income in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” combined with earnings reported in those years.

Segment Results

As of December 31, 2006, the Company’s operations include four business segments: Excess and Surplus Lines, Select Markets, Public Entity and Risk Management. Additionally, the Company has one Run-off Lines segment for policies written and assumed through the mid-1980’s. In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before consideration of realized gains or losses from the sales of investments. Management excludes realized gains for the evaluation of segment results, as decisions regarding the sales of investments are made at the corporate level. Although this measure of profit (loss) does not replace net income (loss) computed in accordance with accounting principles generally accepted in the United States as a measure of profitability, management utilizes this measure of profit (loss) to evaluate its segments which excludes realized gains and losses on sales of investments.

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

Excess and Surplus Lines. Excess and surplus lines insurance carriers focus on risks that the standard market is unwilling or unable to underwrite due to the unique risk characteristics of the insureds or the lack of insurers offering such coverage, which may be caused by physical perils, the nature of the business or the insured’s loss experience. The Company, through Colony and Argonaut Specialty, its two separate platforms, is able to underwrite these risks with more flexible policy terms at unregulated premium rates to the extent the business is underwritten on an excess and surplus lines basis. Colony provides commercial liability, commercial property, products liability and environmental liability coverages to commercial enterprises, including restaurants, artisan contractors, day-care centers and manufacturers, and professional liability coverages for health care providers and other professionals. Colony is approved as a non-admitted insurer in 49 states, the District of Columbia and the U.S. Virgin Islands. Included in Colony’s results of operations is the effect of a renewal rights acquisition that was effective April 1, 2005. Argonaut Specialty, the Company’s second excess and surplus lines platform, began operations in the second quarter of 2005. Argonaut Specialty provides primary general liability, excess/umbrella coverage and property lines of business for risks the admitted market chooses not to underwrite. Argonaut Specialty’s risks are typically larger than Colony’s and it utilizes a smaller distribution platform.

The following table summarizes the results of operation for the Excess and Surplus Lines segment:

	Years ended December 31,
(in millions)	2006	2005	2004
Gross written premiums	$761.5	$619.8	$421.2

Earned premiums	526.5	374.9	305.1
Losses and loss adjustment expenses	303.2	231.2	199.4
Underwriting expense	164.7	116.0	89.8

Underwriting income	58.6	27.7	15.9
Net investment income	43.6	30.0	21.0

Income before taxes	$102.2	$57.7	$36.9

Loss ratio	57.6%	61.6%	65.4%
Expense ratio	31.3%	31.0%	29.4%

Combined ratio	88.9%	92.6%	94.8%

The increase in earned premiums over the three year period ended December 31, 2006 was the result of growth in gross written premiums. This growth was primarily attributable to development and integration of the business acquired through the renewal rights acquisition and growth within Argonaut Specialty. Colony’s gross written premiums from new business, inclusive of premiums written through the renewal rights agreement, increased to $329.8 million for the year ended December 31, 2006, compared to $309.2 million and $237.1 million for the years ended December 31, 2005 and 2004, respectively. Argonaut Specialty contributed gross written premiums from new business of $113.8 million for the year ended December 31, 2006 compared to $73.0 million for the same period ended in 2005.

Gross written renewal premiums for the year ended December 31, 2006 were $313.5 million, compared to $243.5 million for 2005 and $203.2 million for 2004. A larger base of expiring premiums contributed to the increased renewal premiums, including $43.0 million in renewal premiums written by Argonaut Specialty for the year ended December 31, 2006.

Included in gross written premiums for the year ended December 31, 2006 was $8.3 million for premiums assumed under a reinsurance agreement, effective in January 2006. The Company recognized $4.1 million in earned premiums under this program. Gross written premiums were offset by cancellations, endorsements and other adjustments of approximately $3.8 million, $5.9 million and $19.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On March 31, 2003, Colony entered into a quota share reinsurance agreement with HCC Insurance Holdings, Inc. (HCC). Under the terms of this agreement, the Company cedes 15% of the gross written premiums from the Excess and Surplus Lines segment, exclusive of Argonaut Specialty and a portion of the renewal rights acquisition, to HCC and HCC will, in turn, assume 15% of the losses. For the year ended December 31, 2006, the Company ceded $74.9 million of gross written premiums, $71.6 million of earned premiums and $41.3 million in losses and loss adjustment expenses. For the year ended December 31, 2005, the Company ceded $66.0 million of gross written premiums, $64.6 million of earned premiums and $35.6 million in losses and loss adjustment expenses. For the year ended December 31, 2004, the Company ceded $62.0 million of gross written premiums, $58.5 million of earned premiums and $35.7 million in losses and loss adjustment expense. The Company receives a ceding commission to offset its acquisition costs related to these premiums. For the years ended December 31, 2006, 2005 and 2004, the Company earned a ceding commission of $14.9 million, $13.2 million and $11.6 million, respectively.

Losses and loss adjustment expenses for the year ended December 31, 2006 resulted in a loss ratio of 57.6%, compared to 61.6% and 65.4% for the same periods in 2005 and 2004, respectively. Included in losses and loss adjustment expense for the year ended December 31, 2006 was favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. Partially offsetting the favorable development related to prior year loss reserves, during 2006 the Company added $24.3 million in losses for the most recent accident year. Of the $24.3 million, $11.1 million was related to higher than expected property losses and the remainder was associated with casualty business resulting from increased severity, rate changes and an increased net retention. Included in the 2005 loss ratio is $11.2 million in catastrophe losses resulting from the hurricane activity during the latter half of 2005. Partially offsetting the hurricane losses in 2005 was favorable development on prior year losses of $12.7 million, including $5.1 million related to 2004 hurricanes and $7.6 million related to favorable development on property and casualty lines of business written in 2004 and prior. Losses of $15.4 million related to hurricane activity during 2004 were included in the 2004 loss ratio, as was prior year adverse loss development of $4.2 million, which resulted in a higher loss ratio as compared to 2005 and 2006. Loss reserves for the Excess and Surplus Lines segment were $897.6 million, $703.0 million and $474.2 million as of December 31, 2006, 2005 and 2004, respectively.

The increase in the expense ratios to 31.3% for the year ended December 31, 2006 as compared to 31.0% for the same period in 2005 was due primarily to an increase in admitted business (due to the renewal rights acquisition), which typically has higher acquisition costs than non-admitted business, in 2006 as compared to 2005. The increase in the expense ratio in 2005 as compared to 2004 was primarily attributable to start-up costs associated with the April 2005 renewal rights acquisition and the formation of Argonaut Specialty.

The increase in net investment income for the year ended December 31, 2006 as compared to 2005 and 2004 was primarily attributable to higher invested assets resulting from increased cash flows and a $37.0 million capital contribution, coupled with higher yields. Invested assets were $1,132.1 million, $818.5 million and $640.5 million as of December 31, 2006, 2005 and 2004, respectively.

Select Markets. This segment provides property and casualty coverages targeting specific groups of insureds and is underwritten by Great Central, Rockwood and Grocers Insurance. Great Central specializes in property insurance, liability insurance and workers compensation coverage in three broadly defined markets: food and hospitality, religious and other institutions, and specialty retail. Rockwood primarily provides workers compensation insurance for coal mines, other mining business and small commercial accounts. In addition, Rockwood provides supporting general liability, umbrella liability, property, commercial automobile and surety business, for certain of its mining accounts. In December 2003, the Company acquired the right to renew business underwritten by the Grocers Insurance segment of Royal and Sun Alliance USA. Grocers Insurance underwrites property, general liability, and workers compensation to privately owned independent grocers throughout the United States. Also included in the Select Markets segment are policies and programs written through the Company’s Corporate Accounts division.

The following table summarizes the results of operations for the Select Markets segment:

	Years ended December 31,
(in millions)	2006	2005	2004
Gross written premiums	$318.1	$296.6	$250.0

Earned premiums	216.7	194.0	165.8
Losses and loss adjustment expenses	136.5	126.0	112.4
Underwriting expense	60.7	53.7	46.8

Underwriting income	19.5	14.3	6.6
Net investment income	17.4	14.3	11.0

Income before taxes	$36.9	$28.6	$17.6

Loss ratio	63.0%	64.9%	67.8%
Expense ratio	28.0%	27.7%	28.3%

Combined ratio	91.0%	92.6%	96.1%

The increase in earned premiums was due to increased premium writing in all years presented. Gross written premiums from renewal business increased to $202.7 million for the year ended December 31, 2006 compared to $178.8 million and $120.7 million for 2005 and 2004, respectively. The increase in gross written premiums from renewal policies in 2006 was primarily attributable to a large account which was first written in 2005 for $18.4 million. The account was renewed in the fourth quarter of 2006 for a 17-month term with premium of $22.6 million. The remaining increase was due to a larger base of expiring premiums subject to renewal. Gross written premiums resulting from new business were $50.6 million, $69.9 million and $90.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decline was attributable primarily to a planned shift from small commercial workers compensation accounts to large deductible accounts within the Company’s specialty workers compensation product line, as well as increased competition.

The Company has entered into various quota share reinsurance programs to assume premiums and losses written by the insurance subsidiaries of HCC. Under the terms of these programs, the Company assumes 1.5% to 3.0% of the business written by HCC. For the year ended December 31, 2006, the Company assumed gross written premiums of $14.1 million, earned premiums of $10.0 million and losses and loss adjustment expense of $6.4 million. For 2005, the Company assumed gross written premiums of $6.4 million, earned premiums of $5.5 million and losses and loss adjustment expense of $3.5 million. For 2004, the Company assumed gross written premiums of $9.1 million, earned premiums of $14.7 million and losses and loss adjustment expense of $9.3 million.

Included in gross written premiums are workers compensation premiums for insurance programs marketed by certain state funds in jurisdictions where the state funds are not licensed. The Company receives a ceding commission and cedes 100% of the premiums and related losses to the respective state fund. Gross written premiums for state fund business were $47.8 million in 2006, $37.6 million in 2005 and $28.3 million in 2004.

Losses and loss adjustment expenses for the year ended December 31, 2006 resulted in a loss ratio of 63.0%, compared to 64.9% and 67.8% for 2005 and 2004 respectively. Included in losses and loss adjustment expenses for the year ended December 31, 2006, was favorable development on prior accident years of $4.1 million primarily attributable to a $3.0 million reduction in a lead paint reserves due to claims settlements and $4.0 million of favorable loss development from ongoing actuarial reviews, offset by unfavorable prior year development of $2.3 million from the unwinding of workers compensation discount and $0.6 million of unallocated loss adjustment expenses. Partially offsetting this net favorable development was a $2.4 million addition due to higher than expected property losses for the current accident year. The decrease in the loss ratio for the year ended December 31, 2005 as compared to 2004 was primarily the result of refinement of the underwriting profile and improved terms and conditions. Included in losses and loss adjustment expenses for the year ended December 31, 2005, was $0.6 million in catastrophe losses resulting from the hurricanes that made landfall during 2005. Included in losses and loss adjustment expense for the year ended 2004 was $3.5 million of adverse development related to prior accident years. This development was primarily attributable to reserve strengthening as a result of the actuarial analysis completed in the fourth quarter of 2004 coupled with the impact of the reserve discount related to the workers compensation reserves. The Select Market segment’s loss reserves were $353.7 million, $315.8 million and $254.8 million as of December 31, 2006, 2005 and 2004, respectively.

The expense ratio for the year ended December 31, 2006 was 28.0%, compared to 27.7% and 28.3% for 2005 and 2004, respectively. The increase in the expense ratio in 2006 as compared to 2005 was primarily attributable to a reduction in the ceding commission received by the Company for the state fund business. The increase in the expense ratio in 2004 was primarily due to increased start up costs resulting from the Grocers Insurance renewal rights acquisition.

The increase in net investment income for the year ended December 31, 2006 as compared to 2005 and 2004 was primarily attributable to higher invested assets resulting from increased cash flows, coupled with higher yields. Invested assets were $425.3 million, $356.8 million and $302.4 million as of December 31, 2006, 2005 and 2004, respectively.

Public Entity. Trident, a wholly owned subsidiary of the Company, functions as a managing general underwriter, dedicated to servicing the insurance needs of preferred small to intermediate sized governmental entities and school districts throughout the United States. Trident offers a comprehensive insurance package, including property, inland marine, crime, general liability, public officials’ liability, law enforcement liability, automobile liability, automobile physical damage and excess liability coverages. Trident currently underwrites the majority of its products through Great Central and Argonaut Insurance.

The following table summarizes the results of operation for the Public Entity segment:

	Years ended December 31,
(in millions)	2006	2005	2004
Gross written premiums	$73.7	$67.0	$87.9

Earned premiums	54.4	59.3	61.7
Losses and loss adjustment expenses	28.0	33.1	39.9
Underwriting expense	17.3	21.7	20.7

Underwriting income	9.1	4.5	1.1
Net investment income	4.4	4.9	2.3

Income before taxes	$13.5	$9.4	$3.4

Loss ratio	51.4%	55.8%	64.7%
Expense ratio	31.9%	36.5%	33.5%

Combined ratio	83.3%	92.3%	98.2%

The increase in gross written premiums for the year ended December 31, 2006 as compared to 2005 was primarily the result of an increase in new business written in 2006 as compared to 2005. This increase in new business is a result of both expansions into new states as well as an increase in business from select agents. The decrease in gross written premiums for the year ended December 31, 2005 as compared to 2004 was primarily the result of a decrease in new business written in 2005 as compared to 2004. This decrease in new business during 2005 as compared to 2004 was a reflection of a change in distribution partners in several states, the increasingly competitive market and risk selection. For the year ended December 31, 2006, the Public Entity segment wrote $18.2 million in new business as compared to $7.7 million and $34.2 million for the same periods in 2005 and 2004, respectively. Renewal business written by this segment was $55.5 million for the year ended December 31, 2006, as compared to $59.3 million and $53.7 million for the same periods in 2005 and 2004, respectively. The decrease in earned premiums for the year ended December 31, 2006, as compared to the same period in 2005, was primarily attributable to the higher premium writings in 2004, which were earned during 2005.

Losses and loss adjustment expenses for the year ended December 31, 2006 resulted in a loss ratio of 51.4% compared to 55.8% in 2005 and 64.7% for 2004. The decrease in the loss ratio in 2006 is primarily attributable to $6.7 million of favorable development in both casualty and property business written in 2005 and prior. Partially offsetting the favorable development was an increase to the current accident year of $2.4 million due to September storm activity and higher than expected losses in the automobile liability line of business. The decrease in the loss ratio in 2005 is primarily attributable to $3.8 million of favorable development in both casualty and property business written in 2004 and prior. This prior year favorable development is net of $2.0 million of unfavorable development recorded in 2005 related to 2004 hurricane losses. Loss reserves for the Public Entity segment were $68.8 million, $73.6 million and $60.0 million as of December 31, 2006, 2005 and 2004, respectively.

The expense ratio for the year ended December 31, 2006 was 31.9% compared to 36.5% and 33.5% for the same periods of 2005 and 2004, respectively. The decrease in the expense ratio in 2006 was primarily related to a regulatory windstorm assessment refund received in 2006 associated with the 2005 hurricanes. The original assessment was included in the expense ratio for the year ended December 31, 2005 contributing to the difference in the expense ratio for the year ended December 31, 2006 as compared to 2005. The increase in the expense ratio in 2005 as compared to 2004 was also primarily related to the same regulatory windstorm assessment in 2005.

The decrease in net investment income was primarily attributable to lower invested balances due to the lower premium base during 2006 as compared to 2005. Net invested assets were $110.7 million, $116.5 million and $104.5 million as of December 31, 2006, 2005 and 2004, respectively.

Risk Management. The Company announced on August 29, 2005 that it sold the renewal rights to a substantial portion of its risk management business to XL America, Inc. (XL). Under the agreement, XL began offering renewal quotes to selected risk management clients beginning in September 2005. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights. Activity for the year ended December 31, 2006 was primarily the result of the run-off of policies written prior to the renewal rights sale, coupled with the run-off of claims.

The following table summarizes the results of operation for the Risk Management segment:

	Years ended December 31,
(in millions)	2006	2005	2004
Gross written premiums	$2.2	$72.3	$144.3

Earned premiums	15.4	70.8	101.3
Losses and loss adjustment expenses	—	39.3	60.2
Underwriting expense	23.6	45.2	50.7

Underwriting loss	(8.2)	(13.7)	(9.6)
Net investment income	33.7	31.9	29.9

Income before taxes	$25.5	$18.2	$20.3

Combined ratio	153.2%	119.4%	109.5%

Earned premiums decreased to $15.4 million for the year ended December 31, 2006 as compared to $70.8 million and $101.3 million for the same periods in 2005 and 2004, respectively. The decrease in earned premiums is the result of the decrease in gross written premiums due to the sale of the renewal rights in 2005. Earned premiums in 2006 were the result of premiums written in 2005 continuing to earn out through 2006. Partially offsetting the 2006 earned premiums was a $4.8 million increase in return premiums for retrospectively rated policies.

Losses and loss adjustment expenses of $10.3 million for the year ended December 31, 2006 were offset by an equal amount of favorable development on prior accident year reserves. Favorable development consisted of $7.0 million in the workers compensation line due to continued improvement in the 2001 through 2005 accident years due to the impact of California Benefit Reform. The Company recognized $2.6 million in favorable development on involuntary pool losses, and other lines had $0.7 million of favorable development.

For 2005, the Risk Management segment had $1.1 million of favorable development including $6.6 million decrease in other liability reserves resulting from favorable trends on older accident years, offset by $5.5 million of unfavorable development in workers compensation. The unfavorable workers compensation development was driven by $8.0 million of reduced ceded losses from a reinsurance commutation partially offset by favorable development on involuntary pool losses.

Losses and loss adjustment expenses for the year ended 2004 were reduced by $5.3 million for favorable prior accident year development. Favorable development mainly attributable to the 2001, 2002 and 2003 accident years was partially offset by unfavorable development on accident years prior to 2001. Loss reserves for the Risk Management segment were $513.7 million, $580.4 million and $598.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Underwriting expenses in 2006 decreased by $21.6 million compared to 2005 as a result of the sale of the renewal rights. The expense ratio for the year ended 2005 was 64.0% compared to 50.0% in 2004. The increase in the expense ratio in 2005 was primarily caused by earned premium decreasing at a faster rate than costs to service the run off of this book of business.

Net investment income increased to $33.7 million for the year ended December 31, 2006, compared to $31.9 million and $29.9 million for the years ended December 31, 2005 and 2004, respectively, primarily due to higher invested assets coupled with increased yields. Invested assets as of December 31, 2006 were $766.1 million, compared to $743.4 million as of December 31, 2005 and $657.5 million as of December 31, 2004.

Beginning in the first quarter of 2007, the results of the Risk Management segment will be included in the Run-off Lines segment.

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

For the year ended December 31, 2006, the Run-off Lines segment incurred an underwriting loss of $9.9 million, compared to underwriting losses of $12.5 million and $0 million for the same periods of 2005 and 2004, respectively (see discussion below).

The Company, through its subsidiary Argonaut Insurance Company, is exposed to asbestos liability at the primary level through claims filed against its direct insureds, as well as through its position as a reinsurer of other primary carriers. Argonaut Insurance has direct liability arising primarily from policies issued from the mid 1970s to early 1980s which pre-dated policy contract wording that excluded asbestos exposure. During 2004 the Company settled a large direct exposure for $29.8 million (see discussion below). The majority of the direct policies were issued on behalf of small contractors or construction companies. The Company believes that the frequency and severity of asbestos claims for such insureds is typically less than that experienced for large, industrial manufacturing and distribution concerns.

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

The following table represents a reconciliation of total gross and net reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2006. Amounts in the net column are reduced by reinsurance recoverables:

	2006		2005		2004
(in millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the year	$164.6	$154.3	$176.4	$162.0	$219.6	$180.0
Incurred losses	19.2	16.9	4.1	6.2	4.7	—
Losses paid	17.0	14.4	15.9	13.9	47.9	18.0

Loss reserves - asbestos and environmental, end of the year	166.8	156.8	164.6	154.3	176.4	162.0
Other Run-off Lines	28.6	19.6	38.0	29.3	43.3	33.3
Net reserves ceded - retroactive reinsurance contract	—	—	—	—	—	(41.4)

Total reserves - Run-off Lines	$195.4	$176.4	$202.6	$183.6	$219.7	$153.9

The following table represents the components of gross loss reserves for the Run-off Lines for each of the years in the three-year period ended December 31, 2006:

(in millions)	2006	2005	2004
Asbestos:
Direct
Case reserves	$11.8	$8.1	$8.9
ULAE	2.9	2.4	2.3
IBNR	25.1	30.0	33.2

Total direct written reserves	39.8	40.5	44.4

Assumed domestic
Case reserves	33.9	32.4	34.0
ULAE	4.9	3.3	2.7
IBNR	41.0	35.3	37.2

Total assumed domestic reserves	79.8	71.0	73.9

Assumed London
Case reserves	11.0	11.9	13.9
ULAE	1.7	1.3	1.1
IBNR	11.0	16.5	17.7

Total assumed London reserves	23.7	29.7	32.7

Total asbestos reserves	143.3	141.2	151.0

Environmental:
Case reserves	9.4	11.0	12.6
ULAE	1.5	1.3	1.3
IBNR	12.6	11.1	11.5

Total environmental reserves	23.5	23.4	25.4
Other Run-off Lines	28.6	38.0	43.3

Total reserves—Run-off Lines	$195.4	$202.6	$219.7

Annually the Company reviews its loss and loss adjustment expense reserves for its Run-off Lines of business, inclusive of its asbestos and environmental claims. The process is initiated at the end of the second quarter and is typically completed in the third quarter of the calendar year. The Company continually monitors the status of the claims, and may make adjustments outside of the annual review period. The review entails a detailed analysis of the Company’s direct and assumed exposure. The Company engages a consulting actuary to provide its best estimate of ultimate losses and management evaluates that estimate in assessing the adequacy of the Run-off Lines loss and loss adjustment expense reserves.

For the year ended December 31, 2006, the Company strengthened loss reserves for the asbestos and environmental claims by $12.2 million. The Company also increased its unallocated loss adjustment expense reserves by $4.7 million to reserve for the cost to handle and run-off these claims. Partially offsetting these increases was a reduction to the medical malpractice reserves (within “other run-off lines” in the table above) of $7.0 million. During the year ended December 31, 2006, the last two open traditional medical malpractice claims were closed. Only one potential class action suit is still open, and management believes that current reserves adequately represent the Company’s total liability. The Company is beyond the statutes of limitations for filing new medical malpractice claims in all jurisdictions.

In 2005, the Company recorded an additional $0.1 million in reserves and the Company strengthened its unallocated loss adjustment expense reserves by $4.1 million based upon this analysis. Losses and loss adjustment expense for the year ended December 31, 2005 include a $2.0 million increase to the allowance for doubtful accounts related to certain reinsurance treaties from prior accident years. In addition, the 2005 underwriting loss includes a $6.0 million increase to the allowance for doubtful accounts for paid reinsurance balances recoverable to reflect management’s best estimate based on its regular review of these balances.

In 2004, the Company completed its analysis of the adequacy of loss and loss adjustment expense reserves for its Run-off Lines and the review indicated the carried reserves were adequate based on the facts and circumstances then available to the Company.

Total reserves for Run-off Lines as of December 31, 2006 were $176.4 million, net of reinsurance, including reserves for asbestos and environmental claims of $156.8 million. Management uses various actuarial methods to determine its best estimate of losses for the Run-off Lines in total, which resulted in a range of potential ultimate liability, net of reinsurance, of

$138.5 million to $249.1 million. In determining its best estimate, management primarily relied on the report year method, with some weight given to other methods. The report year method relies most heavily on the Company’s historical claims and severity information, whereas other methods rely more heavily on industry information. This method produces an estimate of losses which have been incurred but not yet reported based on projections of future claims and the average severity for those future claims. The severities were calculated based on the Company’s specific data and in management’s opinion best reflect the Company’s liabilities based upon the insurance policies issued. As a result of this reserve analysis, the reserve for incurred but not reported asbestos and environmental claims (net of reinsurance) at December 31, 2006, was $86.5 million compared to $86.0 million and $89.4 million as of December 31, 2005 and 2004, respectively. The reserve for incurred but not reported claims for the remaining Run-off Lines (net of reinsurance) was $4.0 million as of December 31, 2006, compared to $12.0 million and $12.7 million as of December 31, 2005 and 2004, respectively.

The following table represents a reconciliation of the number of asbestos and environmental claims outstanding for each of the years in the three-year period ended December 31, 2006:

	2006	2005	2004
Open claims, beginning of the year	7,199	8,058	8,152
Claims closed during the year	1,540	1,526	1,343
Claims opened during the year	592	667	1,249

Open claims, end of the year	6,251	7,199	8,058

The number of claims opened during the three years ended December 31, 2006 were from the following sources:

	2006	2005	2004
Direct	72	41	89
Assumed domestic	384	436	885
Assumed London	136	190	275

Total open claims	592	667	1,249

New claims in the reinsurance assumed categories are primarily the result of the Company typically providing coverage for higher limits which are payable only after other layers of reinsurance are exhausted. Additionally, there tend to be long delays in the ceding companies reporting claims to the reinsurers.

The following table represents gross payments on asbestos and environmental claims for each of the years in the three-year period ended December 31, 2006:

(in millions)	2006	2005	2004
Gross payments on closed claims	$2.3	$4.1	$34.9
Gross payments on open claims	14.7	11.8	13.0

Total gross payments	$17.0	$15.9	$47.9

Included in the gross payments on closed claims in 2004 is a settlement relating to the Western MacArthur litigation. The Company, through its subsidiary Argonaut Insurance, was named in various legal actions filed by Western MacArthur Company, Western Asbestos Company (the MacArthur Companies) and certain other individual claimants. Argonaut Insurance’s involvement in these actions arose from nine construction wrap-up policies with an occurrence limit of $200,000 per policy issued to Western MacArthur Company and Western Asbestos Company, respectively, for liability arising out of work performed on five construction sites in the 1960’s and 1970’s. On April 14, 2004, the Bankruptcy Court presiding over the Chapter 11 Bankruptcy of the MacArthur Companies entered orders giving final approval to settlements reached with all property and casualty insurers of the MacArthur Companies currently in litigation, including Argonaut Insurance. A bankruptcy reorganization plan filed by the MacArthur Companies will be implemented and all existing and future claims against the MacArthur Companies related to asbestos will be channeled solely to a trust. Argonaut Insurance contributed $29.8 million into the bankruptcy trust and received a release from the MacArthur Companies as to any and all existing or future asbestos-related claims, including any claims for extra-contractual relief, arising directly or indirectly out of any alleged coverage under the nine Argonaut Insurance polices at issue. In addition, claimants seeking funds from the trust will be required to execute release and indemnity agreements in favor of Argonaut Insurance as a condition to receiving payment. The Company ceded the majority of its $29.8 million contribution to its reinsurers.

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

Liquidity and Capital Resources

The Company’s principal cash flow sources are premiums and investment income. The primary cash outflows are claim payments and operating expenses. The nature of insurance is that cash collected for premiums written is invested, interest and dividends are earned thereon, and loss and settlement expenses are paid out over a period of years. This period of time varies by line of business and by the circumstances surrounding each claim. A substantial portion of the Company’s loss and loss expenses are paid out over more than one year. Additional cash outflow occurs through payments of underwriting and acquisition costs such as commissions, taxes, payroll and general overhead expenses. Management believes that cash receipts from premiums and investment income are sufficient to cover cash outflows in the foreseeable future. Should the need for additional cash arise, the Company has access to additional sources of liquidity.

For the year ended December 31, 2006, net cash provided by operating activities was $299.0 million, compared to $333.2 million for the year ended December 31, 2005 and $128.0 million for the year ended December 31, 2004. The decrease in cash flows from operations in 2006 as compared to 2005 was primarily attributable to tax payments of $42.3 million for the year ended December 31, 2006 compared to tax payments of $12.1 million for the same period in 2005. Additionally, interest paid on the junior subordinate debentures increased $3.9 million for the year ended December 31, 2006 as compared to 2005 due to higher interest rates. The increase in cash flows from operations in 2005 as compared to 2004 was largely due to increased premiums volumes within the Excess and Surplus Lines segment, increased investment income and the collection of a disputed receivable of $45.0 million.

Net cash used by investing activities totaled $292.4 million, $414.7 million and $250.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash was primarily used to acquire fixed maturity and equity investments, offset by cash received from sales, calls and maturities of fixed asset securities and sales of equity securities. The Company received $17.3 million in cash as a result of the sale of a strategic investment during the year ended December 31, 2006. As of December 31, 2006, 2005 and 2004, $213.2 million, $272.6 million and $112.4 million, respectively, of the investment portfolio were invested in short-term, liquid investments.

During the year ended December 31, 2005, the Company received principal payments on real estate notes receivable totaling approximately $19.7 million, including an $18.7 million payoff of one of the notes. During the year ended December 31, 2006, the Company received $18.1 million as full payment of the remaining note receivable. Additionally, in the third quarter of 2006, the Company sold a property in California, resulting in cash received of $7.7 million.

Net cash provided by financing activities totaled $7.5 million and was primarily the result of cash received through stock options exercises. Net cash provided by financing activities totaled $79.5 million for the year ended December 31, 2005, and was primarily attributable to the Company’s issuance of common stock and junior subordinated debentures. For the year ended December 31, 2004, net cash provided by financing activities totaled $83.8 million, and was primarily attributable to the Company’s issuance of junior subordinated debentures.

Cash dividends paid to preferred shareholders totaled $1.4 million, $2.2 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in preferred dividends paid was the result of the reduction of preferred shares outstanding (1.0 million shares outstanding at December 31, 2006 compared to 2.4 million shares at December 31, 2005), coupled with a reduction of the dividend rate from 7% in 2005 to 6% in 2006. The reduction in the dividend rate was the result of an improved risk based capital ratio in 2005 and continuing into 2006.

During 2005, Argonaut Group Statutory Trust X (Trust X), a wholly owned subsidiary of the Company, sold 30,000 Floating Rate Capital Securities (the Capital Securities) (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. The statutory trust is not consolidated with the Company, as the primary beneficiaries are the investors of the floating rate securities. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2035 from the Company. The Debentures have the same payment terms as the Capital Securities.

The initial interest rate on the Debentures and the Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. After September 15, 2010, the Company will have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2010 upon the happening of specified events at the greater of (i) 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of (a) the discounted present value of the principal amount of the Debentures, (b) the discounted present value of the interest payable on the Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the Debentures through the redemption date.

During 2004, the Company, through a series of statutory trusts, sold $83.0 million of Floating Rate Capital securities (the Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the Debentures) from the Company. The interest rates on the Debentures and the Capital Securities are equal to the 3-Month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The remaining debentures have interest rates that are not to exceed the highest rate permitted by New York Law prior to the coupon cap date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, the Company, through a series of statutory trusts, sold $27.0 million of Floating Rate Capital securities (the Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the Debentures) from the Company. The interest rates on the Debentures and the Capital Securities are equal to the 3-Month LIBOR plus a margin of 4.10%, reset quarterly. The interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 100.95% plus accrued and unpaid interest to the date of redemption.

On March 6, 2006, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto. The Credit Agreement provides for an initial $75 million revolving credit facility, and the commitments thereunder shall expire on the third anniversary of the Credit Agreement. The borrower shall have the option to seek on up to three occasions an increase in the facility to provide for an additional aggregate amount of availability of up to $50 million. As of December 31, 2006, no borrowing capacity has been utilized under the Credit Agreement. Borrowings by the Company under the Credit Agreement may be used for general corporate purposes, including working capital and permitted acquisitions. The Credit Agreement contains certain affirmative and negative covenants. The Company is in compliance with all covenants of the Credit Agreement as of December 31, 2006.

The Company invests excess cash in a variety of investment securities. As of December 31, 2006, the Company’s investment portfolio consisted of 80.6% fixed maturities, 10.3% equities, 0.6% other investments and 8.5% short-term investments, compared to 77.1% fixed maturities, 9.2% equities, 1.1% other investments and 12.6% short-term investments for the same period in 2005. The Company classifies its investment portfolio as available for sale; therefore all investments are reported at fair market value, with unrealized gains and losses, net of tax, being reported as a component of shareholders’ equity. As of December 31, 2006, the Company had no investment in any one security that exceeded 10% of shareholders’ equity.

The Company’s insurance subsidiaries require liquidity and adequate capital to meet ongoing obligations to policyholders and claimants, and to fund operating expenses. During the three years ended December 31, 2006, the Company’s liquidity generated from operations and investment income were sufficient to meet obligations. Adequate levels of liquidity and surplus are maintained to manage the risks inherent with any differences between the duration of its liabilities and invested assets. The Company believes it maintains sufficient liquidity to pay claims and expenses, as well as satisfy its commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies.

The Company maintains a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard its financial position. The additional reinsurance costs of the Company’s program, to the extent not passed on to customers through increased rates, may have a negative impact on liquidity.

Concerns over terrorist activity have both curtailed the availability of reinsurance for terrorism related risks and increased the cost of obtaining such reinsurance where it is still available. The effect on the Company’s insurance subsidiaries varies by line of business, but reinsurance coverage for terrorist acts involving nuclear, biological and chemical agents is no longer available or cost prohibitive in some instances, thus preventing ceding of these risks through reinsurance. The Company’s insurance subsidiaries consider the exposure to these risks as well as other risks in order to make appropriate decisions on policy exclusions, pricing and renewals, although laws in many states (and particularly those relating to workers compensation insurance) place limits on the ability of insurers to effectively limit these risks by contract.

The insurance subsidiaries must maintain certain levels of policyholders’ surplus to support premium writings. Guidelines of the National Association of Insurance Commissioners suggest that a property and casualty insurer’s ratio of annual statutory net premium written to policyholders’ surplus should not exceed 3-to-1. The ratio of combined annual statutory net premium written by the insurance subsidiaries to their combined policyholders’ surplus was 1.1-to-1 as of December 31, 2006. Current levels of policyholders’ surplus are adequate to support current premium writings, based on this standard. The Company monitors premium and statutory surplus levels of the insurance subsidiaries to ensure that the subsidiaries maintain adequate premiums to surplus ratios. Failure of any insurance subsidiary to maintain adequate levels of policyholders’ surplus could negatively impact the ability to write additional premiums.

In addition, regulators and rating agencies utilize a risk based capital (RBC) test designed to measure the acceptable amount of surplus an insurer should maintain, based on specific inherent risks of each insurer. Insurers failing to meet this benchmark level may be subject to scrutiny by the insurer’s domiciliary insurance department and potentially result in rehabilitation or liquidation. At December 31, 2006, the total adjusted capital of each of the Company’s insurance subsidiaries exceeded the minimum levels required under RBC. The Company continually monitors the RBC ratios and will implement strategies to maintain ratios above the regulatory minimums.

Credit Risk

Credit risk is a major factor of the overall enterprise risk within the Company, and the Company has established policies and procedures to evaluate the Company exposure, particularly with regards to its investment holdings, and its receivable balances from insureds and reinsurers.

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

The pension plan measurement date for purposes of the consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which management believes the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2006, the Company used the following assumptions: a discount rate of 5.5% and an expected rate of return on plan assets of 5.5%.

In the fourth quarter of 2006, management decided to transfer the management of the plan assets to an outside investment advisor. As of December 31, 2006, the investments consisted primarily of cash and short-term investments, as the portfolio’s long-term investments were allowed to mature without reinvestment in anticipation of the transaction. Functional transfer of control to the new advisor is expected to occur in the first half of 2007, with a target allocation of 50% equity and 50% fixed maturity investments in order to align the portfolio’s risk composition with the maturity of the benefit obligations. The fair market value of the investment portfolio as of December 31, 2006 was $27.0 million and included net unrealized losses of $0.2 million.

The Company curtailed both its defined benefit pension plan and its non-qualified unfunded supplemental defined benefit plan in February 2004. During 2004, the Company did not incur any pension expense. The Company incurred pension expense of $0.4 million and $0.6 million during the years ended December 31, 2006 and 2005, respectively. The projected pension obligation as of December 31, 2006 was $26.6 million. Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2007.

Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage approximately $252.9 million of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the Company’s Board of Directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. were approximately $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford is one of the oldest independent wholesale insurance brokers in the country, placing nearly $3.0 billion in premium volume annually. David Hartoch, who is a member of the Company’s Board of Directors, was the Chairman and Chief Executive Officer of Swett & Crawford from 1997 to 2003. From 2003 to 2005, Mr. Hartoch served as a consultant to Swett & Crawford. On April 1, 2005, Mr. Hartoch was re-appointed as acting Chairman and Chief Executive Officer of Swett & Crawford and on November 15, 2005, Mr. Hartoch was appointed Chairman of Swett & Crawford. During 2006, the Company, through its Excess and Surplus Lines segment, wrote $37.7 million in premiums through Swett & Crawford. Swett & Crawford earned $6.8 million in commissions on this business.

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

The Company and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company’s Board of Directors. As of December 31, 2006, AAM managed $880.9 million of the Company’s investments. The Company paid AAM $0.7 million for services provided in 2006, which constituted less than 5% of AAM’s consolidated gross revenues for 2006. It is anticipated that for calendar year 2007 revenue generated from the Company under the AAM Investment Management Agreement will again comprise less than 5% of the gross consolidated revenues of AAM. The AAM Investment Management Agreement does not have a specified term but is terminable by either party at any time on 30 days advance written notice.

Off-Balance Sheet Arrangements

The Company has no material obligations under a guarantee contract. The Company has no material retained or contingent interests in assets transferred to an unconsolidated entity. The Company has no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. The Company has no unrecorded obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the Company. Accordingly, the Company has no material off-balance sheet arrangements, other than operating leases.

Contractual Obligations

The Company’s estimated contractual obligations and commitments as of December 31, 2006 were as follows:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Junior subordinated debentures (1)	$504.2	$13.6	$25.9	$25.9	$438.8
Capital lease obligations	6.0	0.7	1.4	1.4	2.5
Operating leases	30.7	6.2	11.8	9.2	3.5
Purchase obligations (2)	1.6	1.4	0.2	—	—
Other long-term liabilities:
Claim payments (3)	2,029.2	365.3	497.1	192.8	974.0
Series A preferred stock dividend (4)	2.4	0.5	0.7	0.7	0.5

Total contractual obligations	$2,574.1	$387.7	$537.1	$230.0	$1,419.3

(1)	Interest only due on Junior Subordinated Debentures through 2008. Interest calculated based on rate in effect at December 31, 2006. Principal due beginning May 2033.
(2)	Purchase obligations consist primarily of software servicing and licensing fees.
(3)	Claims payments do not have a contractual maturity; exact timing of claims payments cannot be predicted with certainty. The above table estimates timing of claims payments based on historical payment patterns and excludes the benefits of reinsurance recoveries.
(4)	6% annual dividends on 500,000 shares of convertible preferred stock, based on the number of shares outstanding as of February 16, 2007. Obligation calculated assuming outstanding preferred stock will convert on 10 year anniversary date.

Recent Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 1 – Business and Significant Accounting Policies in the Notes to the Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” on page 53.

Critical Accounting Estimates

Reserves for Losses and Loss Adjustment Expenses. The Company establishes reserves for the estimated total unpaid costs of losses including loss adjustment expenses (LAE), for losses that occurred in 2006 and prior. Unless otherwise specified below, the term “loss reserves” shall encompass reserves for both losses and LAE. Loss reserves reflect management’s best estimate of the total cost of (i) claims that have been incurred, but not yet paid, and (ii) claims that have been “incurred but not yet reported” (IBNR). Loss reserves established by the Company are not an exact calculation of the Company’s liability. Rather, loss reserves represent management’s best estimate of its liability based on application of actuarial techniques and other projection methodology and taking into consideration other facts and circumstances known at the balance sheet date. The process of establishing loss reserves is complex and necessarily imprecise, as it involves using judgment that is impacted by many variables such as past loss experience, current claim trends and the prevailing social, economic and legal environments. The impact of both internal and external variables on ultimate loss and LAE costs is difficult to estimate. The Company writes several different product lines across many different geographic regions with exposure impacted by both the risk characteristics of the physical locations such as wind perils, as well as risks associated with varying social, judicial and legislative characteristics of the states in which the Company does business. In determining loss reserves, the Company gives careful consideration to all available data and actuarial analyses and this process involves significant judgment.

The relevant factors and methodologies used to estimate loss reserves vary significantly by product line due to differences in loss exposure and claim complexity. Much of the Company’s business is written on an occurrence basis, meaning that there may be a significant time lag between the event which gives rise to a claim and the date on which the claim is reported to the Company, which can also result in additional time being required to resolve the claim. During these time lags, which can span over several years for complex claims, new facts and information specific to the claim become known to the Company, and general econometric and societal trends continue to change, requiring the Company to refine its loss reserve estimates on a regular basis. The Company applies a strict regimen to assure that review of these facts and trends occurs on a timely basis so that this information can be factored into its estimate of future liabilities. However, due to the number and potential magnitude of these variables, actual paid losses in future periods may differ materially from the Company’s estimates as reflected in current reserves. These differences can be favorable or unfavorable. More precise estimation of loss reserves is also hindered by the effects of growth in a line of business and uncertainty as to how new business performs over time. In addition to reserving for known claim events, the Company also establishes loss reserves for IBNR. Loss reserves for IBNR are set using the Company’s actuarial estimates for events that have occurred as of the balance sheet date but have yet to be reported to the Company. Estimation of IBNR loss reserves are subject to significant uncertainty.

The Company evaluates and sets its loss reserves by line of business. Following is a summary of gross loss reserves recorded by the Company by line of business as of December 31, 2006 and 2005:

	2006			2005
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$269.4	$673.0	$942.4	$241.4	$533.2	$774.6
Workers compensation	394.3	310.0	704.3	412.2	317.5	729.7
Commercial multi-peril	93.5	89.5	183.0	103.8	114.6	218.4
Commercial auto liability	49.2	78.4	127.6	28.4	46.2	74.6
Special property	20.8	17.0	37.8	24.6	14.9	39.5
Auto physical damage	2.9	15.0	17.9	2.4	8.7	11.1
Medical malpractice	0.9	10.1	11.0	2.4	16.1	18.5
All other lines	1.5	3.7	5.2	0.3	8.7	9.0

Total all lines	$832.5	$1,196.7	$2,029.2	$815.5	$1,059.9	$1,875.4

Loss Reserve Estimation Methods

The process for estimating the Company’s loss reserves begins with the collection and analysis of claim data. The data collected for actuarial analyses includes reported claims sorted by the year the loss occurred, paid losses, also sorted by year of loss occurrence, and case reserve estimates. The data sets are sorted into homogeneous groupings, exhibiting similar loss and exposure characteristics. The Company primarily uses internal data in the analysis but also considers industry data in developing factors and estimates. The Company analyzes loss reserves on a quarterly and annual basis. The Company also employs independent actuaries to supplement internal analyses, which are considered in deriving management’s best estimate of loss reserves.

The Company has a Run-off Lines segment of general liability loss reserves for asbestos, environmental, and other latent exposures. These latent exposures are typically characterized by extended periods of time between the date the Company first became exposed to a loss, the date on which a claim was reported, and the date on which the claim is resolved. Due to these delays, together with intervening changes in laws and judicial precedent, and lack of appropriate data to estimate loss reserves associated with these exposures, the Company utilizes certain additional methods to estimate these loss reserves which are not generally applied when estimating loss reserves for ongoing lines of business. The Company analyzes its Run-off Lines loss reserves on a quarterly and annual basis. The Company also employs independent actuaries to supplement internal analyses, which are considered in deriving management’s best estimate of Run-off Lines loss reserves.

The Company utilizes a variety of actuarial techniques and methods to determine loss reserves for all lines of business. Each such method has its own set of assumptions and outputs, and each has strengths and weaknesses in different areas. No single estimation method is superior to another method in all situations. Because the Company writes business in multiple product lines in various locations, the methods and assumptions used to project loss reserves will vary by line of business. The Company utilizes what it believes to be the best and most appropriate set of actuarial methods and assumptions for each product line grouping. The estimation methods utilized reflect those methods that the Company believes will produce the most accurate and reliable indication of ultimate claim liabilities at the balance sheet date for the claim liabilities being evaluated. While the loss projection methods may vary by product line, the general approach for calculating IBNR remains the same: ultimate losses and LAE are forecasted first, and that amount is reduced by the amount of cumulative paid claims and by case reserves.

When the Company initially establishes IBNR reserves at the beginning of an accident year for each line of business, it uses the expected loss ratio method. This method is initially based upon the Company’s annual analyses of historical loss ratios but may be adjusted based on pricing input from the underwriters, anticipated loss ratio trend, changes in reinsurance structure, and any other factors that may impact loss ratio expectations. At the end of each quarter, the Company will review the loss ratio selections, but will generally not deviate from the loss ratio method until the end of the accident year, at which time the Company will begin to assign weight to the paid and incurred Bornhuetter-Ferguson (BF) methods depending on the line of business being evaluated. The BF methods compute IBNR through a blend of the expected loss ratio method and traditional loss development methods. The output of the BF methods computes IBNR for an accident year as the product of expected losses (earned premium multiplied by an expected loss ratio) plus an expected percentage of unreported losses. The expected percentage of unreported losses is derived from age-to-ultimate loss development factors that result from the Company’s analyses of loss development triangles. Finally, once losses mature to the point at which the loss experience is more credible, the Company assigns most weight to the paid and incurred loss development methods.

For short tailed lines of business such as property, loss experience is generally credible 18 to 36 months after the beginning of the accident year. The expected loss ratio method is initially selected and applied to earned premium at the beginning of an accident year. As property losses occur and are reported, and when claims adjusters have sufficient time and information to make specific claims estimates, the BF methods are utilized to supplement the expected loss ratio method. Property losses are generally reported within a short time from the date of loss, and in most instances property claims are settled and paid within a relatively short period of time. Therefore, approximately six months after the accident year has expired, paid and incurred loss ratio methods are given greater weight in the Company’s analyses. In the event there are large claims incurred, the Company will analyze large loss information separately to ensure that the loss reserving methods appropriately recognize the magnitude of these losses in the evaluation of ultimate losses.

For the general liability and automobile liability long tail lines, the starting point for determining ultimate losses is initially the expected loss ratio method, just as it is for short tailed lines. Because the time lag for reporting claims is greater in liability lines of business, facts and information are frequently not complete at the time case reserves are established, and because protracted litigation is sometimes involved creating additional uncertainty in final settlement amounts, case reserves alone are an insufficient measure of the ultimate loss costs. Therefore, an additional case development reserve estimate is established, usually as a percentage of the case reserve. In general, case reserve factors are selected by retrospective analyses of the overall adequacy of historical case reserves. Case reserve factors are reviewed and revised periodically. Due to the variability in the timing of receipt and completeness of case reserve data, the Company generally waits approximately 60 to 72 months after the beginning of an accident year to assign greater credibility to the paid and incurred reserve evaluation methods. Until that time, case reserve factors are partially based on ultimate loss ratio assumptions through the application of the BF methods.

Workers compensation is a long tailed line of business and also requires a minimum of 60 to 72 months after the beginning of an accident year until the data is deemed fully credible for paid and incurred reserve evaluation methods. Until that time, an expected loss ratio method is utilized for the initial 12 to 18 months of an accident year, followed by paid and incurred BF loss development methodologies. Frequency and severity statistics are also tracked for workers compensation and used to supplement the other actuarial techniques. Loss development for workers compensation spans many years. However, a significant portion of the outstanding reserves correspond to scheduled annuity payments and are not subject to extreme volatility. The portion of reserves that is not scheduled or annuitized is subject to potentially large variations in ultimate loss cost due to the uncertainty of medical cost inflation. Sources of medical cost inflation include increased utilization, new and more expensive medical testing procedures, and increased utilization and cost of prescription drugs.

For the Company’s Run-off Lines segment long tail loss reserves, there is significant uncertainty involved in estimating reserves for asbestos, environmental, and other latent injury claims. The Company utilizes a report year method which estimates loss reserves based on the pattern and magnitude of reported claims, and a survival ratio method which compares the Company’s level of loss reserves and loss payments to that of the industry for similar exposures. A ground-up analysis is also done which relies on studies of individual policy terms and conditions. The combination of the methods produces a range of outcomes from which management evaluates and selects its best estimate given the available facts at the balance sheet date. The Company applies greatest weight to the report year method and the ground-up analyses because those methodologies best capture the unique claim reporting and claim severity characteristics of the underlying exposures and loss development potential.

Each business segment is analyzed individually, with development characteristics for each short tail and long tail line of business identified and applied accordingly. In comparing loss reserve methods and assumptions utilized at December 31, 2006 as compared with methods and assumptions utilized at December 31, 2005, management has not changed or adjusted methodologies or assumptions in any significant manner.

In conducting its actuarial analyses, the Company generally assumes that past patterns demonstrated in the data will repeat themselves, and that the data provides a basis for estimating future loss reserves. In the event that the Company becomes aware of a material change that may render past experience inappropriate for the purpose of estimating current loss reserves, the Company will attempt to quantify the effect of the change and utilize informed management judgment to adjust loss reserve forecasts appropriately. There were no significant assumptions made at December 31, 2006 in estimating loss reserves that were premised on future emergence that were inconsistent with historical patterns or experience.

Uncertainties in Loss Reserve Estimation

The major causes of uncertainty will vary for each product line reviewed. For short tailed property lines of business, the Company is exposed to catastrophe losses, both natural and manmade. Due to the nature of certain catastrophic loss events, such as hurricanes, earthquakes, or terrorist attacks, the Company’s normal claims resolution processes may be impaired due to factors such as difficulty in accessing impacted areas and other physical, legal, and regulatory impediments. These factors can make establishment of accurate loss reserve estimates difficult and render such estimates subject to greater uncertainty. Additionally, if the catastrophe occurs near the end of a financial reporting period, there are additional uncertainties in loss reserve estimates due to the lack of sufficient time to conduct a thorough analysis. Long tailed casualty lines of business also present challenges in establishing appropriate loss reserves, particularly in the event of changes in the legal environment over time which may broaden the Company’s liability or scope of policy coverage and increase the magnitude of claim payments. The possibility of future adverse changes in the legal environment heightens the uncertainty inherent in estimating the ultimate claim costs on the basis of past claims costs, further complicating the already complex loss reserving process.

In all lines, final claim payments may differ from the established loss reserve, particularly when resolution of a claim takes several years. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss reserves and could have a material adverse effect on the Company’s future financial condition, results of operations and cash flows. Any adjustments to loss reserves are reflected in the results for the year during which the adjustments are made.

In addition to the previously described general uncertainties encountered in estimating loss reserves, there are significant additional uncertainties in estimating the amount of the Company’s potential losses from asbestos and environmental claims. Loss reserves for asbestos and environmental claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year development factors due to the uncertainties surrounding these types of claims. Among the uncertainties impacting the estimation of such losses are: (1) potentially long waiting periods between exposure and emergence of any bodily injury or property damage; (2) difficulty in identifying sources of environmental or asbestos contamination; (3) difficulty in properly allocating responsibility and/or liability for environmental or asbestos damage; (4) changes in underlying laws and judicial interpretation of those laws; (5) potential for an environmental or asbestos claim to involve many insurance providers over many policy periods; (6) long reporting delays from insureds to insurance companies; (7) historical data concerning asbestos and environmental losses, which is more limited than historical information on other types of claims; (8) questions concerning interpretation and application of insurance coverage; and (9) uncertainty regarding the number and identity of insureds with potential asbestos or environmental exposure. Case reserves and expense reserves for costs of related litigation have been established where sufficient information has been developed. Additionally, IBNR has been established to cover additional exposure on known and unknown claims.

The Company underwrites environmental and pollution coverages on a limited number of policies and underground storage tanks. The Company establishes loss reserves to the extent that, in the judgment of management, the facts and prevailing law reflect an exposure for the Company.

Through its subsidiary, Rockwood, the Company has exposure to claims for black lung disease. Those diagnosed with black lung disease are eligible to receive workers compensation benefits from various federal and state programs. These programs are continually being reviewed by the governing bodies and may be revised without notice in such a way as to increase the level of the Company’s exposure. Rockwood also has exposure to claims from lead paint on general liability policies written for certain public housing authorities from the mid 1980’s to the mid 1990’s. Management has recorded its best estimate of approximately $16.7 million of loss reserves related to these exposures based on the trends and facts currently known.

Risk Factors by Line of Business in Loss Reserve Estimation

The following section details reserving considerations and loss and LAE risk factors for the product lines representing most of the Company’s loss reserves. Each risk factor presented will have a different impact on required loss reserves. Also, risk factors can have offsetting or compounding effects on required loss reserves. For example, introduction and approval of a more expensive medical procedure may result in higher estimates for medical inflation costs. But in the workers compensation context, the availability of that same medical procedure may enable workers to return to work more quickly, thereby lowering estimates for indemnity costs for that line of business. As a result, it usually is not possible to identify and measure the impact that a change in one discrete risk factor may have or construct a meaningful sensitivity expectation around it. The Company does not make explicit estimates of the impact on loss reserve estimates for the assumptions related to the risk factors described below.

Loss adjustment expenses used in connection with the Company’s loss reserves are comprised of both allocated and unallocated expenses. Allocated loss adjustment expenses relate to specific claim files. The Company typically combines allocated loss adjustment expenses with losses for purposes of projecting ultimate liabilities, since most estimation methods contemplate inclusion of both. For some types of claims, such as asbestos and environmental claims, allocated loss adjustment expenses consisting primarily of legal costs may be significant, sometimes exceeding the liability of the Company to indemnify claimants for losses. Unallocated loss adjustment expenses are those which are not associated with the handling of any specific claim, and relate to the general administration and handling of claims in the ordinary course of business. Unallocated loss adjustment expenses are calculated as a percentage of unpaid losses for each line of business and are typically less volatile than estimates for losses or allocated loss adjustment expenses.

GENERAL LIABILITY

General liability is considered a long tail line, as it takes a relatively long period of time to finalize and resolve all claims from a given accident year. The speed at which claims are received and then resolved is a function of the specific coverage provided, the jurisdiction in which the claim is located, and specific policy provisions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payout patterns with most of the claims for a given accident year closed within 5 to 7 years, while others are characterized by extreme time lags for both reporting and payment of claims. In addition, this line includes asbestos and environmental claims, which are reviewed separately because of the unique character of these exposures. Allocated loss adjustment expenses in this line consist primarily of legal costs, and may exceed the total amount of the indemnity loss on some claims.

Major factors contributing to uncertainty in loss reserve estimates for general liability include reporting lags (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, events triggering coverage that are spread over multiple time periods, the inability to know in advance what actual indemnity costs associated with an individual claim will be, the potential for disputes over whether claims were reasonably foreseeable and intended to be covered at the time the contracts were written, and the potential for mass tort claims and class actions. Generally, claims with a longer reporting lag time are characterized by greater inherent risk of uncertainty.

Examples of loss and LAE risk factors associated with general liability claims that can change over time and result in adjustments to loss reserves include, but are not limited to, the following:

1.	Claims risk factors

•	Changes in claim handling procedures

•	Changes in policy provisions or court interpretation of such provisions

•	New theories of liability

•	Trends in jury awards

•	Changes in the propensity to sue, in general and with specificity to particular issues

•	Changes in statutes of limitations

•	Changes in the underlying court system

•	Distortions from losses resulting from large single accounts or single issues

•	Changes in tort law

•	Shifts in law suit mix between federal and state courts

•	Changes in claim office structure (causing distortions in the data)

•	Changes in settlement patterns

2.	Book of Business risk factors

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements)

•	Changes in underwriting standards

•	Product mix (e.g., size of account, industries insured, jurisdiction mix)

•	Growth due to acquisitions

•	Development characteristics of general liability lines

The Company uses several loss reserving methods to capture development characteristics within this line of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all general liability categories of business, the Company considers additional analytic measures in deriving its loss reserve estimates that consider the Claims and Book of Business risk factors noted above.

Many of the Company’s general liability claims require extended time periods to resolve due to delays in reporting, complex coverage issues, and difficulties in assessing claim values and ultimate loss payouts. Some lines require specialized claim handling, such as industrial casualty, general casualty and professional liability exposures and require additional time to resolve. Actuarial methods used to forecast ultimate liabilities in these and other general liability lines are adjusted to take into consideration the uncertainties related to handling claims expected to remain open for an extended period of time.

For asbestos and environmental claims, the Company supplements its traditional loss forecasting methods with additional approaches that attempt to capture the risk characteristics of these insureds and the claimants involved.

WORKERS COMPENSATION

Workers compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. Certain payments, such as initial medical treatment or temporary wage replacement for the injured worker, are generally disbursed quickly. Other payments are made over the course of several years, such as awards for permanent partial injuries. Some payments continue to take place throughout the injured worker’s life, such as permanent disability benefits and on-going medical care. Although long tail in nature, claims generally are not subject to long reporting lags, settlements are generally not complex, and most of the liability exposure is characterized by high frequency and moderate severity. The largest reserve risks are generally associated with low frequency, high severity claims that require lifetime coverage for medical expense arising from a worker’s injury.

Examples of loss and LAE risk factors that can change over time and cause workers compensation loss reserves to fluctuate include, but are not limited to, the following:

1a.	Indemnity claims risk factors

•	Time required to recover from the injury

•	Degree of available transitional jobs

•	Degree of legal involvement

•	Changes in the interpretations and processes of the workers compensation commissions’ oversight of claims

•	Future wage inflation for states that index benefits

•	Changes in the administrative policies of second injury funds

1b.	Medical claims risk factors

•	Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules

•	Frequency of visits to health providers

•	Number of medical procedures given during visits to health providers

•	Types of health providers used

•	Type of medical treatments received

•	Use of preferred provider networks and other medical cost containment practices

•	Availability of new medical processes and equipment

•	Changes in the use of pharmaceutical drugs

•	Degree of patient responsiveness to treatment

2.	Book of Business risk factors

•	Injury type mix

•	Changes in underwriting standards

•	Changing product mix based on insured demand

•	Management of exited products risk

•	Development characteristics of workers compensation lines

The Company uses several loss reserving methods to capture development characteristics within this line of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all workers compensation categories of business, the Company considers additional analytic measures based upon the Claims and Book of Business workers compensation risk factors noted above in deriving its loss reserve estimate.

The Company has a significant portion of its historical workers compensation exposure and loss reserves in California, although the Company has largely discontinued writing new workers compensation exposure in that state. Loss development methods utilize paid and incurred development patterns specific to California to project ultimate losses. Likewise, non-California exposures use a different set of factors to develop estimates of projected ultimate losses. Within a particular geographic region, the Company separates exposures into one of two product classes: one for policies requiring that insureds share in the risk of loss through large deductibles or through premiums which fluctuate based on actual loss experience, and one for policies issued on a guaranteed cost basis. Each class exhibits different loss development characteristics, and the actuarial methods employed to estimate ultimate losses contemplate these variances.

COMMERCIAL MULTIPLE PERIL

Commercial multiple peril lines insure a combination of property and liability exposures, and therefore include both short and long tail coverages. Property coverage claims are generally resolved in a short period of time, while liability coverages claims generally require more time to resolve. These lines include package polices issued to a limited number of well defined industry sectors, including grocery stores, restaurants, dry cleaners and religious institutions. The risk of fluctuation in loss reserves for this line is predominately associated with liability coverage, with risk factors similar to other general liability lines described above.

Development characteristics of commercial multiple peril lines

Because commercial multiple peril lines involve both short tail and long tail coverages, the Company gives weight to different methodologies in deriving management’s best estimate of loss reserves based on the coverage being evaluated. Paid and incurred loss development methods are used to forecast property losses. For liability losses, due to the Claims and Book of Business risk factors described in the General Liability section above, the Company uses several loss reserving methods to capture the development characteristics associated with these lines of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all commercial multiple peril categories of business, the Company also considers additional analytic measures in deriving its loss reserve estimate for certain product lines with differing characteristics.

Liability claims arising from the Company’s commercial multiple peril exposures are typically not as severe as those arising from other general liability classes of business written by the Company. As a result, the Company captures paid and incurred loss statistics specific to the various industries being targeted.

COMMERCIAL AUTOMOBILE LIABILITY

The commercial automobile liability product line is a long tail coverage, mainly due to exposures arising out of bodily injury claims. Losses in this line associated with bodily injury claims generally are more difficult to accurately estimate, more complex, and take longer to resolve. Claim reporting lags also can be lengthy. Examples of loss and LAE risk factors that can change over time and result in adjustments to commercial automobile liability loss reserves include, but are not limited to, the following:

1.	Claims risk factors

•	Trends in jury awards

•	Changes in the underlying court system

•	Changes in case law

•	Litigation trends

•	Frequency of claims with payment capped by policy limits

•	Change in average severity of accidents, or proportion of severe accidents

•	Subrogation opportunities

•	Changes in claim handling procedures

•	Frequency of visits to health providers

•	Number of medical procedures given during visits to health providers

•	Types of health providers used

•	Types of medical treatments received

•	Changes in cost of medical treatments

•	Degree of patient responsiveness to treatment

2.	Book of Business risk factors

•	Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)

•	Changes in mix of insured vehicles

•	Changes in underwriting standards

Development characteristics of the commercial automobile liability line

The Company uses several loss reserving methods to capture the development characteristics of this line of business. Paid and incurred loss development, paid and incurred Bornhuetter-Ferguson methods, and a loss frequency/severity method are utilized in deriving management’s best estimate of loss reserves. In addition to these approaches, which are used across all commercial automobile liability categories of business, the Company considers additional analytic measures based upon the Claims and Book of Business risk factors noted above in deriving its loss reserve estimate.

A significant portion of the Company’s commercial automobile liability is related to automobiles that are stationary for significant periods of time, such as automobile sales lots. In addition, the Company insures commercial automobiles that travel within a very short radius of the primary insured location, such as shuttle buses. Based on the Company’s targeted markets and their specific loss characteristics, the Company seeks to utilize methods and analytics that reflect the particular exposure to loss for these markets.

Impact of changes in key assumptions on reserve volatility

The Company estimates reserves using a variety of methods, assumptions and data elements. The reserve estimation process includes explicit assumptions about a number of factors in the internal and external environment. Across most lines of business, the most important assumptions are future loss development factors applied to paid or reported losses to date. For most lines, the reported loss development factor is most important. In workers compensation, paid loss development factors are also important. The trend in loss costs is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.

The following discussion includes disclosure of possible variations from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among other key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. The estimated variations in reserves due to changes in key assumptions discussed below are a reasonable estimate of possible variations that may occur in the future, likely over a period of several calendar years. It is important to note that the variations discussed herein are not meant to be a worst or best case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

Recorded gross reserves for property are $37.8 million. Property reserves are for a short tailed line of business and are therefore less volatile than longer tailed lines of business. An expected loss ratio is determined for current business, and the Company is able to determine within 18 to 36 months after the beginning of an accident year whether or not the loss frequency and severity assumptions underlying the expected loss ratio were appropriate. The Company is able to respond more quickly to trends in loss frequency and severity for the Property line of business, and adjust loss reserves accordingly. Because ultimate Property loss values are more easily quantified within 18 to 36 months after the beginning of an accident year, the range of possible loss outcomes is narrower than the range for casualty lines, and the Company is less susceptible to reserve volatility resulting from changes in key assumptions.

Recorded gross reserves for general liability are $942.4 million, with approximately one-fourth of that amount related to run-off asbestos, environmental, and other latent exposures. For general liability losses relating to ongoing operations, reported loss development patterns are a key assumption for this line of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns for general liability losses deriving from continuing operations. If the reported loss development patterns change by 10%, a change that the Company has experienced in the past and which management considers possible, the estimated net reserve could change by $40 million, in either direction.

Similar to general liability, commercial multiple peril reserves are affected by reported loss development pattern assumptions. Recorded gross reserves for commercial multiple peril business were $183.0 million as of December 31, 2006. If the development patterns underlying the Company’s net reserves for this line of business changes by 10 points, the estimated net reserve could change by $15 million, in either direction.

Recorded gross reserves for workers compensation are $704.3 million. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. A review of National Council on Compensation Insurance data suggests that the annual growth in industry medical claim costs has varied from -2% to +12% since 1991. Across the entire reserve base, a 1 point change in calendar year medical inflation could change the estimated net reserve by $40 million, in either direction.

Recorded gross reserves for auto liability are $127.6 million across all lines, almost entirely Commercial Lines. Commercial auto liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to the Company’s results of operations in any given period. A key assumption for Commercial Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A review of Insurance Services Office data suggests that annual growth in industry severity since 1999 has varied from +1% to +6%. A 3 point change in assumed annual severity is within the range of historical experience for the industry and for the Company, and which management considers possible. A 3 point change in assumed annual severity could change the estimated net reserve by $20 million, in either direction.

With respect to asbestos and environmental general liability losses, the Company wrote several different categories of insurance contracts that may cover asbestos and environmental claims. First, the Company wrote primary policies providing the first layer of coverage in an insured’s liability program. Second, the Company wrote excess policies providing higher layers of coverage for losses that exhaust the limits of underlying coverage. Third, the Company acted as a reinsurer assuming a portion of those risks assumed from other insurers writing primary, excess and reinsurance coverages. Fourth, subsidiaries of the Company participated in the London Market, writing both direct insurance and assumed reinsurance business. With regard to both environmental and particularly asbestos claims, significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses. Traditional actuarial reserving techniques cannot reasonably estimate the ultimate cost of these claims, particularly during periods where theories of law are in flux. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. In particular, the Company believes there is a high degree of uncertainty inherent in the estimation of asbestos loss reserves.

In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. Furthermore, over time, insurers, including the Company, have experienced significant changes in the rate at which asbestos claims are brought, the claims experience of particular insureds, and the value of claims, making predictions of future exposure from past experience uncertain. For example, in the past, insurers in general, including the Company, have experienced an increase in the number of asbestos-related claims due to, among other things, plaintiffs’ increased focus on new and previously peripheral defendants and an increase in the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities. Plaintiffs and insureds have sought to use bankruptcy proceedings, including “pre-packaged” bankruptcies, to accelerate and increase loss payments by insurers. In addition, some policyholders have asserted new classes of claims for coverages to which an aggregate limit of liability may not apply. Further uncertainties include insolvencies of other carriers and unanticipated developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. Management believes these issues are not likely to be resolved in the near future. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liability and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.

It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. It is unknown whether potential Federal asbestos-related legislation will be enacted or what its effect would be on the Company’s aggregate asbestos liabilities.

The reporting pattern for assumed reinsurance claims, including those related to asbestos and environmental claims is much longer than for direct claims. In many instances, it takes months or years to determine that the policyholder’s own obligations have been met and how the reinsurance in question may apply to such claims. The delay in reporting reinsurance claims and exposures adds to the uncertainty of estimating the related reserves.

Given the factors and emerging trends described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are more difficult with regard to estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new information in assessing its potential asbestos and environmental exposures.

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The process of estimating asbestos and environmental reserves, which are detailed in Note 13 of Notes to Consolidated Financial Statements, remain subject to a wide variety of uncertainties. Due to these uncertainties, further developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

Loss Reserve Estimation Variability

After reviewing the output from various loss reserving methodologies, the Company selects a point estimate of reserves that represents management’s best estimate. Management believes that the aggregate loss reserves at December 31, 2006 were adequate to cover claims for losses that have occurred, including both known claims and claims yet to be reported. As of December 31, 2006, the Company recorded gross loss reserves of $2,029.2 million, and loss reserves net of reinsurance of $1,530.4 million. Although a point estimate of reserves is selected for inclusion in the Company’s financial reports, it is unlikely that the final amount paid will equal that point estimate. In order to provide an indication of the variability in loss reserve estimates, the Company develops reserve ranges by applying varying favorable and unfavorable assumptions to loss reserving methods used to derive point estimates.

The Company estimates its range of reserves, net of reinsurance, at $1,416.8 million to $1,701.4 million. In determining this range, loss reserve analyses were performed for each of its major operating segments, comprising both ongoing operations and runoff businesses. As discussed in the Loss Reserve Estimation Methods section, various methodologies and assumptions were utilized. The high and low end estimates are developed by making reasonable changes to specific assumptions and weightings of loss reserve methodologies used to estimate IBNR. High and low end loss outcomes developed for each major business segment are summed together to derive the range. Management believes the variations applied result in a range that represents a reasonably possible lowest to highest outcome.

This approach may result in a different range than might be derived from other approaches, since the Company does not attempt to estimate covariance effects which may occur because its lines of business and the events driving ultimate losses may not be correlated. Nor does the Company’s estimated range recognize sources of unknown or unanticipated correlated events such as potential sources of liability not anticipated at the time coverage was afforded, such as asbestos. These factors in combination with other events which may not be contemplated by management in developing its range may cause reserves to develop either more or less favorably than indicated by assumptions that management considers reasonable. This means that the range of reserve values does not represent the range of all possible favorable or unfavorable reserve outcomes, and actual ultimate paid losses may fall outside this range. No one risk factor has been isolated for the purpose of performing a sensitivity or variability analysis on that particular risk factor. Rather, management estimates a range based upon the estimation methods involved.

In establishing its best estimate for reserves, management considers facts currently known and the present judicial and legislative environment. However, given the expansion of coverage and liability by the courts and the legislatures in the recent past and the possibility of similar interpretations in the future, particularly with regard to asbestos and environmental claims, additional loss reserves may develop in future periods. These potential increases cannot be reasonably estimated at the present time. Any increases could have an adverse impact on future operating results, liquidity, risk-based capital ratios and the ratings assigned to the insurance subsidiaries by the nationally recognized insurance rating agencies. However, approximately 95 percent of the Company’s loss reserves are for long tail exposures. Losses for these exposures are generally paid over several years subsequent to changes in loss reserve estimates. As a result, loss reserve changes for long tail lines do not generally impact liquidity in the period of the change.

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

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. At the end of 2002, a valuation allowance of $71.9 million was established by the Company against the deferred tax asset. During 2004, the valuation allowance was reduced by $24.0 million. During 2005, the valuation allowance was reduced by $25.1 million, resulting in the valuation allowance being fully recovered.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. With the restructuring of the Risk Management segment during 2005, the Company reallocated the goodwill previously assigned to this segment in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangibles.” As of December 31, 2006, the Company has $68.3 million of goodwill allocated to the Excess and Surplus Lines segment, $37.1 million assigned to the Select Markets segment and $0.9 million of goodwill allocated to the Public Entity segment. As required by SFAS No. 142, the Company completed its annual test of goodwill for impairment as of September 30, 2006 and determined that no impairment of goodwill was indicated. Annually, the Company will perform an impairment of goodwill test. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and therefore, requires a write-down of goodwill for that reporting unit. In evaluating whether impairment exists in certain reporting units, management also considers the fair value in excess of the carrying value for certain assets.

Share-based Payments. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and required companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options, non-vested stock grants and stock issued under the employee stock plans. Prior to adopting SFAS 123(R), the Company accounted for stock based compensation under APB Opinion No. 25, recognizing compensation expense only when the fair market value on the measurement date was greater than the strike price of grant. The Company adopted SFAS 123(R) using the modified prospective basis on January 1, 2006. As the Company had various share-based payment plans that were previously subjected to variable accounting under FASB FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the adoption of SFAS No. 123(R) did not have a material impact on the Company’s results from operations.

As of December 31, 2006, there was $15.3 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company, which will be amortized into expense over the vesting period, typically two to five years. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.9 years. Additionally, as of December 31, 2006, the Company had $7.9 million of total unrecognized compensation cost related to stock option grants outstanding. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.1 years. The vesting period for the options is typically four years; however, the majority of this cost will be recognized over the next two years, in accordance with vesting provisions. In 2006, the Company adjusted the mix of its share-based payment awards, granting a higher percentage of non-vested shares than in previous years.

The Company estimates the value of employee stock options using the Black-Scholes option pricing model. Assumptions necessary for the calculation of fair value include expected term and expected volatility. These assumptions are management’s best estimate of the characteristics of the options. Additionally, forfeiture rates are estimated based on prior option vesting experience. If the estimates of employees’ forfeiture rates are not correct at the end of the term of the option, the Company will record either additional expense or a reduction in expense in the period it completely vests. This adjustment may be material to the period in which it is recorded. In addition, option fair value is based on estimates of volatility as determined by management. Many methods are available to determine volatility, so the determination is subjective. Applying a different method to determine volatility could impact earnings.

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

The Company has an exposure to foreign currency risks in conjunction with certain reinsurance agreements and through its investments in foreign securities. Accounts under the reinsurance agreements may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the year ended December 31, 2006, the Company has recognized a foreign currency gain of $0.5 million related to this program. Management is unable at this time to estimate the future gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments ranging from small market capitalization stocks to the Standard & Poor’s 500 stocks. The marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily through the monitoring of funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 2.7% of shareholders’ equity as of December 31, 2006. At December 31, 2006 and 2005 the fair market value of the common stock portfolio was $260.1 million and $200.7 million, respectively. A hypothetical decrease of 10% in the market price of each security held at December 31, 2006 and 2005 would have resulted in a decrease of $26.0 million and $20.1 million, respectively, in the fair value of the equity portfolio.

The fair value of the Company’s portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities and the Company reinvests the proceeds at lower interest rates resulting in lower investment income. Exposure to interest rate risk is managed by investing in securities with varied maturities and with consideration given to the estimated duration of the Company’s liabilities. Duration is a common gauge of the price sensitivity of a fixed income portfolio to a change in interest rates. Based upon a pricing model, the Company determines the estimated change in fair value of the fixed maturity securities, assuming immediate parallel shifts in the treasury yield curve while keeping spreads between individual securities and treasuries static. The following interest rate sensitivity analysis measures the potential change in fair value for the fixed maturity investments resulting from changes in the rate of 100 and 300 basis points as of December 31, 2006:

	-200	-100	Base Case	100	200	300
Book Yield	5.1%	4.8%	4.8%	4.8%	4.8%	4.8%
Market Yield	3.5%	4.5%	5.4%	6.3%	7.3%	8.2%
Average Life (years)	4.3	5.0	5.4	5.4	5.5	5.4
Option Adjusted Duration (years)	2.9	3.3	3.7	3.8	3.8	3.7
Market Value (in millions)	$2,162.2	$2,097.0	$2,024.8	$1,948.2	$1,875.0	$1,805.6
Gain (Loss) (in millions)	$111.1	$45.9	$(27.7)	$(103.0)	$(176.1)	$(245.5)

The Company primarily invests in high investment grade bonds (“AAA” rated U.S. treasury notes and government agencies and “A” or better for municipal bonds, corporate bonds, mortgage and asset backed securities and preferred stocks). The fixed income portfolio has an average rating of “AAA” and less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB”.

Of the Company’s $144.3 million of junior subordinated debentures approximately $113.4 million are subject to variable interest rates. Thus, interest expense on these debentures is directly correlated to market interest rates, specifically changes in the 3-Month LIBOR rate. Certain debentures contain interest rate maximums of 12.5%, while others are not to exceed the highest rate permitted by New York law. Based on the December 31, 2006 and 2005 outstanding balance of $144.3 million, a 1% change in market interest rates would change annual interest expense by $1.4 million.

On March 31, 2003, the Company issued 7% convertible preferred stock that is subject to dividend rate changes based on the Company’s A.M. Best rating and Argonaut Insurance’s RBC ratio. As a result of changes in the Company’s RBC ratio, the dividend rate was reduced to 6% in 2006. Based on the December 31, 2006 and 2005 outstanding amounts of $12.0 million and $29.4 million, a 1% change in the annual dividend rate would change dividend payments by $0.1 million and $0.3 million, respectively.

In addition to managing a portion of its fixed income portfolio internally, the Company also utilizes the service of three professional fixed income investment managers. The Company manages a majority of the common stock portfolio through an external investment manager, Fayez Sarofim & Co (see “Related Party Transactions” discussion on page 39).

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Registered Independent Public Accounting Firm

Report of Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argonaut Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Argonaut Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Argonaut Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Argonaut Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Argonaut Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Argonaut Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Argonaut Group, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 23, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the information appearing under the captions “Election of Directors,” “Executive Officers,” “Audit Committee Financial Expert,” “Security Ownership of Principal Stockholders and Management”,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 8, 2007.

The Company has adopted a Code of Business Ethics & Conduct and believes that it complies with standards mandated by the Sarbanes-Oxley Act of 2002. The Code applies to all of the Company’s directors, officers and employees (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions). The code of ethics is posted on the Company’s website at www.argonautgroup.com on the Investor Relations page. The Company will provide, upon request, a copy of the Code free of charge. The Company will post on its website material changes to, or waiver from, its code of ethics, if any.

Item 11.	Executive Compensation

Incorporated herein by reference is the information appearing under the captions “Compensation of Executive Officers,” “Indemnification,” “Pension Plan,” and “Compensation of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 8, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Based Compensation Plans

The Company has two equity based compensation plans, the Argonaut Group, Inc. Amended and Restated Stock Incentive Plan and the Argonaut Group, Inc. Non-Employee Director Stock Option Plan, as amended. The following table sets forth information as of December 31, 2006 concerning the Company’s equity compensation plans, each of which was approved by the shareholders:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders:
Amended and Restated Stock Incentive Plan:
Stock options	2,104,600	$20.65	1,104,430
Non-vested stock	604,031	—	517,242
Non-Employee Director Stock Option Plan	160,000	$22.17	58,000
Equity compensation plans not approved by shareholders	—	—	—

Total	2,868,631	$20.76	1,679,672

Incorporated herein by reference is the information appearing under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 8, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference is the information appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 8, 2007.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Relationship with Independent Auditors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s Annual Meeting of Shareholders to be held on May 8, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

Selected Financial Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flow
For the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant
December 31, 2006 and 2005

Schedule III - Supplementary Insurance Information
For the Years Ended December 31, 2006, 2005 and 2004

Schedule V - Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004

Schedule VI - Supplementary Information for Property-Casualty Insurance Companies
For the Years Ended December 31, 2006, 2005 and 2004

All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items of Form 10-K or in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries listed on the above index.

(a) 3.	Exhibits

The following exhibits are numbered in accordance with Item 601 of Regulation S-K and, except as noted, are filed herewith.

3.1	Composite Copy of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Certificate of Incorporation of Argonaut Group, Inc. (incorporated by reference to the Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to the post-effective amendment filed pursuant to Rule 462 on October 4, 2005).

10.1	Argonaut Group, Inc. Amended and Restated Stock Incentive Plan

10.2	Argonaut Group, Inc. Retirement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.3	Tax Agreement by and among Registrant and its subsidiaries and Teledyne, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10 Registration Statement dated September 3, 1986, filed with the Securities and Exchange Commission on September 4, 1986).

10.4	401(k) Retirement Savings Plan (incorporated by reference to the Exhibit 10.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 28, 1989).

10.5	Argonaut Group, Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2004).

10.6	Argonaut Group, Inc. Amended and Restated Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2004).

10.7	Quota Share Reinsurance Agreement, dated as of March 31, 2003, by and among Colony Insurance Company, Colony National Insurance Company, Colony Specialty Insurance Company and Houston Casualty Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.8	Subscription Agreement dated as of March 12, 2003, by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.9	Amendment No. 1, dated as of March 31, 2003, to Subscription Agreement by and between Argonaut Group, Inc. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.10	Registration Rights Agreement dated as of March 31, 2003, by and among Argonaut Group, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003).

10.11	Executive Employment Agreement dated as of July 1, 2003, by and between Argonaut Group, Inc. and Mark E. Watson III

10.11.1	Amended and Restated Executive Employment Agreement dated as of February 7, 2005, by and between Argonaut Group, Inc. and Mark E. Watson III

10.11.2	Amendment to Amended and Restated Executive Employment Agreement dated as of November 1, 2006, by and between Argonaut Group, Inc. and Mark E. Watson III

10.12	Executive Retention Agreement Between Argonaut Group, Inc. and Barbara C. Bufkin (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.13	Executive Retention Agreement Between Argonaut Group, Inc. and Mark W. Haushill (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.14	Executive Retention Agreement Between Argonaut Group, Inc. and Byron L. LeFlore (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.15	Executive Retention Agreement Between Argonaut Group, Inc. and Charles W. Weaver (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 and amended by Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006).

10.16	Credit Agreement, dated as of September 15, 2004, among Argonaut Group, Inc (as the Borrower) and LaSalle Bank National Association (as Administrative Agent) (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). (Agreement terminated effective March 6, 2006.)

10.17	Form of Promissory Note between Argonaut Group, Inc (as the Borrower) and LaSalle Bank National Association (as Lender) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). (Agreement terminated effective March 6, 2006.)

10.18	Credit Agreement dated as of March 6, 2006 among Argonaut Group, Inc., The Lenders Party Hereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wachovia Bank, N.A., as Syndication Agent.(incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2006).

10.19	Argonaut Deferred Compensation Plan for Non-Employee Directors, effective December 16, 2005 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20	Material Terms of the 2006 Annual Incentive Compensation Plan

12.1	Statements of computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends.

14	Registrant’s Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of Registrant, as amended

23	Consents of Independent Auditors – Ernst & Young LLP

31.1	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Executive Officer

31.2	Rule 13(a) - 14(a)/15(d) – 14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ARGONAUT GROUP, INC.

By	/s/ Mark E Watson III
Mark E. Watson III President

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark E. Watson III Mark E. Watson III	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2007

/s/ Mark W. Haushill Mark W. Haushill	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 28, 2007

/s/ Byron L. LeFlore, Jr.	Senior Vice President and General Counsel	February 28, 2007
Byron L. LeFlore, Jr.

/s/ Gary V. Woods	Director	February 28, 2007
Gary V. Woods

/s/ John R. Power, Jr.	Director	February 28, 2007
John R. Power, Jr.

/s/ Fayez S. Sarofim	Director	February 28, 2007
Fayez S. Sarofim

/s/ Hector DeLeon	Director	February 28, 2007
Hector DeLeon

/s/ Frank W. Maresh	Director	February 28, 2007
Frank W. Maresh

/s/ Allan W. Fulkerson	Director	February 28, 2007
Allan W. Fulkerson

/s/ David Hartoch	Director	February 28, 2007
David Hartoch

/s/ H. Berry Cash	Director	February 28, 2007
H. Berry Cash

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argonaut Group, Inc.:

We have audited the accompanying consolidated balance sheets of Argonaut Group, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for share-based payments and its method of accounting for defined benefit pension plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Argonaut Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 23, 2007

ARGONAUT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities, at fair value (cost: 2006 - $2,052.6; 2005 - $1,698.8)	$2,024.8	$1,675.8
Equity securities, at fair value (cost: 2006 - $166.8; 2005 - $135.6)	260.1	200.7
Other long-term investments, at fair value (cost: 2006 - $16.4; 2005 - $20.6)	16.0	23.9
Short-term investments, at fair value, which approximates cost	213.2	272.6

Total investments	2,514.1	2,173.0

Cash and cash equivalents	43.8	29.7
Accrued investment income	19.5	17.4
Premiums receivable	174.5	178.3
Reinsurance recoverables	551.9	558.2
Note receivable	—	18.1
Goodwill	106.3	106.3
Current income taxes receivable, net	—	4.2
Deferred tax asset, net	50.4	63.0
Deferred acquisition costs, net	92.1	88.9
Ceded unearned premiums	114.0	103.3
Other assets	54.9	64.2

Total assets	$3,721.5	$3,404.6

Liabilities and Shareholders’ Equity
Reserves for losses and loss adjustment expenses	$2,029.2	$1,875.4
Unearned premiums	516.4	475.8
Funds held	53.1	62.7
Accrued underwriting expenses	61.5	71.1
Ceded reinsurance payable, net	48.4	47.7
Junior subordinated debentures	144.3	144.3
Current income taxes payable, net	1.2	—
Other liabilities	19.7	11.5

Total liabilities	2,873.8	2,688.5

Shareholders’ equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized; Series A mandatory convertible preferred stock - 1,000,000 and 2,453,310 shares issued and outstanding at December 31, 2006 and 2005, respectively	0.1	0.2
Common stock - $0.10 par, 70,000,000 shares authorized; 32,457,514 and 30,511,604 shares issued and outstanding at December 31, 2006 and 2005, respectively	3.2	3.1
Additional paid-in capital	299.9	293.1
Retained earnings	505.7	400.7
Deferred stock compensation	—	(10.3)
Accumulated other comprehensive income, net of taxes	38.8	29.3

Total shareholders’ equity	847.7	716.1

Total liabilities and shareholders’ equity	$3,721.5	$3,404.6

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Premiums and other revenue:
Earned premiums	$813.0	$699.0	$633.9
Net investment income	104.5	83.9	65.1
Realized investment and other gains, net	21.2	3.3	5.2

Total revenue	938.7	786.2	704.2

Expenses:
Losses and loss adjustment expenses	477.6	427.2	409.7
Underwriting, acquisition and insurance expense	285.1	262.5	222.8
Interest expense	13.0	15.0	11.0

Total expenses	775.7	704.7	643.5

Income before income taxes	163.0	81.5	60.7
Provision (benefit) for income taxes	57.0	1.0	(11.1)

Net income	$106.0	$80.5	$71.8

Net income per common share:
Basic	$3.32	$2.73	$2.51

Diluted	$3.13	$2.53	$2.33

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	For the Years Ended December 31,
	2006	2005	2004
Net income	$106.0	$80.5	$71.8

Other comprehensive income (loss):
Minimum pension liability adjustment	—	0.2	(0.7)
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	33.3	(35.7)	(10.4)
Less: reclassification adjustment for gains included in net income	(13.6)	(3.3)	(5.2)

Other comprehensive income (loss) before tax	19.7	(38.8)	(16.3)
Income tax provision (benefit) related to other comprehensive income (loss)	6.9	(13.6)	(5.7)

Other comprehensive income (loss), net of tax	12.8	(25.2)	(10.6)

Comprehensive income	$118.8	$55.3	$61.2

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions except per share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2004	$0.3	$2.8	$220.5	$253.1	$(2.6)	$65.1	$539.2
Net income	—	—	—	71.8	—	—	71.8
Minimum pension liability, net of taxes	—	—	—	—	—	(0.4)	(0.4)
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(10.2)	(10.2)
Common stock offering expenses	—	—	(0.2)	—	—	—	(0.2)
Preferred stock offering expenses	—	—	(0.2)	—	—	—	(0.2)
Activity under stock incentive plans	—	—	9.4	—	(4.3)	—	5.1
Exercise of stock options	—	—	0.6	—	—	—	0.6
Employee stock purchase plan	—	—	0.2	—	—	—	0.2
Cash dividend declared - preferred stock ($0.84/share)	—	—	—	(2.5)	—	—	(2.5)

Balance, December 31, 2004	0.3	2.8	230.3	322.4	(6.9)	54.5	603.4
Net income	—	—	—	80.5	—	—	80.5
Minimum pension liability, net of taxes	—	—	—	—	—	0.1	0.1
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	(25.3)	(25.3)
Issue 1,610,000 shares common stock in secondary offering, net of offering expenses	—	0.2	40.8	—	—	—	41.0
Series A preferred stock conversion	(0.1)	0.1	—	—	—	—	—
Activity under stock incentive plans	—	—	10.8	—	(3.4)	—	7.4
Retirement of common shares (tax payments on non-vested stock)	—	—	(0.5)	—	—	—	(0.5)
Exercise of stock options	—	—	9.6	—	—	—	9.6
Deferred taxes - option exercises	—	—	1.4	—	—	—	1.4
Employee stock purchase plan	—	—	0.7	—	—	—	0.7
Cash dividend declared - preferred stock ($0.84/share)	—	—	—	(2.2)	—	—	(2.2)

Balance, December 31, 2005	0.2	3.1	293.1	400.7	(10.3)	29.3	716.1
Net income	—	—	—	106.0	—	—	106.0
Change in net unrealized appreciation on securities, net of taxes	—	—	—	—	—	12.8	12.8
Common stock secondary offering expenses	—	—	(0.2)	—	—	—	(0.2)
Series A preferred stock conversion	(0.1)	0.1	—	—	—	—	—
Activity under stock incentive plans	—	—	8.7	—	—	—	8.7
Retirement of common shares (tax payments on non-vested stock)	—	—	(1.0)	—	—	—	(1.0)
Exercise of stock options	—	—	7.0	—	—	—	7.0
Deferred taxes - option exercises	—	—	1.8	—	—	—	1.8
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
Cash dividend declared - preferred stock ($0.72/share)	—	—	—	(1.0)	—	—	(1.0)
Adoption of SFAS No. 123(R)	—	—	(10.3)	—	10.3	—	—
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	(3.3)	(3.3)

Balance, December 31, 2006	$0.1	$3.2	$299.9	$505.7	$—	$38.8	$847.7

See accompanying notes.

ARGONAUT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$106.0	$80.5	$71.8
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	10.5	10.0	11.1
Share-based payments expense	8.7	7.4	5.1
Excess tax benefits from share-based payment arrangements	(2.3)	—	—
Deferred tax provision (benefit)	7.5	(3.7)	(12.7)
Tax benefit from exercise of stock options	—	1.4	—
Realized gains on investments	(13.6)	(3.3)	(5.2)
Gain on sale of real estate	(7.6)	—	—
Change in:
Accrued investment income	(2.1)	(0.5)	(2.3)
Receivables	10.1	110.8	(66.2)
Deferred acquisition costs	(3.2)	(18.9)	(7.5)
Ceded unearned premiums	(10.7)	(27.6)	(16.4)
Reserves for losses and loss adjustment expenses	153.8	267.9	126.7
Unearned premiums	40.6	85.0	37.5
Accrued underwriting expenses and funds held	(18.8)	(125.5)	13.2
Ceded reinsurance payable	0.7	15.5	3.4
Income taxes payable	7.2	(0.6)	(23.3)
Deferred gain, retroactive reinsurance	—	(45.1)	1.8
Other assets and liabilities, net	12.2	(20.1)	(9.0)

Cash provided by operating activities	299.0	333.2	128.0

Cash flows from investing activities:
Sales of fixed maturity investments	173.9	161.9	326.0
Maturities and mandatory calls of fixed maturity investments	112.4	123.2	232.3
Sales of equity securities	4.9	27.6	9.4
Sales of other long-term investments	17.3	—	—
Purchases of fixed maturity investments	(645.4)	(540.5)	(868.9)
Purchases of equity securities	(35.7)	(44.2)	(14.2)
Change in short-term investments	59.7	(160.2)	66.7
Purchases of fixed assets	(5.3)	(2.2)	(5.1)
Sale of real estate	7.7	—	—
Payment received on notes receivable	18.1	19.7	8.6
Acquisition, net of cash received	—	—	(0.6)
Other, net	—	—	(5.1)

Cash used by investing activities	(292.4)	(414.7)	(250.9)

Cash flows from financing activities:
Issuance of junior subordinated debentures	—	30.9	85.9
Stock options exercised, employee stock purchase plan issuance, and retirement of common shares (tax payments on non-vested stock)	6.8	9.8	0.8
Secondary common stock offering, net of offering expenses	(0.2)	41.0	(0.2)
Preferred stock offering expenses	—	—	(0.2)
Excess tax benefits from share-based payment arrangements	2.3	—	—
Payment of cash dividend to preferred shareholders	(1.4)	(2.2)	(2.5)

Cash provided by financing activities	7.5	79.5	83.8

Change in cash and cash equivalents	14.1	(2.0)	(39.1)
Cash and cash equivalents, beginning of period	29.7	31.7	70.8

Cash and cash equivalents, end of period	$43.8	$29.7	$31.7

See accompanying notes.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Business. Argonaut Group, Inc. (the Company) is a national provider of specialty insurance products focused on high-quality customer service for specific niches of property-casualty insurance. Colony Insurance Group, located in Richmond, Virginia, and Argonaut Specialty Insurance Services, headquartered in New York, New York, write excess and surplus lines products. Select markets products are written by Argonaut Great Central Insurance Company, headquartered in Peoria, Illinois, Rockwood Casualty Insurance Company, headquartered in Rockwood, Pennsylvania, and Grocers Insurance, headquartered in Portland, Oregon. Public entity products are provided by Trident Insurance Services, a wholly-owned subsidiary of the Company, headquartered in San Antonio, Texas. Argonaut Insurance Company provides risk management solutions and is headquartered in Chicago, Illinois. In the third quarter of 2005, the Company sold a substantial portion of its risk management business (see Note 17—Restructuring). The Company has one run-off segment relating to liabilities associated with policies it no longer underwrites that were issued in the 1970s and into the 1980s.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46-Revised, “Consolidation of Variable Interest Entities” (FIN 46-R). It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company evaluated its investment in the following entities: Argonaut Group Statutory Trust, Argonaut Group Statutory Trust III, Argonaut Group Statutory Trust IV, Argonaut Group Statutory Trust V, Argonaut Group Statutory Trust VI, Argonaut Group Statutory Trust VII, Argonaut Group Statutory Trust VIII, Argonaut Group Statutory Trust IX and Argonaut Group Statutory Trust X (the Trusts) under the requirements of FIN 46-R. The Company determined that the Trusts are variable interest entities due to the fact that the Trusts do not have sufficient equity to finance their activities without additional subordinate financial support from other parties. The Company is not entitled to receive a majority of the Trusts’ residual returns nor is it responsible to absorb the majority of the Trusts’ expected losses; therefore, the Company is not the primary beneficiary and, accordingly, the Trusts are not included in the Company’s consolidated financial statements.

Cash. Cash consists of cash deposited in banks, generally in concentration and operating accounts.

Investments. Investments in fixed maturities at December 31, 2006 and 2005 include bonds, notes and redeemable preferred stocks. Equity securities include common and nonredeemable preferred stocks. Short-term investments consist of funds in excess of the Company’s near-term operating and claims paying needs and are invested in certificates of deposit, commercial paper, and money market funds. Short-term investments are classified as investments in the consolidated financial statements as they relate principally to the Company’s investment activities.

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

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investments are considered available for sale and are carried at fair value. The Company measures the fair value of the investments based upon quoted market prices. The cost of securities sold is based on the specific identification method. The Company evaluates its investment portfolio for impairments of individual securities that are deemed to be other than temporary. The Company evaluates each individual security based on a variety of factors, such as trends in the market price, degree to which market price is below cost, length of time security has been trading below cost, changes in dividend and interest payment pattern, and the intent and ability of the Company to hold the security to allow for recovery. For those securities where the Company’s cost or amortized cost is more than fair market value, the Company reviews such securities internally and with its investment advisors. During the year ended December 31, 2006, realized investment gains for the equity and bond portfolios were reduced by $0.2 million and $1.0 million, respectively, due to the recognition of other-than-temporary impairment on certain securities. During the year ended December 31, 2005, realized investment gains for the equity and bond portfolios were reduced by $0.6 million and $0.4 million, respectively, due to the recognition of other-than-temporary impairment on certain securities. During the year ended December 31, 2004, realized investment gains for the bond portfolio were reduced by $0.1 million due to the recognition of other-than-temporary impairments on certain securities. During 2004, no other-than-temporary impairments were recognized on the Company’s equity portfolio.

Receivables. Premiums receivable, representing amounts due from insureds, are presented net of a reserve for doubtful accounts of $8.9 million and $11.2 million at December 31, 2006 and 2005, respectively.

Reinsurance recoverables represent amounts of paid losses and loss adjustment expenses, case reserves and incurred but not reported amounts ceded to reinsurers under reinsurance treaties. These amounts are presented in the balance sheets net of a reserve for doubtful accounts of $19.3 million and $18.8 million at December 31, 2006 and 2005, respectively (see Note 3 - Reinsurance for related disclosures).

Premiums receivable and reinsurance recoverables are charged off after a determination has been made that a specific balance will not be collected based upon the collection efforts of Company personnel. An estimate of amounts that are likely to be charged off is established as a reserve for doubtful accounts as of the balance sheet date. The estimate is primarily comprised of specific insured and reinsurance balances that are considered probable to be charged off after all collection efforts have ceased, as well as other industry factors.

Goodwill. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company performed its annual test for goodwill impairment as of September 30, 2006, and determined that no impairment of goodwill was indicated. If impairment indicators exist between the annual testing periods, management will perform an impairment of goodwill test to determine if the fair value of the reporting unit is below the carrying value and, therefore, requires a write-down of goodwill for that reporting unit.

Earned Premiums. Premium revenue is recognized ratably over the policy period. Premiums that have yet to be earned are reported as unearned premiums on the balance sheet.

Retrospectively Rated Policies. The Company has written a number of workers compensation and other liability policies that are retrospectively rated. Under this type of policy, the policyholder may be entitled, subsequent to policy expiration, to a refund or may owe additional premiums based on the amount of losses incurred under the policy. The retrospective premium adjustments are limited to a minimum or maximum premium adjustment, which is calculated as a percentage of the standard amount of premium charged during the life of the policy. Accrued retrospectively rated premiums have been determined based on estimated ultimate loss experience of the individual policyholder accounts. The estimated liability for return of premiums under retrospectively rated workers compensation policies is included in unearned premiums and was $7.9 million at December 31, 2006 and $11.9 million at December 31, 2005. The estimated amount included in premiums receivable for additional premiums due under retrospectively rated policies was $3.8 million at December 31, 2006 and $9.0 million at December 31, 2005.

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

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reserves for Losses and Loss Adjustment Expenses. Liabilities for unpaid losses and loss adjustment expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of claim settlement expenses. Reinsurance recoverables on unpaid claims and claim expenses represent estimates of the portion of such liabilities that will be recoverable from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid claims liabilities associated with the reinsurance policy (for additional information, see heading “Reinsurance” below).

Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. While management believes that amounts included in the accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations. Further, the nature of loss exposures involve significant variability due to the long tailed payments on claims related to asbestos and environmental coverages and workers compensation coverages. As such, losses and loss adjustment expenses could vary significantly from the recorded amounts.

Property and Equipment. Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets, generally 2 to 40 years. The accumulated depreciation for property and equipment was $21.7 million and $38.5 million as of December 31, 2006 and 2005, respectively.

Foreign Currency Translation. The Company has entered into a reinsurance program that is conducted in multiple foreign currencies. Assets and liabilities resulting from this program are translated into the United States dollar using the exchange rates in effect at the balance sheet date. Revenues and expenses resulting from this program are translated using a spot rate on the date of the individual transactions. Gains and losses arising from transactions denominated in a foreign currency are included in net income (loss). As of December 31, 2006, the Company recorded a gain from foreign currency translation of $0.5 million, compared to a loss of $0.4 million as of December 31, 2005.

Share-Based Payments. On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment” using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, non-vested stock grants and employee stock purchase plans that contain a look-back provision and allow employees to purchase stock at a discount, to be recognized in the financial statements based on their fair values. Under the chosen transition method, the Company recognized compensation cost in 2006 that included compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006. Compensation cost is also recognized for all share-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, under the requirements of SFAS No. 123(R), the performance non-vested stock awards were no longer subject to variable accounting, as the performance measures are not market based. Effective January 1, 2006, all compensation expense for share-based payments is being recognized on a straight-line basis over each award’s vesting period, replacing the multiple options method used prior to January 1, 2006 (see Note 11 - Share-Based Payments for related disclosures).

Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” whereby the options that were granted were at market price, and no compensation expense was recognized. Compensation expense for stock options, if any, would have been measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Non-vested stock awards were recorded as compensation expense over the required vesting period based on the market value on the date of grant. Unearned compensation expense on non-vested stock awards was shown as a reduction to shareholders’ equity. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” established accounting and disclosures requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company utilized the method of accounting prescribed by APB No. 25 and the disclosure requirements of SFAS Nos. 123 and 148.

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

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance. In the normal course of business, the Company’s insurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. Reinsurance recoverables include claims paid by the Company and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine the Company’s ability to cede unpaid losses and loss adjustment expenses under its existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for benefits and losses for which the Company’s insurance subsidiaries have not been relieved of their legal obligations to the policyholder are reported as assets.

Supplemental Cash Flow Information.

Income taxes paid. The Company paid income taxes of $42.3 million in 2006, $12.1 million in 2005, and $24.6 million in 2004.

Interest paid. The Company paid interest on the junior subordinated debentures of $12.5 million, $8.6 million, and $3.1 million during 2006, 2005, and 2004, respectively.

New Accounting Pronouncements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133 and SFAS No. 140.” SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the exemption from applying the requirements of SFAS No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the requirements of FIN 48 and has determined that adoption of this statement will not have a material impact on its financial position or results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

exceptions. Recognition of the funded status under SFAS No. 158 is effective for fiscal years ending after December 15, 2006, with the measurement date requirement effective for fiscal years ending after December 15, 2008. The Company’s has determined that its measurement date is already consistent with the new requirement.

The following table illustrates the incremental effect of adopting SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006:

(in millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Pension asset (a)	$5.5	$(2.8)	$2.7
Deferred federal income tax asset	48.6	1.8	50.4

Total assets	3,722.5	(1.0)	3,721.5

Other postretirement liability (b)	—	2.3	2.3
Total liabilities	2,871.5	2.3	2,873.8

Accumulated other comprehensive income, net of taxes	42.1	(3.3)	38.8
Total shareholders’ equity	851.0	(3.3)	847.7

Total liabilities and shareholders’ equity	3,722.5	(1.0)	3,721.5

(a)	included in other assets at December 31, 2006
(b)	included in other liabilities at December 31, 2006

2. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investments available for sale as of December 31 were as follows:

(in millions) 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturities
U.S. Treasury securities	$51.0	$0.2	$0.5	$50.7
U.S. Government agencies	283.0	0.7	5.2	278.5
Obligations of states and political subdivisions	153.8	0.2	1.4	152.6
Corporate securities	610.9	4.0	11.4	603.5
Mortgage backed securities	937.1	2.1	16.4	922.8
Foreign government	15.6	0.1	0.2	15.5
Redeemable preferred stock	1.2	—	—	1.2

Total fixed maturities	2,052.6	7.3	35.1	2,024.8

Equity securities
Banks, trusts and insurance companies	27.1	16.7	0.2	43.6
Industrial, miscellaneous and all other	139.7	79.9	3.1	216.5

Total equity securities	166.8	96.6	3.3	260.1

Other long-term investments	16.4	—	0.4	16.0
Short-term investments	213.2	—	—	213.2

Total invested assets	$2,449.0	$103.9	$38.8	$2,514.1

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions) 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
U.S. Treasury securities	$84.0	$0.9	$0.5	$84.4
U.S. Government agencies	284.7	1.2	5.4	280.5
Obligations of states and political subdivisions	98.7	0.7	1.8	97.6
Corporate securities	499.7	6.3	9.1	496.9
Mortgage backed securities	725.9	0.4	15.5	710.8
Foreign government	4.6	—	0.3	4.3
Redeemable preferred stock	1.2	0.1	—	1.3

Total fixed maturities	1,698.8	9.6	32.6	1,675.8

Equity securities
Banks, trusts and insurance companies	18.1	10.6	0.1	28.6
Industrial, miscellaneous and all other	117.5	57.5	2.9	172.1

Total equity securities	135.6	68.1	3.0	200.7

Other long-term investments	20.6	3.3	—	23.9
Short-term investments	272.6	—	—	272.6

Total invested assets	$2,127.6	$81.0	$35.6	$2,173.0

The amortized cost and fair values of fixed maturity investments as of December 31, 2006, by contractual maturity, were as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$64.2	$63.7
Due after one year through five years	586.6	577.3
Due after five years through ten years	336.9	332.0
Thereafter	127.8	129.0
Mortgage-backed	937.1	922.8

Total	$2,052.6	$2,024.8

The expected maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations without penalties.

Investment income and expenses for the years ended December 31 were as follows:

(in millions)	2006	2005	2004
Investment income:
Interest and dividends on fixed maturities	$89.2	$72.5	$57.9
Dividends on equity securities	6.2	5.2	4.9
Interest on short-term investments	10.5	4.9	1.7
Interest on long-term investments	1.2	4.6	2.6
Other	1.3	0.2	1.7

	108.4	87.4	68.8
Investment expenses	(3.9)	(3.5)	(3.7)

Net investment income	$104.5	$83.9	$65.1

Proceeds from sales of fixed maturity investments were $173.9 million, $161.9 million and $326.0 million in 2006, 2005, and 2004, respectively. Proceeds from sales of equity securities were $4.9 million, $27.6 million and $9.4 million in 2006, 2005, and 2004, respectively. In 2006, proceeds from sales of other long-term invested assets were $17.3 million. The following table presents the Company’s realized investment and other gains (losses):

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2006	2005	2004
Realized gains
Fixed maturities	$2.3	$0.8	$3.7
Equity securities	1.1	4.4	3.6
Other long-term investments	11.8	0.3	—
Short-term investments	0.2	—	—
Gain on sale of real estate	7.6	—	—

Gross realized gains	23.0	5.5	7.3
Realized losses
Fixed maturities	(0.7)	(1.5)	(1.4)
Equity securities	(0.7)	(0.7)	(0.2)
Other long-term investments	(0.4)	—	(0.5)

Gross realized losses	(1.8)	(2.2)	(2.1)

Net realized investment and other gains	$21.2	$3.3	$5.2

On September 20, 2006, Argonaut Insurance Company, a subsidiary of the Company, sold the land and building located in Menlo Park, California, that served as its original headquarters. Cash proceeds of $7.7 million, net of closing costs, were received on the sale. The sale of the property met full gain recognition under SFAS No. 66, “Accounting for Real Estate Sales” and resulted in a pre-tax realized gain of $7.6 million.

Included in realized losses for the years ended December 31, 2006, 2005, and 2004 were write downs of approximately $1.2 million, $1.0 million and $0.1 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

At December 31, 2006, the amortized cost and fair value of investments on deposit with various insurance regulatory agencies were $278.1 million and $275.0 million, respectively.

Additionally, securities with an amortized cost of $2.2 million (which approximated fair value) were pledged as collateral for surety bonds, which were issued to various states in lieu of depositing bonds. Investments with an amortized cost of $77.1 million and fair value of $74.9 million were pledged as collateral for various other reasons such as reinsurance.

An aging of unrealized losses on the Company’s investments in fixed maturities, equity securities and other long-term investments at December 31, 2006 and 2005 is presented below:

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Less Than One Year		One Year or Greater		Total
2006 (in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$16.8	$0.1	$15.6	$0.4	$32.4	$0.5
U.S. Government agencies	26.0	0.2	194.9	5.0	220.9	5.2
Obligations of states and political subdivisions	83.8	0.5	31.8	0.9	115.6	1.4
Corporate securities	63.7	0.5	363.1	10.9	426.8	11.4
Mortgage backed securities	175.9	1.2	541.4	15.2	717.3	16.4
Foreign government	—	—	7.1	0.2	7.1	0.2
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	366.2	2.5	1,153.9	32.6	1,520.1	35.1

Equity securities
Banks, trusts and insurance companies	2.9	0.2	—	—	2.9	0.2
Industrial, miscellaneous and all other	19.0	1.9	15.4	1.2	34.4	3.1

Total equity securities	21.9	2.1	15.4	1.2	37.3	3.3

Other long-term investments	5.6	0.4	—	—	5.6	0.4

Total	$393.7	$5.0	$1,169.3	$33.8	$1,563.0	$38.8

	Less Than One Year		One Year or Greater		Total
2005 (in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities
U.S. Treasury securities	$12.9	$0.1	$20.5	$0.4	$33.4	$0.5
U.S. Government agencies	126.5	2.6	99.8	2.8	226.3	5.4
Obligations of states and political subdivisions	39.7	0.6	34.1	1.2	73.8	1.8
Corporate securities	195.2	3.9	144.0	5.2	339.2	9.1
Mortgage backed securities	412.1	7.7	214.6	7.8	626.7	15.5
Foreign government	—	—	4.4	0.3	4.4	0.3
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	786.4	14.9	517.4	17.7	1,303.8	32.6

Equity securities
Banks, trusts and insurance companies	4.9	0.1	0.2	—	5.1	0.1
Industrial, miscellaneous and all other	37.5	2.2	3.3	0.7	40.8	2.9

Total equity securities	42.4	2.3	3.5	0.7	45.9	3.0

Other long-term investments	—	—	—	—	—	—

Total	$828.8	$17.2	$520.9	$18.4	$1,349.7	$35.6

The Company holds a total of 2,474 securities, of which 348 were in an unrealized loss position for less than one year and 978 were in an unrealized loss position for a period one year or greater as of December 31, 2006. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political subdivisions, and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of interest rate fluctuations. As the Company has the ability and intent to hold these securities until a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost of those investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2006.

The unrealized loss on the Company’s corporate bond portfolio was primarily due to increased interest rates. All corporate bonds were of investment grade as of December 31, 2006. The contractual terms of the securities do not allow the issuer to settle the securities at a price less than the amortized cost of the investment. The Company continually monitors the bond portfolio and will recognize an other-than-temporary impairment on any securities which are downgraded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2006.

The Company’s portfolio of mortgage-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases. The contractual cash flows of the securities issued by agencies of the United States government are guaranteed by the governmental agency. The securities issued by the corporate entities, though not guaranteed, were all of investment grade as of December 31, 2006. The Company has no indications that the securities will settle at a price less than the amortized cost of the securities. The Company believes the decline in fair value is due solely to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2006.

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other than temporary, including but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities, as shown above, at December 31, 2006, are temporary.

3. Reinsurance

The Company reinsures certain risks with other insurance companies. Such arrangements serve to limit the Company’s maximum loss on catastrophes and large or unusually hazardous risks. The Company is liable for reinsurance ceded in the event its reinsurers do not meet their obligations. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The Company’s reserves for uncollectible reinsurance balances receivable on paid losses and incurred claims were $19.3 million and $18.8 million as of December 31, 2006 and 2005, respectively. Under certain reinsurance agreements, collateral and letters of credit are held to secure performance of reinsurers in meeting their obligations. The amount of such collateral and letters of credit were $126.2 million and $107.3 million at December 31, 2006 and 2005, respectively.

The long-term nature of the reinsurance contracts creates a credit risk to the Company over time arising from potentially uncollectible reinsurance. To mitigate that counter-party risk, the Company evaluates its reinsurers to assess their financial condition. The factors that underlie these reviews include a financial risk assessment as well as an internal assessment of the capitalization and the operational risk of the reinsurer. As a result of these reviews, certain members of management make changes to the approved markets that are utilized in both its treaty and facultative reinsurance programs.

Estimated losses recoverable from reinsurers and the ceded portion of unearned premiums are reported as assets in the consolidated balance sheets. Included in reinsurance recoverables are paid loss recoverables of $53.2 million and $76.2 million as of December 31, 2006 and 2005, respectively. Premiums earned and losses and loss adjustment expenses are reported net of reinsurance in the consolidated statements of income.

Losses and loss adjustment expenses of $477.6 million, $427.2 million, and $409.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, are net of amounts ceded to reinsurers of $144.9 million, $226.6 million, and $128.8 million, respectively.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

While the Company is generally not in the business of assuming reinsurance risks, it is required to accept certain assigned risks and other legally mandated reinsurance obligations. However, in previous years, the Company actively assumed various forms of casualty reinsurance for which it continues to maintain reserves for losses and loss adjustment expenses (see Note 13 - Run-off Lines). For such assumed reinsurance transactions, the Company engages in various monitoring steps that are common with assumed reinsurance such as ongoing underwriting and claims reviews.

Premiums for the years ended December 31, were as follows:

(in millions)	2006	2005	2004
Direct written premiums	$1,112.0	$928.4	$853.0
Reinsurance ceded to other companies	(308.6)	(286.3)	(233.9)
Reinsurance assumed from other companies	43.6	127.3	50.4

Net written premiums	$847.0	$769.4	$669.5

Direct earned premiums	$1,031.5	$872.6	$795.5
Reinsurance ceded to other companies	(302.5)	(264.4)	(217.7)
Reinsurance assumed from other companies	84.0	90.8	56.1

Net earned premiums	$813.0	$699.0	$633.9

Percentage of reinsurance assumed to net earned premiums	10.3%	13.0%	8.8%

The Company commuted a reinsurance treaty with Trenwick America Reinsurance Corporation (Trenwick) on December 31, 2005, and received a $20.0 million settlement during 2006. During 2005 and prior to the commutation, the Company recorded a $10.0 million increase to the reserve for doubtful accounts for potential commutations of reinsurance treaties. Of the $10.0 million, $8.0 million was related to the Trenwick treaty commuted on December 31, 2005. During 2004, the Company recorded a $5.0 million increase to the reserve for doubtful accounts by reducing ceded loss reserves for this treaty, for a total $13.0 million reserve for doubtful accounts as of the December 31, 2005, commutation date. The $13.0 million reduction of ceded loss reserves represents management’s best estimate of losses that will be retained by the Company as a result of commuting this treaty. Upon receipt of the commutation settlement, the amounts previously reserved as bad debt were written off by the Company. As of December 31, 2006, the Company has approximately $1.8 million of reinsurance balances due for other reinsurance contracts with Trenwick, of which $0.9 million is reserved as a bad debt.

The Company entered into a retroactive adverse loss development reinsurance agreement (the ADC) with Inter-Ocean N.A. Reinsurance Company, Ltd. effective December 31, 2002, for the workers compensation, commercial multiple peril, general liability and asbestos, environmental and other latent losses lines of business. Effective September 15, 2005, the Company commuted the ADC based on the most current actuarial data and the settlement of claims subject to the ADC subsequent to the ADC’s effective date. As a result of the commutation, the Company recognized a gain of $7.0 million, which was recorded as a reduction of losses and loss adjustment expenses in 2005. The Company reported ceded reserves in 2004 of $174.1 million related to the ADC.

4. Income Taxes

The Company’s income tax provision (benefit) includes the following components:

(in millions)	2006	2005	2004
Current tax provision	$49.5	$4.7	$1.6
Deferred tax provision (benefit) related to:
Future tax deductions	(7.5)	13.7	1.4
Net operating loss carryforward	—	—	4.2
Deferred alternative minimum tax provision	15.0	7.7	5.7
Valuation allowance change	—	(25.1)	(24.0)

Income tax provision (benefit)	$57.0	$1.0	$(11.1)

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax benefit as of December 31, 2004, was the result of the Company reducing its accrued tax liabilities by $10.9 million due to the State of California enacting a law providing for a partial tax deduction for certain intercompany dividends paid by subsidiary insurance companies to a company subject to California corporate income tax.

A reconciliation of the Company’s income tax provision or benefit to the provision or benefit that would have resulted if the tax had been computed at the statutory rate is as follows:

(in millions)	2006	2005	2004
Income tax provision at statutory rate (35%)	$57.0	$28.5	$21.2
Tax effect of:
Tax-exempt interest	(0.1)	(0.1)	(0.1)
Dividends received deduction	(1.0)	(0.9)	(0.8)
Valuation allowance change	—	(25.1)	(24.0)
Other permanent adjustments, net	1.1	(0.5)	(0.2)
State tax expense	—	(0.9)	(7.2)

Income tax provision (benefit)	$57.0	$1.0	$(11.1)

Deferred taxes arise from temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Net deferred tax assets as of December 31, 2006, 2005 and 2004 resulted from the tax-effected temporary differences shown in the following table. Tax provision of $6.9 million and tax benefits of $13.6 million and $5.5 million relating to changes in the unrealized gains on available-for-sale investment securities were recorded as of December 31, 2006, 2005 and 2004, respectively. As a result of the implementation of SFAS No. 158, deferred tax benefits of $1.8 million were recorded as of December 31, 2006. No tax benefits relating to minimum pension liability adjustments were recorded during this period.

(in millions)	2006	2005	2004
Deferred tax liability:
Unrealized gains on investment securities	$(22.8)	$(15.9)	$(29.5)
Deferred acquisition costs	(32.2)	(31.2)	(24.5)
Other	(3.3)	(4.6)	(4.2)

Deferred tax liability, gross	(58.3)	(51.7)	(58.2)

Deferred tax assets:
Losses and loss adjustment expense reserve discounting	55.2	50.1	52.3
Unearned premiums	28.2	26.0	22.7
Alternative minimum tax	—	15.5	19.1
Adverse development reinsurance contract	—	—	15.8
Allowance for bad debt	6.9	7.6	7.3
Net operating loss carryforward	0.3	0.4	0.5
Other	18.1	15.1	11.2

Deferred tax asset, gross	108.7	114.7	128.9

Deferred tax asset, net before valuation allowance	50.4	63.0	70.7
Valuation allowance	—	—	(25.1)

Deferred tax asset, net	$50.4	$63.0	$45.6

Realization of deferred tax assets is dependent upon the Company’s generation of sufficient taxable income in the future to recover tax benefits that cannot be recovered from taxes paid in the carryback period, generally two years. Management regularly evaluates the recoverability of deferred tax assets. During 2005, the Company reduced its deferred tax asset valuation allowance to zero based on management’s evaluation of the recoverability of the deferred tax asset. As of December 31, 2006, the Company has a regular federal tax net operating loss carryforward of $0.7 million which relates to the acquisition of the Front Royal Companies. This carryforward will expire if not utilized by December 31, 2009. The Company’s deferred tax assets are supported by the reversal of taxable temporary differences and the recognition of future income.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of reserves for losses and loss adjustment expenses (LAE) for the years ended December 31, 2006, 2005 and 2004, respectively.

(in millions)	2006	2005	2004
Net beginning of the year	$1,394.8	$1,060.8	$965.5
Add:
Net reserves ceded - retroactive reinsurance contract (1)	—	175.7	(1.8)
Losses and LAE incurred during current calendar year, net of reinsurance:
Current accident year	522.5	447.5	408.7
Prior accident years	(44.9)	(20.3)	1.0

Losses and LAE incurred during calendar year, net of reinsurance	477.6	427.2	409.7
Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	106.3	85.8	82.1
Prior accident years	235.6	183.1	230.5

Losses and LAE payments made during current calendar year, net of reinsurance	341.9	268.9	312.6
Net reserves - end of period	1,530.5	1,394.8	1,060.8
Add:
Reinsurance recoverable on unpaid losses and
LAE, end of period	498.7	480.6	546.7

Gross reserves - end of period	$2,029.2	$1,875.4	$1,607.5

(1)	On September 15, 2005, the Company commuted the ADC (see Note 3 - Reinsurance). Reserves previously ceded under the contract net of the ADC cession activity are added back to net reserves for 2005.

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

Net favorable loss development recognized in 2006 for prior accident years was a $44.9 million reduction to losses and LAE. The Excess and Surplus Lines segment had favorable development of $33.7 million which was mainly caused by lower than expected loss emergence on the 2004 and 2005 accident years resulting from lower loss frequency. The Public Entity segment had $6.7 million of favorable development in both casualty and property business written in 2005 and prior. The Risk Management segment had $10.3 million of favorable development with a $9.6 million reduction to prior accident years’ workers compensation reserves including $2.6 million of favorable involuntary pool loss development, and the remaining $0.7 million attributable to other lines. The Select Markets segment had $4.1 million of favorable development caused by a $3.0 million reduction in lead paint reserves due to claims settlements and $4.0 million of favorable loss development from ongoing actuarial reviews, offset by unfavorable prior year development of $2.3 million from the unwinding of workers compensation discount and $0.6 million of unallocated loss adjustment expenses. The Run-off segment had $9.9 million of net unfavorable development attributable to $12.2 million in increased general liability asbestos losses and a $4.7 million increase in unallocated loss adjustment expenses, offset by $7.0 million of favorable development as a result of lower medical malpractice losses due to favorable claim closings.

Net favorable loss development recognized in 2005 for prior accident years was a $20.3 million reduction to losses and LAE. Activity related to the ADC resulted in an $8.6 million reduction to prior accident years’ loss expense. The ADC deferred gain amortization during the year prior to the commutation reduced prior accident years’ loss by $1.6 million. The netting of liabilities in excess of ceded balances recoverable resulting from the commutation reduced prior accident years’ loss by $7.0

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million. The Excess and Surplus Lines segment had favorable development of $12.7 million consisting of a $5.1 million reduction for 2004 hurricane losses mainly for property lines, and a $7.6 million reduction spread across other lines as losses developed favorably. The Public Entity segment had $3.8 million of favorable development related to favorable trends in both the casualty and property lines of business, which is net of $2.0 million of adverse development on property losses for 2004 hurricanes. The Risk Management segment had $1.1 million of favorable development including $6.6 million of favorable development primarily driven by other liability losses from favorable trends on older accident years, offset by $5.5 million of unfavorable development in workers compensation. The unfavorable workers compensation development was driven by $8.0 million of reduced ceded losses from a reinsurance commutation with Trenwick America Reinsurance Corporation, partially offset by favorable development on involuntary pool losses. The Risk Management segment experienced favorable workers compensation development on the 2001 through 2004 accident years, which was largely offset by adverse development on older accident years. The Select Markets segment had $0.4 million of favorable development resulting from regular and ongoing actuarial analyses. The Run-off segment had $6.3 million of unfavorable development with $4.1 million due to an increase in unallocated loss adjustment expenses and $2.2 million of unfavorable development primarily related to reduced ceded losses resulting from an increase to the reserve for doubtful accounts for unpaid ceded losses for certain reinsurance treaties.

Net unfavorable loss development recognized in 2004 for prior accident years was $1.0 million. The Excess and Surplus Lines segment had unfavorable development of $4.2 million which was caused by an increase in the other liability line of business due to higher than anticipated claims frequency and severity. The Select Markets segment had unfavorable development of $3.5 million which was caused by the impact of the workers compensation loss reserve discount on prior accident years along with some minor actuarial adjustments. There was a net $5.3 million of favorable development on the Risk Management segment primarily attributable to the 2001, 2002 and 2003 accident years; this amount is after considering unfavorable development for accident years prior to those years. Amortization of the deferred gain on the ADC reduced prior accident year loss expense by $2.3 million during 2004.

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

Pension-type reserves (tabular reserves) are indemnity reserves that are calculated using discounts determined with reference to actuarial tables, which incorporate interest and contingencies such as mortality, remarriage, inflation, or recovery from disability applied to a reasonably determinable payment stream. The Company discounted certain workers compensation pension-type reserves using a maximum interest rate of 3.5% in 2006, 2005 and 2004. The amount of unamortized discount was $43.6 million, $43.8 million and $46.7 million at December 31, 2006, 2005 and 2004, respectively.

6. Junior Subordinated Debentures

During 2005, Argonaut Group Statutory Trust X (Trust X), a wholly owned subsidiary of the Company, sold 30,000 Floating Rate Capital Securities (the 2005 Capital Securities) (liquidation amount $1,000 per Capital Security) in a private sale for $30.0 million. The statutory trust is not consolidated with the Company as the primary beneficiaries are the investors of the floating rate securities. Trust X used the proceeds from this sale, together with the proceeds from its sale of 928 shares of Floating Rate Common Securities (liquidation amount $1,000 per Common Security) to the Company, to buy a series of Floating Rate Junior Subordinated Debentures due 2035 from the Company. The Debentures have the same payment terms as the 2005 Capital Securities.

The initial interest rate on the Debentures and the 2005 Capital Securities issued by Trust X is fixed at 7.75% for the first 5 years. After 5 years, the interest rate is equal to 3-month LIBOR plus 3.40%, which is reset quarterly. The Debentures are unsecured and subordinated in right of payment to all of the Company’s existing and future senior indebtedness. After September 15, 2010, the Company will have the right to redeem the Debentures, in whole or in part, but in all cases in a principal amount in integral multiples of $1,000, at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption. The Company also has the right to redeem all of the Debentures prior to September 15, 2010 upon the occurrence of specified events at the greater of (i) 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest to the date of redemption, or (ii) the sum of (a) the discounted present value of the principal amount of the Debentures, (b) the discounted present value of the interest payable on the Debentures during the fixed rate period remaining life, and (c) the accrued and unpaid interest on the Debentures through the redemption date.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2004, the Company, through a series of statutory trusts, sold $83.0 million of Floating Rate Capital Securities (the 2004 Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2004 Capital Securities, the trusts sold $2.6 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $85.6 million of Floating Rate Junior Subordinated Debentures (the Debentures) from the Company. The interest rates on the Debentures and the 2004 Capital Securities are equal to the 3-Month LIBOR plus a margin ranging from 3.55% to 3.85%, reset quarterly. For selected Debentures, the interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The remaining debentures have interest rates that are not to exceed the highest rate permitted by New York Law prior to the coupon cap date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 101% plus accrued and unpaid interest to the date of redemption.

During 2003, the Company, through a series of statutory trusts, sold $27.0 million of Floating Rate Capital Securities (the 2003 Capital Securities) (liquidation amount $1,000 per Capital Security) in a series of private sales. In conjunction with the sales of the 2003 Capital Securities, the trusts sold $0.8 million of Floating Rate Common Securities to the Company. The trusts used the proceeds from these sales to purchase $27.8 million of Floating Rate Junior Subordinated Debentures (the Debentures) from the Company. The interest rates on the Debentures and the 2003 Capital Securities are equal to the 3-Month LIBOR plus a margin of 4.10%, reset quarterly. The interest rates are not to exceed 12.5% prior to the coupon cap date, which is approximately 5 years after the issuance date. The Debentures are unsecured and are subordinate in right of payment to all of the Company’s future senior indebtedness. The Debentures are due 30 years after issuance, but may be redeemed after the five-year anniversary at a price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest on the date of redemption. The Debentures may be redeemed prior to the five-year anniversary date upon the occurrence of specific events at a price equal to 107.5% to 100.95% plus accrued and unpaid interest to the date of redemption.

The Company used the majority of the net proceeds from the sales of the Debentures to increase the capital of its insurance subsidiaries and for general corporate purposes.

7. Shareholders’ Equity

The Company is authorized to issue 5 million shares of $0.10 par value preferred stock. As of December 31, 2006, the Company had 1,000,000 shares of Series A Mandatory Convertible Preferred Stock (the preferred shares) issued and outstanding.

The preferred shares are convertible at any time at the option of the holder at an initial conversion price of $12 per share. Any outstanding preferred shares will automatically convert into common shares on the tenth anniversary of the issuance. The preferred shares are senior to the common shares in regard to dividend and liquidation events. During the year ended December 31, 2006, HCC Insurance Holdings Inc. (HCC) converted 1,453,310 preferred shares into common shares. In January 2007, HCC converted an additional 500,000 shares.

The preferred shares paid an annual dividend of 6.0% and 7.0% on a quarterly basis for the years ended December 31, 2006 and 2005, respectively. The dividend is cumulative, and is payable when declared by the Board of Directors. The dividend rate is subject to certain adjustments based upon the Company’s A.M. Best rating and Risk Based Capital level. For the year ended December 31, 2006, the Company paid dividends of $1.4 million, with an additional $0.1 million accrued as of December 31, 2006. For the year ended December 31, 2005, the Company paid dividends of $2.2 million, with an additional $0.5 million accrued as of December 31, 2005.

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

The Company is authorized to issue 70 million shares of $0.10 par value common stock. On October 5, 2005, the Company sold 1.4 million shares of its common stock in an underwritten public offering. The sale was made pursuant to an Underwriting

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement, dated October 5, 2005, by and among the Company and Raymond James & Associates, Inc., as representative of the underwriters. The common stock was issued at a price of $26.75 per share, less an underwriting discount of 4.3%. The net proceeds from the sale of the common stock were approximately $35.4 million, after deducting the underwriting discounts and commissions and offering expenses. This includes an additional $0.2 million of offering expenses paid in 2006. The Company also granted the underwriters an option to purchase an additional 210,000 shares of common stock to cover over-allotments, which was exercised in full on October 31, 2005, resulting in net proceeds of $5.4 million. The Company used the net proceeds from this offering, along with the net proceeds from the over-allotment exercise, for general corporate purposes, including capital contributions to its insurance subsidiaries.

As of December 31, 2006, the Company had 32,457,514 common shares issued and outstanding. As of December 31, 2006, the Company had the following authorized, unissued shares reserved for future issuance:

Reserve Name	Shares Reserved
Series A Mandatory Convertible Preferred Stock	1,000,000
Amended and Restated Stock Incentive Plan	4,186,610
Non-Employee Director Stock Option Plan	218,000
2004 Employee Stock Purchase Plan	615,343

Total	6,019,953

8. Earnings Per Share

The following table presents the calculation of net income per common share on a basic and diluted basis for the years ended December 31:

(in millions, except share and per share amounts)	2006	2005	2004
Net income	$106.0	$80.5	$71.8
Preferred stock dividends	(1.0)	(2.2)	(2.5)

Income available to common shareholders	105.0	78.3	69.3
Effect of dilutive securities:
Preferred stock dividends	1.0	2.2	2.5

Income available to common shareholders after assumed conversion	$106.0	$80.5	$71.8

Weighted average shares-basic	31,641,365	28,611,429	27,638,492
Effect of dilutive securities:
Stock options	644,373	432,216	200,511
Convertible preferred stock	1,614,734	2,707,135	2,953,310

Weighted average shares-diluted	33,900,472	31,750,780	30,792,313

Net income per common share-basic	$3.32	$2.73	$2.51

Net income per common share-diluted	$3.13	$2.53	$2.33

In 2006, options to purchase 257,866 shares of common stock and 9,075 non-vested shares were excluded from the computation of earnings per share, as these instruments were anti-dilutive. These instruments expire at various times from 2009 through 2013. In 2005, options to purchase 25,250 shares of common stock were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2007 through 2009. In 2004, options to purchase 415,750 shares of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in 2005 through 2014.

In January 2007, a holder of the preferred shares converted 500,000 shares into the Company’s common stock.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition, and insurance expenses for the years ended December 31 were as follows:

(in millions)	2006	2005	2004
Commissions	$139.2	$127.6	$115.0
General expenses	129.6	131.0	94.9
State assessments	6.4	9.7	8.9
Taxes, licenses and bureau fees	13.1	13.1	11.5

	288.3	281.4	230.3
Net deferral of policy acquisition costs	(3.2)	(18.9)	(7.5)

Total underwriting, acquisition and insurance expenses	$285.1	$262.5	$222.8

10. Pension Benefits

The Company sponsors a qualified defined benefit plan and a non-qualified unfunded supplemental defined benefit plan, both of which were curtailed effective February 2004. The following tables set forth the change in plan assets, change in projected benefit obligation, rate assumptions and components of net periodic benefit cost as of December 31 with respect to these plans. The measurement dates of the assets and liabilities of both plans were December 31 of the respective years presented.

(in millions)	2006	2005
Change in plan assets
Fair value of plan assets at beginning of year	$28.2	$31.2
Actual return on plan assets	1.2	0.8
Employer contributions	0.2	0.5
Benefits paid	(2.6)	(4.3)

Fair value of plan assets at end of year	$27.0	$28.2

Change in projected benefit obligation
Projected benefit obligation at beginning of year	$27.4	$29.7
Interest cost	1.5	1.6
Actuarial loss	0.3	0.4
Benefits paid	(2.6)	(4.3)

Projected benefit obligation at end of year	$26.6	$27.4

The Company adopted SFAS No. 158 for the year ended December 31, 2006. This statement requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, for fiscal years ending after December 15, 2008, which is consistent with the Company’s current practices.

As of December 31, 2006, pension assets related to the overfunded plan were $2.7 million and other postretirement liabilities related to the unfunded plan were $2.3 million. These amounts were included in other assets and other liabilities, respectively, in the consolidated balance sheets. For additional disclosure of the effect of this statement on the consolidated balance sheet as of December 31, 2006, see Note 1 - Business and Significant Accounting Policies.

Under the requirements of SFAS No. 158, a reconciliation of the funded status to the net amount recognized is no longer necessary. However, this statement also prohibits retrospective application. Therefore, a prior year reconciliation of funded status to net amount recognized as of December 31 is presented below:

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2005
Fair value of plan assets	$28.2
Less: Projected benefit obligation	27.4

Funded status	0.8
Unrecognized actuarial loss	5.4

Net amount recognized	$6.2

Amounts recognized in the consolidated balance sheet consist of:

2005
Prepaid benefit costs	$8.0
Accrued benefit liability	(1.8)
Additional minimum liability	(0.5)
Accumulated other comprehensive income	0.5

Net amount recognized	$6.2

Assumptions used to determine benefit obligations at December 31:

	2006	2005
Weighted average discount rate	5.50%	5.50%
Expected rate of increase in future compensation levels	n/a	n/a

Assumptions used to determine net periodic benefit cost for the years ended December 31:

	2006	2005	2004
Weighted average discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	5.50%	5.75%	6.00%
Expected rate of increase in future compensation levels	n/a	n/a	3.00%

Components of net periodic benefit costs for the years ended December 31 were as follows:

(in millions)	2006	2005	2004
Service cost	$—	$—	$0.2
Interest cost	1.5	1.6	1.6
Expected return on plan assets	(1.5)	(1.7)	(1.8)
Settlement charge	0.3	0.6	—
Amortization of:
Prior service costs	—	—	(0.1)
Actuarial loss	0.1	0.1	0.1

Total amortization	0.1	0.1	—

Net periodic benefit cost	$0.4	$0.6	$—

The Company estimates that $0.1 million of unrecognized actuarial loss will be amortized from accumulated other comprehensive income into net periodic benefit costs during 2007.

The projected benefit obligation for the non-qualified unfunded supplemental defined benefit plan, with accumulated benefit obligations in excess of plan assets, was $2.3 million as of December 31, 2006 and 2005. The fair value of plan assets for this plan was zero for these same periods. The accumulated benefit obligation for all defined benefit plans is equal to the projected benefit obligation for each of the years presented.

The Company’s weighted-average asset allocations, by asset category, as of December 31 were as follows:

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Asset Category	2006	2005
Fixed income securities	23%	86%
Cash and short-term investments	77%	14%

	100%	100%

In the fourth quarter of 2006, management decided to utilize an external advisor to oversee the investment of the plan assets. As of December 31, 2006, the investments consisted primarily of cash and short-term investments, as the portfolio’s long-term investments were allowed to mature without reinvestment in anticipation of the transaction. Functional transfer of control to the new advisor is expected to occur in the first half of 2007, with a target allocation of 50% equity and 50% fixed maturity investments in order to align the portfolio’s risk composition with the maturity of the benefit obligations. Prior to this transition, the Company’s investment strategy was to invest in U.S. Government Agency securities and minimize exposure to the equity market in order to obtain above average short term yields while protecting the portfolio from rising interest rates. The expected return on plan assets has been ascertained using the Moody’s Aa Corporate Bond rate, rounded to the nearest 25 basis points, which management believes will conservatively approximate future earnings on current and expected investments. Based on the current funding status of the pension plan, the effects of the curtailment, and expected changes in pension plan asset values and pension obligations, the Company does not believe any significant funding of the pension plan will be required during the year ended December 31, 2007.

The Company anticipates formally terminating the plans in the future; however, no definitive date has been determined. Absent the termination of the plan, the Company expects to make the following benefit payments:

(in millions)	Pension Benefits
2007	$2.0
2008	1.9
2009	1.9
2010	1.9
2011	2.2
Years 2012-2016	10.7

Substantially all employees of the Company are eligible to participate in employee savings plans. Under these plans, a percentage of an employee’s pay may be contributed to various savings alternatives including, under one plan, investment in the Company’s common stock. The plans call for the Company to match the employee’s contribution under several formulae. Charges to income related to such Company matching were $3.7 million in 2006, $4.8 million in 2005, and $3.5 million in 2004.

11. Share-Based Payments

Prior to 2006, the Company accounted for stock awards under the intrinsic value method prescribed in APB No. 25. Under APB No. 25, no compensation expense was recognized related to stock options which were fixed and determinable on the date of grant as the exercise price of stock options equaled the fair market value of the underlying stock on the date of grant. The Company also granted stock options to certain executives and other key employees whose vesting was contingent upon the employee meeting defined performance measures. Upon meeting the performance measures, the options vest over a four-year term from the grant date. Due to timing differences between the grant date and the measurement date of the options, the Company applied variable accounting as required by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company recognized compensation expense for the difference between the exercise price of the option and the fair market value of the Company’s common stock as of the measurement date over the vesting period of these options. All performance measures had been met for these stock options as of January 1, 2006. Additionally, in August 2004, the Compensation Committee of the Board of Directors approved a restorative options feature applicable to all options which had exercise prices greater than or equal to $16.21 per share granted prior to February 2, 2004, resulting in variable accounting treatment for such awards. The Company recognized compensation expense associated with the modification of these existing awards from that date forward through September 13, 2005, when the Compensation Committee terminated the restorative options feature applicable to such awards.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to 2006, the Company accounted for its non-vested stock awards under the provisions of APB No. 25. Upon granting of the non-vested stock, unearned compensation equivalent to the market value at the date of grant was charged to shareholders’ equity and subsequently amortized to expense ratably over the vesting period, except for grants subject to performance measures. These performance based shares were expensed under the accelerated expense attribution method under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.”

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, the Company recognized compensation cost in 2006 that included compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006. Compensation cost was also recognized for all share-based payments granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, under the requirements of SFAS No. 123(R), the performance non-vested stock awards were no longer subject to variable accounting, as the performance measures are not market based. Effective January 1, 2006, all compensation expense for share-based payments is being recognized on a straight-line basis over each award’s vesting period.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and vesting of non-vested shares as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits to be classified as cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options and vested shares in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS No. 123(R), the Company recorded $2.3 million of financing cash inflow and, conversely, $2.3 million of operating cash outflow in the Consolidated Statement of Cash Flows. The income tax benefit resulting from stock options exercises totaled $1.8 million, $1.4 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

The transition to SFAS No. 123(R) requires that amounts recorded as unearned stock compensation as of December 31, 2005 be reclassified into additional paid-in capital. Upon the adoption of SFAS No. 123(R) in 2006, the Company’s unearned stock-based compensation balance of $10.3 million was reclassified to additional paid-in capital.

The Company maintains an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair market value on the first day of the offering period or on the designated purchase date at the end of the offering period.

As of December 31, 2006, the Company has two share-based compensation plans, which are described below. The compensation expense recognized under these plans was $8.7 million ($5.7 net of tax), $7.4 million ($4.8 million net of tax) and $4.6 million ($3.0 million net of tax) for the years ended December 31, 2006, 2005 and 2004, respectively. The compensation expense is included in the “underwriting, acquisition and insurance expenses” line item in the accompanying Consolidated Statements of Income.

The following shows, on a pro forma basis, the effect on the Company’s net income and net income per share as if the provisions of SFAS No. 123(R) had been applied to all outstanding and unvested awards prior to January 1, 2006:

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
(in millions, except per share amounts)	2005	2004
Net income, as reported	$80.5	$71.8
Add: Total stock compensation expense included in reported net income, net of taxes	4.8	3.0
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards, net of tax	(4.2)	(2.8)

Pro forma net income	$81.1	$72.0

Earnings per share
Basic - as reported	$2.73	$2.51
Basic - pro forma	$2.76	$2.52
Diluted - as reported	$2.53	$2.33
Diluted - pro forma	$2.55	$2.34

Amended and Restated Stock Incentive Plan

The Company’s Amended and Restated Stock Incentive Plan, as approved by the shareholders (the “Amended Plan”), provides that an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. Grants to individual employees cannot exceed 300,000 shares within any calendar year except in the year of their initial employment. The stock awards issued under the Amended Plan may be time-vested or have performance measures which must be met in order for the awards to vest, and generally vest over a two-to-five-year period. Stock options are required to have an exercise price equal to fair market value on the date of grant and any reduction in the exercise price of an option requires shareholder approval. Grants under the Amended Plan expire on the seventh-year anniversary of the grant. Options granted prior to February 2004 have a legal life of eleven years. Options granted after February 1, 2004 have a restorative feature which upon exercise allows for additional options to be issued to the employee subject to the employee meeting certain exercise criteria. Certain options and non-vested stock grants provide for accelerated vesting if there is a change in control, as defined by the Amended Plan.

The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company suspended dividend payments in 2003 and has not communicated any immediate plans to resume dividend payments in the near future. The following table summarizes the assumptions used by the Company for the years ended December 31:

	2006	2005	2004
Risk-free rate of return	4.52% to 4.98%	3.80% to 4.47%	3.00% to 3.94%
Expected dividend yields	0.00%	0.00%	0.00%
Expected option life (years)	4.46 to 7.00	4.59	5.75
Expected volatility	43.2% to 45.8%	46.6% to 47.6%	35.6% to 36.4%

Prior to the adoption of SFAS No. 123(R), the Company recognized forfeitures when they occurred. In accordance with the requirements of SFAS No. 123(R), the Company estimates forfeitures based on historical forfeitures patterns, thereby recognizing expense only for those awards that are expected to vest. The estimate of forfeitures is adjusted as actual forfeitures differ from the Company’s estimate, resulting in recognition of compensation expense only for those awards that actually vest.

A summary of option activity under the Amended Plan as of December 31, 2006, and changes during the year is as follows:

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2006
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	2,353,132	$19.16
Granted	222,858	$34.59
Exercised	(429,900)	$19.48
Expired or forfeited	(41,490)	$23.04

Outstanding at end of the year	2,104,600	$20.65	5.2	29,952,061

Options vested or expected to vest as of year end	2,050,510	$20.58	5.2	29,336,904

Exercisable at end of year	1,059,898	$19.27	5.2	16,563,027

Included in the total options granted during 2006 are 132,032 options whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year from the date of grant) and forfeit all or a pro rata portion of the grant if the performance conditions are not met in the specified time frame. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor for the grants.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those options where the exercise price was below the quoted price at December 31, 2006.

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $15.68, $10.04 and $8.35 respectively. Total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $6.3 million, $5.6 million and $0.2 million, respectively.

For the year ended December 31, 2006, the Company received cash payments of $7.4 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan.

Under the Amended Plan, up to 1,250,000 shares (of the total shares authorized under the plan) may be issued as non-vested stock to officers and certain key employees. The shares vest in equal annual installments over a period of two to five years, subject to continued employment. The stock is not issued until the vesting requirements are met; therefore, participants in the plan are not entitled to any voting or dividend rights until the stock has been issued. A summary of the non-vested shares activity under the Amended Plan as of December 31, 2006, and changes during the year is as follows:

	2006
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of the year	258,703	$19.10
Granted	449,909	$34.21
Vested and issued	(96,727)	$17.84
Expired or forfeited	(7,854)	$27.75

Outstanding at end of the year	604,031	$30.45

Included in the total shares granted during 2006 are 363,840 shares whose vesting is contingent on the employee meeting defined performance conditions. Employees have a specified time period in which to meet the performance condition (typically one year) and forfeit the grant in its entirety if the performance conditions are not met in the specified time frame. Certain grants have a secondary performance measure which must be met by the second anniversary of the award; if the performance measure is not met, 50% of the award will be forfeited and the vesting schedule will be adjusted. The Company evaluates the likelihood of the employee completing the performance condition and includes this estimate in the determination of the forfeiture factor for the grants.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2006, there was $15.3 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted by the Company. The weighted-average period over which this unrecognized expense is expected to be recognized is 2.9 years. The total fair value of shares vested during the year ended December 31, 2006 was $1.7 million.

Non-Employee Director Stock Option Plan

The Company’s Non-Employee Director Stock Option Plan, as approved by the shareholders (the “Director’s Plan”), provides for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company may issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. The options issued under the Director’s Plan are not “incentive stock options.” All options will have an exercise price equal to the fair market value as of the date of grant. The options vest on the first anniversary of the grant date. The options will expire on the 7-year anniversary of the grant.

A summary of option activity under the Director’s Plan as of December 31, 2006, and changes during the year is as follows:

	2006
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the year	120,000	$18.34
Granted	40,000	$33.63
Exercised	—	$0.00
Expired or forfeited	—	$0.00

Outstanding at end of the year	160,000	$22.17	5.6	2,031,120

Options vested or expected to vest as of year end	160,000	$22.17	5.6	2,031,120

Exercisable at end of year	120,000	$18.34	5.4	1,981,920

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $18.24, $11.17 and $7.51 respectively. Total intrinsic value of options exercised during the year ended December 31, 2004 was $0.1 million. No options under this plan were exercised in 2006 or 2005.

The Company has adopted the Argonaut Deferred Compensation Plan for Non-Employee Directors, a non-funded and non-qualified deferred compensation plan. Under the Plan, non-employee directors may elect each year to defer payment of 50% or 100% of their cash compensation payable during the next calendar year. During the time that the cash compensation amounts are deferred, such amounts will be credited with interest earned at a rate two (2) percent above the prime rate, to be re-set each May 1. In addition, the Plan calls for the Company to grant a match equal to 150% of the cash compensation amounts deferred in the form of “Stock Units,” which provide directors with the economic equivalent of stock ownership and are credited as a bookkeeping entry to each director’s “Stock Unit Account.” Each Stock Unit shall be valued at the closing price of the Company’s common stock on the national exchange on which it is listed as of the date credited for all purposes under the Plan and fluctuate daily thereafter on that same basis. The Plan provides for a Stock Unit Account to be established for each non-employee director upon the effective date of the Plan and with credit for an initial bookkeeping entry for 1,333 Stock Units. Directors joining the Board after the effective date of the Plan shall have a Stock Unit Account established as of the date of their election or appointment with an identical initial bookkeeping entry. Unless removed for cause, each director (or such director’s designated beneficiary) shall be entitled to a distribution from the Plan six months after their service on the Board of Directors ends or, in the event of a change in control of the Company, as of the date of the change in control. For the year ended December 31, 2006, the Company recorded compensation expense of $1.2 million under this plan.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Segment Information

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into the following four segments: Excess and Surplus Lines, Select Markets, Public Entity, and Risk Management. Additionally, the Company has liabilities associated with policies written in the 1970s and into the 1980s, and classifies the results as Run-off for purposes of segment reporting. The Company considers many factors, including the nature of the segment’s insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

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

There are no major customers from whom the Company derives 10% or more of its revenue.

Revenues and income before income taxes of each reporting segment for the years ended December 31 were as follows:

(in millions)	2006	2005	2004
Revenues:
Earned premiums
Excess & Surplus Lines	$526.5	$374.9	$305.1
Select Markets	216.7	194.0	165.8
Public Entity	54.4	59.3	61.7
Risk Management	15.4	70.8	101.3
Run-off Lines	—	—	—

Total earned premiums	813.0	699.0	633.9
Net investment income
Excess & Surplus Lines	43.6	30.0	21.0
Select Markets	17.4	14.3	11.0
Public Entity	4.4	4.9	2.3
Risk Management	33.7	31.9	29.9
Run-off Lines	—	—	—
Corporate and Other	5.4	2.8	0.9

Total net investment income	104.5	83.9	65.1
Realized investment and other gains, net	21.2	3.3	5.2

Total revenue	$938.7	$786.2	$704.2

Income before income taxes
Segment income (loss):
Excess & Surplus Lines	$102.2	$57.7	$36.9
Select Markets	36.9	28.6	17.6
Public Entity	13.5	9.4	3.4
Risk Management	25.5	18.2	20.3
Run-off Lines	(9.9)	(12.5)	—

	168.2	101.4	78.2
Corporate and Other loss	(26.4)	(23.2)	(22.7)
Realized investment gains, net	13.6	3.3	5.2
Realized gain on sale of real estate, net	7.6	—	—

Total income before income taxes	$163.0	$81.5	$60.7

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents identifiable assets as of December 31, 2006 and 2005:

(in millions)	2006	2005
Excess & Surplus Lines	$1,763.4	$1,356.2
Select Markets	735.8	650.6
Public Entity	141.5	153.1
Risk Management	1,052.4	1,138.8
Run-off Lines	—	—
Corporate and Other	28.4	105.9

Total	$3,721.5	$3,404.6

With the restructuring of the Risk Management segment during 2005, the Company reallocated the goodwill previously assigned to this segment in accordance with SFAS No. 142. Included in identifiable assets as of December 31, 2006 and 2005, was allocated goodwill of $0.9 million for the Public Entity segment, $68.3 million for the Excess and Surplus Lines segment, and $37.1 million for the Select Markets segment.

13. Run-off Lines

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

(in millions)	2006	2005
Run-off Lines:
Reinsurance assumed	$145.2	$144.7
Other liability	42.2	42.6
Medical malpractice	8.0	15.3

Total Run-off Lines	195.4	202.6
Continuing lines	1,833.8	1,672.8

Total reserves	$2,029.2	$1,875.4

The following table presents the Company’s net underwriting results for the three years ended December 31:

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2006	2005	2004
Run-off Lines:
Reinsurance assumed	$(12.1)	$(2.7)	$(3.7)
Other liability	(4.8)	(9.8)	3.7
Medical malpractice	7.0	—	—

Total Run-off Lines	(9.9)	(12.5)	—
Continuing lines	79.0	32.8	14.0

Underwriting income	69.1	20.3	14.0
Corporate and Other expenses	(18.8)	(11.0)	(12.6)

Total underwriting income	$50.3	$9.3	$1.4

The Company has received asbestos and environmental liability claims arising out of general liability coverage primarily written in the 1970s and into the mid-1980s. Asbestos and environmental claims originate from policies directly written by the Company and from reinsurance assumed during this period, including a portion assumed from the London market. The following table represents the total gross reserves for the Company’s asbestos exposure as of December 31:

(in millions)	2006	2005	2004
Direct written
Case reserves	$11.8	$8.1	$8.9
ULAE	2.9	2.4	2.3
IBNR	25.1	30.0	33.2

Total direct written reserves	39.8	40.5	44.4
Assumed domestic
Case reserves	33.9	32.4	34.0
ULAE	4.9	3.3	2.7
IBNR	41.0	35.3	37.2

Total assumed domestic reserves	79.8	71.0	73.9
Assumed London
Case reserves	11.0	11.9	13.9
ULAE	1.7	1.3	1.1
IBNR	11.0	16.5	17.7

Total assumed London reserves	23.7	29.7	32.7

Total asbestos reserves	$143.3	$141.2	$151.0

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

The Company completed the 2006 analysis of loss and loss adjustment expense reserves related to its Run-off Lines which include asbestos and environmental claims during the third quarter and updated the analysis during the fourth quarter of 2006. As a result of this analysis, the Company recorded an additional $12.2 million in reserves. Additionally, the Company strengthened its unallocated loss and loss adjustment expense reserves by $4.7 million based on this analysis. Partially offsetting these increases was a reduction to the medical malpractice reserves of $7.0 million. Based on the 2006 actuarial analysis, management has recorded its best estimate of reserves. Although management has recorded its best estimate of loss reserves utilizing internal and consulting actuaries, due to the uncertainties of estimation of liabilities that may arise as discussed herein, further deterioration of claims could occur in the future. A similar analysis was completed in the third quarter of 2005, and as a result of this analysis the Company recorded an additional $0.1 million in reserves and strengthened its unallocated loss and loss adjustment expense reserves by $4.1 million.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2004, a similar analysis was completed, and this analysis indicated that reserves for asbestos and environmental exposures were adequate.

14. Commitments and Contingencies

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company’s financial condition or results of operations.

15. Leases

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

(in millions)	Amount Due
2007	$0.7
2008	0.7
2009	0.7
2010	0.7
2011	0.7
Thereafter	2.5

Total	$6.0

The Company leases additional office space and equipment under lease agreements that expire at various intervals and are subject to renewal options at market rates prevailing at the time of renewal. At December 31, 2006, future minimum payments under non-cancelable operating leases are as follows.

(in millions)	Amount Due
2007	$6.2
2008	6.1
2009	5.7
2010	4.9
2011	4.3
Thereafter	3.5

Total	$30.7

16. Statutory Accounting Principles

The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by insurance regulatory authorities of the state in which they are domiciled. The differences between statutory-based financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences are that for statutory-based financial statements, deferred policy acquisition costs are not recognized, a portion of the deferred federal income tax assets are recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a provision for reinsurance is recorded and charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance. Statutory policyholders’ surplus and net income for the years ended December 31, 2006, 2005, and 2004, of the Company’s directly-owned insurance subsidiaries, Argonaut Insurance Company and Colony Insurance Company, included in those companies’ respective filings with regulatory authorities are as follows:

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2006	2005	2004
Net income (loss)	$72.5	$(14.2)	$31.0
Surplus	$768.3	$548.1	$528.3

Various state insurance laws restrict the amount that may be transferred to Argonaut Group, Inc. from its subsidiaries in the form of dividends without prior approval of regulatory authorities. In addition, that portion of the insurance subsidiaries’ net equity that results from the difference between statutory insurance principles and GAAP would not be available for dividends. No dividends were paid to the Company during 2006 or 2005. On January 30, 2004, the California Department of Insurance approved an extraordinary dividend from Argonaut Insurance Company to Argonaut Group, Inc., in the amount of $76.8 million in the form of all the outstanding stock of one of its subsidiaries. The dividend was conditional on Argonaut Group, Inc. contributing capital to Argonaut Insurance Company in an amount not less than $71.0 million. The transactions were completed in February 2004.

Argonaut Insurance Company is an immediate subsidiary of the Company and is regulated by the Illinois Department of Insurance (effective December 31, 2006, upon redomestication from California). Under Illinois Insurance Regulations, Argonaut Insurance Company is permitted to pay dividends in 2007 up to $46.6 million to Argonaut Group. Colony Insurance Company, a direct subsidiary of the Company, is regulated by the Virginia Department of Insurance. Under Virginia Insurance Regulations, Colony Insurance Company is permitted to pay dividends in 2007 up to $28.2 million to Argonaut Group. Each department of insurance may require prior approval for the payment of all dividends, based on business and regulatory conditions of the insurance companies.

17. Restructuring

In the third quarter of 2005, the Company sold a substantial portion of its risk management business. As a result of the sale, Argonaut Insurance Company reduced its workforce by 34 employees and closed three offices in 2005, with a further reduction of 12 employees and two offices in 2006. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” termination benefits for these employees of $0.2 million and $0.4 million were recorded during 2006 and 2005, respectively. Costs of $0.7 million associated with the office closings were recorded during 2005. In 2006, the costs associated with the office closings were not material. The costs associated with the restructuring are included in the underwriting, acquisition and insurance expense line item in the accompanying consolidated statements of income.

18. Disclosures about Fair Value of Financial Instruments

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

Premiums receivable and reinsurance recoverables. The carrying value of current receivables approximates fair value. At December 31, 2006 and 2005, the carrying values of premiums receivable over 90 days were $7.0 million and $12.3 million, respectively, and the carrying values of reinsurance recoverables over 90 days were $33.6 million and $35.4 million, respectively. The Company’s methodology for establishing its reserves for doubtful accounts includes specifically identifying all potential uncollectible balances regardless of aging. Any of the over 90 day balances, where collectibility was deemed questionable, have been included in the reserves. At December 31, 2006 and 2005, the reserves for doubtful accounts for premiums receivable were $8.9 million and $11.2 million, respectively, and the reserves for doubtful accounts for reinsurance recoverables were $19.3 million and $18.8 million, respectively. Further, as of December 31, 2006 and 2005, premiums receivable over 90 days were secured by collateral in the amount of $1.1 million and $1.5 million respectively. The carrying value of aged receivables, net of reserves for doubtful accounts and collateral security, also approximates fair value due to the short duration of the expected turnover period.

Long-term debt. The Company has $144.3 million of Floating Rate Junior Subordinated Debentures outstanding as of December 31, 2006 and 2005 (see Note 6 - Junior Subordinated Debentures). The carrying amount of the Debentures approximates fair value.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Insurance Assessments

The Company participates in statutorily created insolvency guarantee and weather-related loss protection associations in all states where it is authorized to transact business. These associations were formed for the purpose of paying the claims of insolvent companies. The Company is assessed its pro-rata share of such claims based upon its premium writings, subject to a maximum annual assessment per line of insurance. Certain of these assessments can be recovered through premium tax offsets or policy surcharges. The Company does not believe that assessments on current insolvencies will have a material impact on its financial condition or results of operations. The Company has accrued assessments of $11.4 million at December 31, 2006.

20. Supplemental Disclosure for Other Comprehensive Income

The following table sets forth the tax effects allocated to each component of other comprehensive income for the years ended December 31, 2006, 2005, and 2004:

Tax Effects of Other Comprehensive Income (in millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Year ended December 31, 2004
Minimum pension liability adjustment	$(0.7)	$0.2	$(0.5)
Unrealized losses on securities held as available-for-sale	(10.4)	3.6	(6.8)
Less: reclassification adjustment for realized gains included in net income	(5.2)	1.8	(3.4)

	$(16.3)	$5.7	$(10.6)

Year ended December 31, 2005
Minimum pension liability adjustment	$0.2	$(0.1)	$0.1
Unrealized losses on securities held as available-for-sale	(35.7)	12.5	(23.2)
Less: reclassification adjustment for realized gains included in net income	(3.3)	1.2	(2.1)

	$(38.8)	$13.6	$(25.2)

Year ended December 31, 2006
Unrealized gains on securities held as available-for-sale	$33.3	$(11.7)	$21.6
Less: reclassification adjustment for realized gains included in net income	(13.6)	4.8	(8.8)

	$19.7	$(6.9)	$12.8

21. Quarterly Financial Data - Unaudited

The following table represents unaudited quarterly financial data for the years ended December 31, 2006 and 2005. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made. Total revenues and net income include gains on the sale of investments. The Company cannot anticipate when or if similar gains may occur in the future. Since financial results rely heavily on estimates, caution should be used in drawing specific conclusions from quarterly consolidated results.

ARGONAUT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
(in millions, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2006
Total revenues	$224.6	$228.7	$242.3	$243.1
Net income before taxes	31.2	35.6	46.9	49.3
Net income	20.5	23.4	30.7	31.4
Net income per common share
Basic*	$0.65	$0.74	$0.96	$0.97
Diluted*	$0.61	$0.69	$0.90	$0.92

Comprehensive income	7.5	11.6	62.2	37.5

2005
Total revenues	$183.8	$188.0	$202.0	$212.4
Net income before taxes	25.0	23.6	5.2	27.7
Net income	26.0	23.7	5.4	25.4
Net income per common share
Basic*	$0.91	$0.83	$0.17	$0.86
Diluted*	$0.83	$0.76	$0.17	$0.76

Comprehensive income (loss)	8.1	40.1	(9.3)	16.4

*	Basic and diluted earnings per share are computed independently for each quarter and full year based on the respective average number of common shares outstanding; therefore, the sum of the quarterly net income per share data may not equal the net income per share for the year.

The 2005 results of operations were adversely impacted during the third and fourth quarters by approximately $9.2 million and $2.9 million, respectively, in catastrophe losses resulting from hurricanes Katrina, Rita and Wilma.

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

BALANCE SHEETS

	December 31,
Assets	2006	2005
Investments:
Fixed maturities	$1.5	$19.3
Other long-term investments	4.3	4.3
Short-term investments	74.0	114.1

Total investments	79.8	137.7

Cash and cash equivalents	2.7	0.2
Investment in subsidiaries	972.1	770.6
Current income taxes receivable	1.0	0.4
Goodwill	27.4	27.4
Other assets	13.2	21.3

Total assets	$1,096.2	$957.6

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$144.3	$144.3
Deferred tax payable	80.0	71.5
Due to subsidiaries	21.5	19.2
Other liabilities	2.7	6.5

Total liabilities	248.5	241.5
Shareholders’ equity	847.7	716.1

Total liabilities and shareholders’ equity	$1,096.2	$957.6

STATEMENT OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$5.3	$2.8	$1.0
Expenses:
Other expenses	35.4	31.4	18.3

Total operating expenses	35.4	31.4	18.3

Loss before tax and undistributed earnings	(30.1)	(28.6)	(17.3)
Benefit for income taxes	(1.4)	(13.1)	(17.8)

Net income (loss) before equity in earnings of subsidiaries	(28.7)	(15.5)	0.5
Equity in undistributed earnings of subsidiaries	134.7	96.0	71.3

Net income	$106.0	$80.5	$71.8

ARGONAUT GROUP, INC.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$106.0	$80.5	$71.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization	0.2	7.0	5.2
Share-based payments expense	8.7	—	—
Excess tax benefits from share-based payment arrangements	(2.3)	—	—
Tax benefit from exercise of stock options	—	1.4	—
Undistributed earnings in subsidiaries	(134.7)	(96.0)	(71.3)
Change in:
Deferred tax payable	10.3	15.8	4.6
Due to subsidiaries	2.3	1.0	14.3
Prepaid assets	4.0	(11.6)	(0.1)
Income taxes	1.2	(2.3)	(17.0)
Other, net	(4.6)	3.0	(2.3)

Cash provided (used) by operating activities	(8.9)	(1.2)	5.2

Cash flows from investing activities:
Maturities and mandatory calls of fixed maturity investments	18.0	2.0	6.0
Purchases of fixed maturity investments	—	(5.0)	(22.5)
Change in short-term investments	40.1	(55.0)	29.2
Acquisition of subsidiary ownership	(17.2)	—	—
Capital contribution to subsidiary	(37.0)	(20.3)	(127.0)

Cash provided (used) by investing activities	3.9	(78.3)	(114.3)

Cash flows from financing activities:
Issuance of junior subordinated debentures	—	30.9	85.9
Stock options exercised, employee stock purchase plan issuance, and retirement of common shares (tax payments on non-vested stock)	6.8	9.8	0.8
Secondary common stock offering, net of offering expenses	(0.2)	41.0	(0.2)
Preferred stock offering expenses	—	—	(0.2)
Excess tax benefits from share-based payment arrangements	2.3	—	—
Payment of cash dividend to preferred shareholders	(1.4)	(2.2)	(2.5)

Cash provided by financing activities	7.5	79.5	83.8

Change in cash and cash equivalents	2.5	—	(25.3)
Cash and cash equivalents, beginning of period	0.2	0.2	25.5

Cash and cash equivalents, end of period	$2.7	$0.2	$0.2

ARGONAUT GROUP, INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

For the Years Ended December 31, 2006, 2005, and 2004

(in millions)

Segment	DAC (a)	Future Benefits (b)	UPR (c)	Premium Revenue (d)	Net Invest. Income (e) (l)	Ben, Loss, & LAE (f)	Amortization (Deferral) DPAC (g)	Other Insur. Exp (h) (2)	Premiums Written (i)
Year Ended December 31, 2006
Excess & Surplus Lines	$61.3	$897.6	$341.3	$526.5	$43.6	$303.2	$(3.0)	$167.7	$559.5
Select Markets	25.0	353.7	133.9	216.7	17.4	136.5	(2.6)	63.3	228.6
Public Entity	5.8	68.8	33.2	54.4	4.4	28.0	(0.5)	17.8	58.3
Risk Management	—	513.7	8.0	15.4	33.7	—	2.9	20.7	0.6
Run-off Lines	—	195.4	—	—	—	9.9	—	—	—
Corporate & Other	—	—	—	—	5.4	—	—	18.8	—

	$92.1	$2,029.2	$516.4	$813.0	$104.5	$477.6	$(3.2)	$288.3	$847.0

Year Ended December 31, 2005
Excess & Surplus Lines	$58.3	$703.0	$296.6	$374.9	$30.0	$231.2	$(21.2)	$137.2	$451.3
Select Markets	22.4	315.8	120.4	194.0	14.3	126.0	(4.8)	58.5	218.4
Public Entity	5.3	73.6	28.3	59.3	4.9	33.1	2.2	19.5	50.9
Risk Management	2.9	580.4	30.5	70.8	31.9	39.3	4.9	40.3	48.9
Run-off Lines	—	202.6	—	—	—	6.2	—	6.3	—
Corporate & Other	—	—	—	—	2.8	(8.6)	—	19.6	—

	$88.9	$1,875.4	$475.8	$699.0	$83.9	$427.2	$(18.9)	$281.4	$769.5

Year Ended December 31, 2004
Excess & Surplus Lines	$37.1	$474.2	$187.3	$305.1	$21.0	$199.4	$(2.3)	$92.1	$309.6
Select Markets	17.6	254.8	94.2	165.8	11.0	112.4	(5.3)	52.1	186.0
Public Entity	7.5	60.0	38.8	61.7	2.3	39.9	(1.9)	22.6	67.6
Risk Management	7.8	598.8	70.5	101.3	29.9	60.2	2.0	48.7	106.3
Run-off Lines	—	219.7	—	—	—	—	—	—	—
Corporate & Other	—	—	—	—	0.9	(2.2)	—	14.8	—

	$70.0	$1,607.5	$390.8	$633.9	$65.1	$409.7	$(7.5)	$230.3	$669.5

(a)	Deferred Acquisition Costs
(b)	Future Policy Benefits, Claims, and Claim Adjustment Expenses
(c)	Unearned Premiums
(d)	Premium Revenue, net (premiums earned)
(e)	Net Investment Income
(f)	Benefits, Claims, and Claim Adjustment Expenses
(g)	Amortization of Deferred Policy Acquisition Costs
(h)	Other Insurance Expenses
(i)	Premiums Written, net
(1)	Net investment income allocated based upon each segment’s share of investable funds
(2)	Other insurance expenses allocated based on specific identification, where possible, and related activities

ARGONAUT GROUP, INC.

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2006
Deducted from assets:
Valuation allowance for deferred tax asset	$—	$—	$—	$—	$—

Year ended December 31, 2005
Deducted from assets:
Valuation allowance for deferred tax asset	$25.1	$—	$—	$25.1	$—

Year ended December 31, 2004
Deducted from assets:
Valuation allowance for deferred tax asset	$49.1	$—	$—	$24.0	$25.1

ARGONAUT GROUP, INC.

SCHEDULE VI

SUPPLEMENTARY INFORMATION FOR PROPERTY-CASUALTY INSURANCE COMPANIES

(in millions)

	For the Years Ended December 31,
	2006	2005	2004
Deferred acquisition costs	$92.1	$88.9	$70.0
Reserves for losses and loss adjustment expenses	$2,029.2	$1,875.4	$1,607.5
Unamortized discount in reserves for losses	$43.6	$43.8	$46.7
Unearned premium	$516.4	$475.8	$390.8
Premiums earned	$813.0	$699.0	$633.9
Net investment income	$104.5	$83.9	$65.1
Losses and loss adjustment expenses incurred:
Current Year	$522.5	$447.5	$408.7
Prior Years	$(44.9)	$(20.3)	$1.0
Deferral of policy acquisition costs	$(3.2)	$(18.9)	$(7.4)
Paid losses and loss adjustment expenses, net of reinsurance	$341.9	$268.9	$312.6
Gross premiums written	$1,155.6	$1,055.7	$903.4