Form 10-Q
period 2007-03-31
ARGONAUT GROUP INC
filed 2007-05-10
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 2007

Title	Outstanding

Common Stock, par value $0.10 per share	33,642,280

ARGONAUT GROUP, INC.

TABLE OF CONTENTS

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006	3

Consolidated Statements of Income
Three months ended March 31, 2007 and 2006	4

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2007 and 2006	5

Consolidated Statements of Cash Flows
Three months ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value (cost: 2007 - $2,141.9; 2006 - $2,052.6)	$ 2,122.3	$ 2,024.8
Equity securities, at fair value (cost: 2007 - $177.1; 2006 - $166.8)	269.3	260.1
Other investments, at fair value (cost: 2007 - $17.4; 2006 - $16.4)	17.0	16.0
Short-term investments, at fair value, which approximates cost	179.7	213.2
Total investments	2,588.3	2,514.1

Cash and cash equivalents	31.6	43.8
Accrued investment income	19.6	19.5
Premiums receivable	179.9	174.5
Reinsurance recoverables	582.7	551.9
Goodwill	106.3	106.3
Deferred tax asset, net	48.2	50.4
Deferred acquisition costs, net	93.2	92.1
Ceded unearned premiums	119.2	114.0
Other assets	49.6	54.9
Total assets	$ 3,818.6	$ 3,721.5

Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$ 2,080.5	$ 2,029.2
Unearned premiums	516.0	516.4
Accrued underwriting expenses	43.2	61.5
Ceded reinsurance payable, net	60.3	48.4
Junior subordinated debentures	144.3	144.3
Current income taxes payable, net	11.4	1.2
Other liabilities	80.8	72.8
Total liabilities	2,936.5	2,873.8
Shareholders' equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized;
Series A mandatory convertible preferred stock - 500,000 and 1,000,000 shares
issued and outstanding at March 31, 2007 and December 31, 2006, respectively	0.1	0.1
Common stock - $0.10 par, 70,000,000 shares authorized; 33,111,169 and 32,457,514
shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3.3	3.2
Additional paid-in capital	304.6	299.9
Retained earnings	530.7	505.7
Accumulated other comprehensive income, net of taxes	43.4	38.8
Total shareholders' equity	882.1	847.7
Total liabilities and shareholders' equity	$ 3,818.6	$ 3,721.5

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Premiums and other revenue:
Earned premiums	$ 205.6	$ 199.9
Net investment income	28.2	24.7
Realized investment gains, net	0.6	-
Total revenue	234.4	224.6

Expenses:
Losses and loss adjustment expenses	119.1	121.9
Underwriting, acquisition and insurance expense	74.6	68.4
Interest expense	3.3	3.1
Total expenses	197.0	193.4

Income before income taxes	37.4	31.2
Provision for income taxes	12.3	10.7
Net income	$ 25.1	$ 20.5

Net income per common share:
Basic	$ 0.76	$ 0.65
Diluted	$ 0.73	$ 0.61

Weighted average common shares:
Basic	32,917,321	31,081,368
Diluted	34,202,882	33,804,267

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$ 25.1	$ 20.5
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Gains (losses) arising during the period	7.7	(20.0)
Less: reclassification adjustment for gains
included in net income	(0.6)	-
Other comprehensive income (loss) before tax	7.1	(20.0)
Income tax provision (benefit) related to other
comprehensive income (loss)	2.5	(7.0)
Other comprehensive income (loss), net of tax	4.6	(13.0)
Comprehensive income	$ 29.7	$ 7.5

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 25.1	$ 20.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	2.3	3.2
Share-based payments expense	3.3	1.5
Excess tax benefits from share-based payment arrangements	(0.4)	(1.5)
Deferred tax (benefit) provision	(0.9)	2.2
Realized gains on investments	(0.6)	-
Change in:
Accrued investment income	(0.1)	0.9
Receivables	(36.2)	(2.5)
Deferred acquisition costs	(1.1)	2.6
Ceded unearned premiums	(5.2)	(5.8)
Reserves for losses and loss adjustment expenses	51.3	28.5
Unearned premiums	(0.4)	(2.6)
Ceded reinsurance payable	11.9	17.9
Income taxes payable	10.6	8.5
Accrued underwriting expenses and funds held	(19.1)	(34.0)
Other assets and liabilities, net	11.6	9.4
Cash provided by operating activities	52.1	48.8
Cash flows from investing activities:
Sales of fixed maturity investments	94.7	65.5
Maturities and mandatory calls of fixed maturity investments	16.6	20.6
Sales of equity securities	0.9	0.2
Purchases of fixed maturity investments	(202.5)	(199.4)
Purchases of equity securities	(11.1)	(9.4)
Change in short-term investments	33.6	65.4
Purchases of fixed assets	(0.6)	(1.1)
Other, net	2.7	4.2
Cash used by investing activities	(65.7)	(54.0)

Cash flows from financing activities:
Stock options exercised, employee stock purchase plan issuance,
and retirement of common shares (tax payments on non-vested stock)	1.0	2.8
Common stock offering expenses	-	(0.1)
Excess tax benefits from share-based payment arrangements	0.4	1.5
Payment of cash dividend to preferred shareholders	-	(0.4)
Cash provided by financing activities	1.4	3.8

Change in cash and cash equivalents	(12.2)	(1.4)
Cash and cash equivalents, beginning of period	43.8	29.7
Cash and cash equivalents, end of period	$ 31.6	$ 28.3

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Consolidated Financial Statements of Argonaut Group, Inc. and its subsidiaries (collectively “Argonaut Group” or “the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 1, 2007.

The interim financial data as of March 31, 2007 and 2006 and for the three months ended March 31, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 effective January 1, 2007, and the adoption of FIN 48 did not have a material impact on its financial position or results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position or results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted, subject to certain conditions.  At the effective date, the initial remeasurement of existing, eligible financial instruments will be reported as a cumulative-effect adjustment to the opening balance of retained earnings.  The Company is currently analyzing which existing financial instruments will adopt the fair value measurement option effective January 1, 2008, if any.

3. Unrealized Losses on Investments

An aging of unrealized losses on the Company’s investments in fixed maturities, equity securities and other long-term investments at March 31, 2007, is presented below:

	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities
U.S. Treasury securities	$ 11.6	$ -	$ 16.4	$ 0.3	$ 28.0	$ 0.3
U.S. Government agencies	9.0	-	192.1	4.1	201.1	4.1
Obligations of states and political
subdivisions	94.2	0.6	35.6	0.7	129.8	1.3
Corporate securities	18.5	0.1	387.0	9.0	405.5	9.1
Asset-backed securities	62.4	0.3	604.8	13.2	667.2	13.5
Foreign government	-	-	7.2	0.2	7.2	0.2
Total fixed maturities	195.7	1.0	1,243.1	27.5	1,438.8	28.5
Equity securities
Banks, trusts and insurance companies	3.7	0.3	-	-	3.7	0.3
Industrial, miscellaneous and all other	26.2	2.1	15.0	1.1	41.2	3.2
Total equity securities	29.9	2.4	15.0	1.1	44.9	3.5
Other investments	-	-	5.6	0.4	5.6	0.4
Total	$225.6	$ 3.4	$1,263.7	$ 29.0	$1,489.3	$ 32.4

The Company holds a total of 2,521 securities, of which 282 were in an unrealized loss position for less than one year and 1,030 were in an unrealized loss position for a period one year or greater as of March 31, 2007. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political subdivisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing interest rates. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of these investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2007.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to increased interest rates. All corporate bonds in an unrealized loss position were of investment grade as of March 31, 2007. The Company continually monitors the corporate bond portfolio and will recognize an other-than-temporary impairment on any securities which are downgraded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2007.

The Company’s portfolio of asset-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases. The underlying principal portions of the securities issued by agencies of the United States government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of March 31, 2007. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of those securities. The Company believes the decline in fair value is due solely to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2007.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three months ended March 31, 2007 and 2006 were write downs of approximately $0.3 million and $0.4 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other-than-temporary, including, but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. For securities in an unrealized loss position at March 31, 2007, management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at March 31, 2007 are temporary.

4. Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three months ended March 31, 2007 and 2006:

	For the Three Months
	Ended March 31,
(in millions, except number of shares and per share data)	2007	2006

Net income	$ 25.1	$ 20.5
Preferred stock dividends	(0.1)	(0.4)
Income available to common shareholders	25.0	20.1
Effect of dilutive securities:
Preferred stock dividends	0.1	0.4
Income available to common shareholders after assumed conversion	$ 25.1	$ 20.5

Weighted average shares-basic	32,917,321	31,081,368
Effect of dilutive securities:
Share-based payments	685,561	742,116
Convertible preferred stock	600,000	1,980,783
Weighted average shares-diluted	34,202,882	33,804,267

Net income per common share-basic	$ 0.76	$ 0.65
Net income per common share-diluted	$ 0.73	$ 0.61

For the three months ended March 31, 2007, options to purchase 222,529 shares of common stock and 627 non-vested shares were excluded from the computation of diluted earnings per share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2014. For the three months ended March

31, 2006, options to purchase 48,744 shares of common stock were excluded from the computation of diluted earnings per share as the options were anti-dilutive. These options expire at varying times from 2011 through 2012.

During the first quarter of 2007, the holder of $0.10 par value preferred stock converted 500,000 shares into the Company’s $0.10 par value common stock. In April 2007, the holder of the preferred shares converted the remaining 500,000 shares into the Company’s common stock.

5. Commitments and Contingencies

The insurance subsidiaries of the Company are parties to legal actions incidental to their business. Based on the advice of counsel, management of the Company believes that the resolution of these matters will not materially affect the Company's financial condition or results of operations.

6. Income Taxes

The Company’s income tax provision includes the following components:

	For the Three Months
	Ended March 31,
(in millions)	2007	2006

Current tax provision	$ 13.2	$ 8.5
Deferred tax provision (benefit) related to:
Future tax deductions	(0.9)	(3.1)
Deferred alternative minimum tax provision	-	5.3
Income tax provision	$ 12.3	$ 10.7

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

	For the Three Months
	Ended March 31,
(in millions)	2007	2006

Income tax provision at statutory rate (35%)	$ 13.1	$ 10.9
Tax effect of:
Tax-exempt interest	(0.5)	-
Dividends received deduction	(0.2)	(0.3)
Other permanent adjustments, net	(0.1)	0.1
Income tax provision	$ 12.3	$ 10.7

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. At March 31, 2007, the Company had a net deferred tax asset of $48.2 million. Management regularly evaluates the recoverability of the deferred tax asset.

7. Share-Based Payments

The Company accounts for its equity compensation plan under the requirments of SFAS 123-R, “Share-Based Payment.” Under the terms of SFAS 123-R, the Company determines the fair value on the grant date of each instrument and recognized that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company suspended dividend payments in 2003. The following table summarizes the assumptions used by the Company for the three months ended March 31:

	2007	2006

Risk-free rate of return	4.46% to 4.80%	4.52% to 4.68%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	4.45	4.58
Expected volatility	43.3%	45.3% to 45.8%

The Company currently grants share-based payment awards under two shareholder approved plans. The Non-Employee Director Stock Option Plan (the Director’s Plan) provides for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company may issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. As of March 31, 2007, 160,000 options are issued and outstanding under this plan, with a weighted-average exercise price of $22.17, with 120,000 shares being vested and exercisable. Expense recognized under this plan was $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Compensation expense from all share-based payment awards is included in the “underwriting, acquisition and insurance expense” line item in the accompanying Consolidated Statements of Income.

The Company’s Amended and Restated Stock Incentive Plan (the Amended Plan) provides that an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. As of March 31, 2007, the Company has issued and outstanding non-qualified stock options and non-vested stock awards. A summary of option activity under the Amended Plan as of March 31, 2007 is as follows:

		Weighted -Average
	Options	Exercise Price

Outstanding at January 1, 2007	2,104,600	$ 20.65
Granted	20,796	$ 35.09
Exercised	(78,426)	$ 20.74
Expired or forfeited	(34,153)	$ 27.89
Outstanding at March 31, 2007	2,012,817	$ 20.68

The compensation expense recorded for options issued and outstanding was $1.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, the Company received cash payments of $0.9 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan. Unamortized expense for options was $5.7 million as of March 31, 2007.

A summary of the activity under the Amended Plan for non-vested stock awards as of March 31, 2007 is as follows:

		Weighted-Average Date
	Shares	Date Fair Value
Outstanding at January 1, 2007	604,031	$ 30.45
Granted	104,955	$ 33.68
Vested and issued	(92,142)	$ 23.75
Expired or forfeited	(4,247)	$ 26.52
Outstanding at March 31, 2007	612,597	$ 32.04

The compensation expense recorded for non-vested share grants outstanding was $1.8 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was unamortized expense related to the non-vested shares of $17.1 million.

The Company maintains an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair market value on the first day of the offering period or on the designated purchase date at the end of the offering period. The expense recorded under this plan for the three months ended March 31, 2007 and 2006 was not material.

8. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (LAE), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $54.9 million and $96.3 million as of March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Net reserves - beginning of year	$ 1,530.5	$ 1,394.8

Add:
Losses and LAE incurred during calendar year, net of reinsurance:
Current accident year	128.2	123.2
Prior accident years	(9.1)	(1.3)
Losses and LAE incurred during current calendar year, net of reinsurance	119.1	121.9

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	10.7	8.2
Prior accident years	86.2	71.5
Losses and LAE payments made during current calendar year, net of reinsurance	96.9	79.7
Net reserves - end of period	1,552.7	1,437.0

Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	527.8	466.9
Gross reserves - end of period	$ 2,080.5	$ 1,903.9

Included in losses and LAE for the three months ended March 31, 2007, was $9.1 million in favorable development comprised of the following: (1) $9.1 million of favorable development in the Excess and Surplus Lines segment primarily driven by other liability occurrence lines; (2) $0.5 million  in favorable development in the Select Markets segment attributable to multiple lines as emergence of incurred and paid losses has been favorable compared to expectations; (3) $0.9 million in favorable development in the Public Entity segment primarily in general liability lines; and (4)  $1.4 million of unfavorable development in the Run-off Lines segment, of which $0.8 million is attributable to the unwinding of the discount on workers compensation reserves and $0.1 million to involuntary pool assessments.

Favorable loss development on prior accident years recognized during 2006 was primarily the result of a reduction to workers compensation reserves in the Run-off Lines segment (formerly classified as Risk Management, see Note 9 - Business Segments for further discussion on the change in presentation) consisting of $1.3 million for the 2004 accident year and $0.5 million for the prior accident year’s involuntary pool losses. These favorable developments were partially offset by adjustments to other segments.

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

9. Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into three operating segments: Excess and Surplus Lines, Select Markets and Public Entity. Additionally, the Company has liabilities associated with policies written in the 1970s and into the 1980s as well as risk management policies written prior to the sale of renewal rights to XL America, Inc. and classifies these results as Run-off Lines for purposes of segment reporting. Effective January 1, 2007, management has reclassified the policies written prior to the sale to XL America, Inc. from the Risk Management segment to the Run-off Lines segment, to be consistent with how management evaluates this business. The only activity for the three months ended March 31, 2007 was the servicing of policies previously written, coupled with the administration of claims. For comparability, Risk Management’s activity as of and for the three months ended March 31, 2006 has been reclassified to Run-off Lines.

The Company considers many factors, including the nature of each segment’s insurance products, production sources, distribution strategies and the regulatory environment, in determining how to aggregate operating segments.

In evaluating the operating performance of its segments, the Company focuses on core underwriting and investing results before the consideration of realized gains or losses from the sales of investments. Realized investment gains (losses) are reported as a component of the Corporate and Other segment, as decisions regarding the acquisition and disposal of securities reside with the executive management of the Company and are not under the control of the individual business segments. Identifiable assets by segment are those assets used in the operation of each segment. Identifiable assets for Run-off Lines are those that were formerly classified in the Risk Management segment.

Revenues and income before taxes for each segment were as follows:

	For the Three Months
	Ended March 31,
(in millions)	2007	2006
Revenues:
Earned premiums
Excess & Surplus Lines	$ 134.6	$ 123.1
Select Markets	54.6	53.9
Public Entity	15.6	12.8
Run-off Lines	0.8	10.1
Total earned premiums	205.6	199.9
Net investment income
Excess & Surplus Lines	12.7	8.9
Select Markets	5.4	3.8
Public Entity	1.4	1.1
Run-off Lines	7.8	8.4
Corporate & Other	0.9	2.5
Total net investment income	28.2	24.7
Realized investment gains, net	0.6	-
Total revenue	$ 234.4	$ 224.6

	For the Three Months
	Ended March 31,
(in millions)	2007	2006
Income (loss) before income tax
Excess & Surplus Lines	$ 29.8	$ 17.0
Select Markets	9.5	7.1
Public Entity	4.2	2.1
Run-off Lines	1.3	8.8
Total segment income before taxes	44.8	35.0
Corporate & Other	(8.0)	(3.8)
Net realized investment gains	0.6	-
Total income before income taxes	$ 37.4	$ 31.2

Identifiable assets for each segment were as follows:

	March 31,	December 31,
(in millions)	2007	2006

Excess & Surplus Lines	$ 1,843.4	$ 1,763.4
Select Markets	790.4	735.8
Public Entity	147.3	141.5
Run-off Lines	1,018.1	1,052.4
Corporate & Other	19.4	28.4
Total	$ 3,818.6	$ 3,721.5

10. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three months ended March 31, 2007 and 2006 were as follows:

	For the Three Months
	Ended March 31,
(in millions)	2007	2006

Commissions	$ 31.7	$ 31.9
General expenses	36.1	28.8
State assessments	1.6	1.9
Taxes, licenses and bureau fees	6.3	3.2
	75.7	65.8
Amortization (deferral) of policy acquisition costs	(1.1)	2.6

Total underwriting, acquisition and insurance expense	$ 74.6	$ 68.4

11. Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $2.0 million during the three months ended March 31, 2007. The Company did not pay any income taxes during the three months ended March 31, 2006.

Interest paid. The Company paid interest on the junior subordinated debentures of $3.2 million and $2.9 million during the three months ended March 31, 2007 and 2006, respectively.

12. Acquisition

A definitive merger agreement between the Company and PXRE Group Ltd. (PXRE), a Bermuda-based property reinsurer (NYSE: PXT), was signed on March 14, 2007. The close of this transaction is anticipated in the third quarter of 2007. Completion of the transaction is contingent upon customary closing conditions, including the approvals of the common shareholders of both PXRE and the Company, as well as various regulatory approvals and notices.

The merger will be a reverse merger of a subsidiary of PXRE into the Company. The Company will be the accounting acquirer whereas PXRE will be the legal acquirer. The combined entity will do business as Argo Group International Holdings Limited (Argo Group). Argo Group will become the Bermuda holding company for PXRE's existing insurance subsidiaries, the Company's U.S. operations, and a newly formed Bermuda reinsurer named Peleus Reinsurance Ltd. Argo Group expects to ultimately trade on The NASDAQ Stock Market under the Company’s existing ticker symbol, AGII.

Under the terms of the merger agreement, holders of the Company’s common stock will receive 6.4672 shares of PXRE’s common stock in exchange for each share of the Company’s common stock. The exchange ratio is subject to various adjustments pursuant to the terms of the merger agreement. Upon closing of the transaction, approximately 73% of Argo Group's outstanding common stock will be owned by former shareholders of the Company and approximately 27% will be owned by former common and convertible voting preferred shareholders of PXRE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of Argonaut Group, Inc. and its subsidiaries (collectively, “Argonaut Group” or the “Company”) for the three months ended March 31, 2007 and 2006. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that the Company filed with the Securities and Exchange Commission on March 1, 2007.

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

Results of operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Gross written premiums	$ 286.7	$ 269.2
Earned premiums	$ 205.6	$ 199.9
Net investment income	28.2	24.7
Realized investment gains, net	0.6	-
Total revenue	$ 234.4	$ 224.6

Income before taxes	37.4	31.2
Provision for income taxes	12.3	10.7
Net income	$ 25.1	$ 20.5

Loss ratio	57.9%	61.0%
Expense ratio	36.3%	34.2%
Combined ratio	94.2%	95.2%

Consolidated gross written premiums from renewal policies increased $30.7 million, from $119.8 million for the three months ended March 31, 2006 to $150.5 million for the same period ending 2007. The increase was primarily concentrated in the Excess and Surplus Lines and Public Entity segments, due to a higher base of expiring policies available for renewal. Consolidated gross written premiums from new business decreased $27.5 million, from $130.6 million for the three months ended March 31, 2006 to $103.1 million for the same period in 2007. Included in gross written premiums from new business in 2006 was $31.9 million in gross written premiums from Argonaut Specialty, which began writing business in second quarter of 2006, compared to gross written premiums of $19.3 million for the same period ending 2007. The Company experienced increased competition across all segments, which adversely impacted consolidated gross written premiums for the quarter.

Consolidated gross written premiums for the three months ended March 31, 2007 and 2006 included $30.9 million and $20.3 million, respectively, for premiums written and assumed under various reinsurance agreements. The increase was primarily attributable to the assumption of a new program within the Excess and Surplus Lines segment and increased volumes in the state fund program within the Select Markets segment. Included in gross written premiums for the three months ended March 31, 2007 was $2.2 million resulting from premium-bearing endorsements and other adjustments, compared to a decrease in gross written premiums of $1.5 million for the same period ended 2006.

The increase in consolidated earned premiums for the three months ended March 31, 2007 as compared to 2006 was primarily a result of additional business inforce during the first quarter of 2007 within the Excess and Surplus Lines, Select Markets and Public Entity segments, partially offset by a $9.3 million reduction of earned premiums for the Run-off Lines segment and $3.9 million within the Excess and Surplus Lines segment resulting from an increase in ceded premiums.

Consolidated net investment income increased approximately 14.2% from $24.7 million for the three months ended March 31, 2006 to $28.2 million for the same period in 2007. The increase was primarily attributable to higher invested balances resulting from the investment of positive cash flows from operations. Consolidated invested assets totaled $2,588.3 million and $2,208.4 million at March 31, 2007 and 2006, respectively.

The Company manages its investment portfolio to satisfy liquidity needs relative to claims payments and to maximize the total return of the portfolio. Consolidated realized investment gains for the three months ended March 31, 2007 were $0.6 million, compared to $0 for the same period in 2006. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized investment losses for the three months ended March 31, 2007 were write-downs of $0.3 million from the recognition of other-than-temporary impairments on certain investment securities. Included in consolidated gross realized losses for the three months ended March 31, 2006 were write-downs of approximately $0.4 million from the recognition of other-than-temporary impairments on certain investment securities.

Consolidated losses and loss adjustment expenses were $119.1 million and $121.9 million for the three months ended March 31, 2007 and 2006, respectively. The consolidated loss ratio for the three months ended March 31, 2007 was 57.9%, compared to 61.0% for the same period in 2006. Included in losses and loss adjustment expense for the three months ended March 31, 2007 was $9.1 million in net favorable development on prior accident years. Partially offsetting this favorable development was $3.8 million in increased reserves for the 2007 accident year, primarily in the property lines, in response to the severity of losses in the quarter. The higher loss ratio for the three months ended March 31, 2006, as compared to the same period in 2007, was primarily attributable to the $4.3 million in catastrophe losses resulting from the storms that impacted the Midwest during March 2006 in the Excess and Surplus Lines and Select Markets segments. Consolidated loss reserves were $2,080.5 million and $1,903.9 million as of March 31, 2007 and 2006, respectively.

Consolidated underwriting, acquisition and insurance expenses increased to $74.6 million for the three months ended March 31, 2007 as compared to $68.4 million for the same period in 2006. The consolidated expense ratios were 36.3% and 34.2% for the three months ended March 31, 2006 and 2005, respectively. The increase in the expense ratio was primarily attributable to expenses in the Run-off Lines segment declining at a slower rate than the corresponding decrease in earned premiums.

Consolidated interest expense was $3.2 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in this interest expense was attributable to slightly higher interest rates in 2007 as compared to 2006.

Segment results

As of March 31, 2007, the Company has classified its business into the following three continuing segments: Excess and Surplus Lines, Select Markets and Public Entity. Additionally, the Company has one run-off segment for products it no longer underwrites, including the results of operations of the segment previously reported as Risk Management. The Company sold the renewal rights to the risk management products effective September 2005. No new or renewal risk management policies have been written since this date. Activity for the three months ended March 31, 2007 was primarily related to the management of claims and other administrative activities. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Gross written premiums	$ 187.7	$ 178.0
Earned premiums	134.6	123.1
Losses and loss adjustment expenses	74.1	77.1
Underwriting expense	43.4	37.9
Underwriting income	17.1	8.1
Investment income, net	12.7	8.9
Income before taxes	$ 29.8	$ 17.0
Loss ratio	55.1%	62.6%
Expense ratio	32.2%	30.8%
Combined ratio	87.3%	93.4%

Gross written premiums from new business were $84.4 million for the three months ended March 31, 2007, compared to $113.2 million for the same period in 2006. New business was impacted by Argonaut Specialty, which began writing business in the second quarter of 2005, and therefore, all business written by Argonaut Specialty was classified as new business for the three months ended March 31, 2006. Argonaut Specialty contributed gross written premiums from new business of $19.3 million and $31.9 million for the three months ended March 31, 2007 and 2006, respectively. The Excess and Surplus Lines segment’s gross written premiums (both pricing and flow of submissions) were impacted by increased competition from the standard markets, as well as from other excess and surplus lines carriers.

Gross written premiums from renewal premiums totaled $94.5 million for the three months ended March 31, 2007 and include $14.6 million in renewal premiums written by Argonaut Specialty. Gross written premiums from renewal business totaled $65.3 million for the three months ended March 31, 2006. A larger base of expiring premiums was the primary driver for the increase in renewal premiums in 2007.

Included in gross written premiums for the three months ended March 31, 2006 was $6.5 million for premiums written and assumed under various reinsurance agreements, including $6.3 million from an agreement that was effective in first quarter 2007. Gross written premiums from these agreements totaled $1.0 million for the three months ended March 31, 2006. Gross written premiums for the three months ended March 31, 2007 include $2.3 million in gross written premiums from endorsements and other adjustments, compared to a reduction in gross written premiums of $1.5 million for the same period in 2006.

The increase in earned premium was primarily attributable to increased premium writings in 2006 and continuing into 2007. Partially offsetting this increase in earned premiums was a $3.9 million increase in ceded premiums under a property reinsurance contract due to a shortfall in the minimum subject premium under this contract.

Losses and loss adjustment expenses for the three months ended March 31, 2007 resulted in a loss ratio of 55.1% compared to 62.6% for the same period in 2006. Included in losses and loss adjustment expense for the three months ended March 31, 2007 was $9.1 million in favorable development, primarily for the 2004 and 2005 accident years for other liability occurrence lines. The reduction in prior accident years loss reserves was primarily attributable to a lower than expected emergence of claims resulting from reduced frequency and severity. Included in losses and loss adjustment expenses for the three months ended March 31, 2006 was $3.3 million in catastrophe losses resulting from the storms that impacted the Midwest during March 2006. Loss reserves for the Excess and Surplus Lines were $958.0 million and $746.6 million as of March 31, 2007 and 2006, respectively.

The expense ratio for the three months ended March 31, 2007 was 32.2%, compared to 30.8% for the same period in 2006. The increase in the expense ratio in 2007 as compared to 2006 was primarily attributable to the reduction in earned premiums due to the ceded premiums adjustment discussed previously, coupled with the true-up of a payroll accrual of $1.2 million. Absent these items, expense ratios would have been comparable between the two periods.

The increase in net investment income was the result of higher invested assets due to positive cash flows combined with increasing investment yields. Net invested assets were $1,194.7 million as of March 31, 2007, compared to $853.7 million as of March 31, 2006.

Select Markets. The following table summarizes the Select Markets results of operations the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Gross written premiums	$ 78.3	$ 72.9
Earned premiums	54.6	53.9
Losses and loss adjustment expenses	35.3	35.2
Underwriting expense	15.2	15.4
Underwriting income	4.1	3.3
Investment income, net	5.4	3.8
Income before taxes	$ 9.5	$ 7.1
Loss ratio	64.7%	65.3%
Expense ratio	27.8%	28.6%
Combined ratio	92.5%	93.9%

Gross written premiums from new business were $14.4 million for the three months ended March 31, 2007, compared to $13.5 million for the same period ended 2006. The increase in gross written premiums from new business was the result of growth within the independent grocers’ product line. Gross written premiums from renewal business decreased to $39.5 million for the three months ended March 31, 2007 from $40.7 million for the same period in 2006. This decline was attributable primarily to a planned shift from small commercial workers’ compensation accounts to large deductible accounts within the Company’s specialty workers’ compensation product line, as well as increased competition in all product lines. Gross written premiums resulting from various reinsurance agreements, including the state fund program, were $24.4 million for the three months ended March 31, 2007, compared to $18.7 million for the same period in 2006.

The loss ratios for the Select Markets segment were 64.7% and 65.3% for the three months ended March 31, 2007 and 2006, respectively. Included in losses and loss adjustment expenses for the three months ended March 31, 2007 was $0.5 million in favorable development on prior accident years, including the property and liability lines. Offsetting this favorable development was $2.1 million of higher than expected losses for the 2007 accident year, primarily in the property and liability lines due to large fire losses occurring in the quarter. Included in losses and loss adjustment expense for the three months ended March 31, 2006 was $1.0 in catastrophe losses resulting from storms that impacted the Midwest during March 2006. Loss reserves for the Select Markets segment were $369.3 million and $320.5 million as of March 31, 2007 and 2006, respectively.

The expense ratios for the Select Markets segment were 27.8% and 28.6% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the expense ratio was primarily attributable to growth in the state funds business.

Investment income increased from $3.8 million for the three months ended March 31, 2006 to $5.4 million for the same period in 2007. The increase was primarily attributable to an increase in the invested asset balance, due to positive cash flows. Invested assets were $465.8 million and $354.1 million as of March 31, 2007 and 2006, respectively.

Public Entity. The following table summarizes the Public Entity segment results of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Gross written premiums	$ 20.8	$ 17.8
Earned premiums	15.6	12.8
Losses and loss adjustment expenses	8.0	7.4
Underwriting expense	4.8	4.4
Underwriting income	2.8	1.0
Investment income, net	1.4	1.1
Income before taxes	$ 4.2	$ 2.1
Loss ratio	51.6%	58.1%
Expense ratio	30.4%	34.1%
Combined ratio	82.0%	92.2%

The increase in gross written premiums for the three months ended March 31, 2007 as compared to 2006 was primarily the result of an increase in renewal business. For the three months ended March 31, 2007, the Public Entity segment wrote $16.5 million of renewal business compared to $13.8 million for the same period in 2006. Additionally, during the three months ended March 31, 2007, the segment wrote new business of approximately $4.3 million compared to $4.0 million in 2006. The increase in earned premiums for the three months ended

March 31, 2007, as compared to the same period in 2006, was primarily attributable to an increase in written premiums in the latter part of 2006 and continuing into 2007.

Losses and loss adjustment expenses for three months ended March 31, 2007 resulted in a loss ratio of 51.6% compared to 58.1% for the same period in 2006. The decrease in the loss ratio was attributable primarily to $0.9 million in favorable development on prior accident years’ casualty losses due to the maturation of this segment, resulting in lower frequency and severity of claims than previously expected. Loss reserves for the Public Entity segment were $71.6 million and $72.2 million as of March 31, 2007 and 2006, respectively.

The expense ratio for the Public Entity segment for the three months ended March 31, 2007 was 30.4%, compared to 34.1% for the same period in 2006. The decrease in the expense ratio was due primarily to lower reinsurance costs attributable to lower rates and higher retentions.

Investment income for the three months ended March 31, 2007 was $1.4 million compared to $1.1 million for the same period in 2006. The increase was primarily due to an increase in invested assets, which were $117.4 million as of March 31, 2007, compared to $106.6 million as of March 31, 2006.

Run-off Lines. The Company has discontinued underwriting of certain lines of business, including those lines which were previously reported in the Risk Management segment. As previously disclosed in the third quarter of 2005, renewal rights to a majority of the business that comprised the Risk Management segment were sold to XL America, Inc. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights. All activity within the Risk Management segment is related to the management of claims and other administrative functions. All amounts applicable to the Risk Management segment for the three months ended March 31, 2006 have been reclassified to the Run-off Lines segment to conform to the 2007 presentation.

Also included in the Run-off Lines segment are liabilities associated with policies written in the 1970s and into the 1980s, primarily resulting from general liability, asbestos and environmental liabilities and medical malpractice policies. These lines are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. The Company has fully reserved for these claims as of March 31, 2007 and, therefore, these lines have had no impact on the results of operations for the segment as of March 31, 2007. The Company regularly monitors the activity of claims within the Run-off Lines, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis, usually completed in the third quarter of each year.

The following table summarizes the Run-off Lines segment results of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in millions)	2007	2006

Gross written (return) premiums	$ (0.1)	$ 0.5
Earned premiums	0.8	10.1
Losses and loss adjustment expenses	1.7	2.2
Underwriting expense	5.6	7.5
Underwriting income (loss)	(6.5)	0.4
Investment income, net	7.8	8.4
Income before taxes	$ 1.3	$ 8.8

Earned premiums for the three months ended March 31, 2007 was primarily attributable to gross written premiums assumed from involuntary pools. Earned premiums for the three months ended March 31, 2006 were primarily attributable to the run-off of premiums written prior to the renewal rights sale.

Losses and loss adjustment expenses for the three months ended March 31, 2007 includes $1.4 million in unfavorable development, primarily attributable to unwinding of the reserve discount on workers compensation reserves and unfavorable development associated with involuntary pools. Losses and loss adjustment expenses for the three months ended March 31, 2006 includes $1.8 million in favorable development on prior accident years’ workers compensation lines. Loss reserves for the Run-off Lines were as follows:

	March 31,
	2007		2006
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$ 167.3	$ 157.3	$ 164.6	$ 154.3
Incurred losses	-	-	-	-
Losses paid	11.6	11.4	3.4	3.1
Loss reserves - asbestos and environmental,
end of the period	155.7	145.9	161.2	151.2
Risk management	502.0	373.2	566.1	420.8
Other run-off lines	23.9	15.0	37.0	28.4
Total reserves - run-off lines	$ 681.6	$ 534.1	$ 764.3	$ 600.4

The increase in loss paid for the asbestos and environmental lines was due primarily to the settlement and payment of three large claims during the three months ended March 31, 2007.

Underwriting expenses decreased from $7.5 million for the three months ended March 31, 2006 to $5.6 million for the same period ended 2007. This decrease was primarily attributable to the reduction of variable expenses resulting from the reduction in premium volume and a reduction in administrative expenses.

The decrease in investment income for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily the result of a decrease in invested assets due to this segment being in run-off. Invested assets were $737.4 million as of March 31, 2007, compared to $757.7 million as of March 31, 2006.

Business Acquisition

A definitive merger agreement between the Company and PXRE Group Ltd. (PXRE), a Bermuda-based property reinsurer (NYSE: PXT), was signed on March 14, 2007. The close of this transaction is anticipated in the third quarter of 2007. Completion of the transaction is contingent upon customary closing conditions, including the approvals of the common shareholders of both PXRE and the Company, as well as various regulatory approvals and notices.

The merger will be a reverse merger of a subsidiary of PXRE into the Company. The Company will be the accounting acquirer whereas PXRE will be the legal acquirer. The combined entity will do business as Argo Group International Holdings Limited (Argo Group). Argo Group will become the Bermuda holding company for PXRE's existing insurance subsidiaries, the Company's U.S. operations, and a newly formed Bermuda reinsurer named Peleus Reinsurance Ltd. (Peleus Re). Argo Group expects to ultimately trade on The NASDAQ Stock Market under the Company’s existing ticker symbol, AGII.

Under the terms of the merger agreement, holders of the Company’s common stock will receive 6.4672 shares of PXRE’s common stock in exchange for each share of the Company’s common stock. The exchange ratio is subject to various adjustments pursuant to the terms of the merger agreement. Upon closing of the transaction, approximately 73% of Argo Group's outstanding common stock will be owned by former shareholders of the Company and approximately 27% will be owned by former common and convertible voting preferred shareholders of PXRE.

Prior to the closing of the transaction, the Company expects to declare and pay a cash dividend of approximately $60 million to its common shareholders. After being declared, the dividend would not have any conditions to payment and would be paid prior to the effective time of the merger. Once declared, the dividend would be paid whether or not the merger is completed.

On closing, the combined company expects to add reinsurance as an additional operating segment of the Company. After the close, the reinsurance operations will commence immediately through the newly formed Class 3 Bermuda reinsurer, Peleus Re.

Reinsurance

The Company’s property catastrophe reinsurance treaty renewed on May 1, 2007. The company purchased protection of up to a $120 million limit and has a five percent co-participation within the program.

Pensions

Effective November 2003, the Company curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date.  Based on the actual results for the first quarter of 2007, payments to date resulted in the anticipated lump sum distributions for the remainder of the year exceeding the sum of the service cost and interest cost components for the 2007 net periodic pension cost.  As a result, for the three months ended March 31, 2007, the Company incurred pension related expenses of $0.3 million to account for the identified situation according to Statement of Financial Accounting Standards No. 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  The Company does not believe that any significant funding of the pension plan will be required during the current year.  Management currently is evaluating formal termination of the pension plans.  Termination of the plans may result in additional expense being incurred by the Company.  However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage approximately $251.0 million of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the Company’s Board of Directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. for the three months ended March 31, 2007, were approximately $0.2 million. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford is one of the oldest independent wholesale insurance brokers in the country, placing nearly $3.0 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, is the Chairman of Swett & Crawford.  For the three months ended March 31, 2007, Swett & Crawford placed insurance through the Excess and Surplus Lines segment totaling $9.2 million in gross written premiums. Swett & Crawford earned $1.7 million in commissions on this business. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Allan W. Fulkerson. Century Capital Management, LLC (CCML), a successor to Century Capital Management, Inc., is the Investment Advisor to two partnerships (Century Capital Partners II, L.P. and CCPIII) that collectively hold a majority ownership interest in Asset Allocation & Management Company, L.L.C. (AAM). Allan W. Fulkerson, who is a member of the Company's Board of Directors, serves as a consultant to CCML. Prior to

December 31, 2004, Mr. Fulkerson also served as a director of the general partner of CCPIII. Mr. Fulkerson retains a 7% ownership interest in the general partner of CCPIII. As such, he has an indirect ownership interest in AAM of less than one-half of one percent.

The Company and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company's Board of Directors. As of March 31, 2007, AAM managed $908.8 million of the Company’s investments. The Company paid AAM $0.2 million for these services for the three months ended March 31, 2007. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the three months ended March 31, 2007, consolidated net cash provided by operating activities was $52.1 million, compared to $48.8 million for the same period in 2006. The increase in cash flows from operating activities in 2007 was primarily attributable to the continued premium growth.

The Company has access to various sources of liquidity including holding company investments and cash, undrawn capacity under its revolving credit facility and access to the debt and equity capital markets. Management believes that the Company has sufficient liquidity to meet its needs.

Refer to Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that the Company filed with the Securities and Exchange Commission on March 1, 2007 for further discussion on the Company’s liquidity.

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2 - Recently Issued Accounting Pronouncements in the Notes to the Consolidated Financial Statements, included in Part 1, Item 1 - “Consolidated Financial Statements.”

Critical Accounting Policies

Refer to “Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that the Company filed with the Securities and Exchange Commission on March 1, 2007 for information on accounting policies that the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

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

The Company has an exposure to foreign currency risks in conjunction with certain reinsurance agreements and through its investments in foreign securities. Accounts under the reinsurance agreements may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the three months ended March 31, 2007 and 2006, the Company did not record any material gains/losses on foreign currency translation. Management is unable at this time to estimate the future gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poor’s 500. Marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders’ equity as of March 31, 2007.

The Company's primary exposure to interest rate risk relates to its fixed maturity investments, including redeemable preferred stock. Changes in market interest rates directly impact the market value of the fixed maturity securities and redeemable preferred stocks. Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. The Company primarily invests in high investment grade bonds (“AAA” for U.S. treasury notes and government agency bonds and “A minus” or better for municipal bonds, corporate bonds and preferred stocks), or in securities which are guaranteed by the United States federal government. Less than 1.0% of the fixed income portfolio is invested in bonds rated lower than “BBB minus.”

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. During the three months ended March 31, 2007 and 2006, the Company recorded other-than-temporary impairments of $0.3 million and $0.4 million, respectively.

The Company regularly monitors the status of its investment portfolio to determine if securities in an unrealized loss position have an other-than-temporary impairment. As of March 31, 2007, the Company had gross unrealized losses of $32.4 million, of which $3.4 million were in an unrealized loss position for less than one year and $29.0 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $28.5 million of the total unrealized losses, of which $27.5 million was in an unrealized loss position for one year or greater, and was due to interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other-than-temporary, including, but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of the Company’s investments in equity and fixed income securities as of March 31, 2007 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2006, (see Note 3 – Unrealized Losses on Investments in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements,” for related disclosures).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934) as of March 31, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting made during the three months ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Part I, Item 3 – “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, that the Company filed with the Securities and Exchange Commission on March 1, 2007, for discussion of the Company’s pending legal proceedings.

Item 1A. Risk Factors

Refer to Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, that the Company filed with the Securities and Exchange Commission on March 1, 2007, for discussion of the Company’s risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Series A Mandatory Convertible Preferred Stock

In January 2007, HCC Insurance Holdings, Inc. (HCC) converted 500,000 shares of the Company’s Series A Mandatory Convertible Preferred Stock into the Company’s common stock. In April 2007, HCC converted the remaining 500,000 shares into the Company’s common stock.

The above issuances of shares of the Company’s common stock upon conversion of the Series A Mandatory Convertible Preferred Stock were made in reliance on the exemption provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

Issuer Purchase of Equity Securities

For the three months ended March 31, 2007, the Company did not purchase shares of its common stock on the open market. The Company allows employees to surrender shares to settle the tax liability incurred upon the vesting of shares under the Employee Stock Incentive Plan. The following table provides information with respect to shares of the Company’s common stock that were surrendered during the three months ended March 31, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
	Total Number	Average	as Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
Period	Purchased	per Share	or Program	Plan or Program

January 1 through January 31, 2007	6,925	$33.64	-	-
February 1 through February 28, 2007	3,283	$33.73	-	-
March 1 through March 31, 2007	12,847	$34.05	-	-
Total	23,055	$33.88	-	-

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Argonaut Group, Inc. was held May 8, 2007. The following matter was submitted to the shareholders at the meeting:

Votes were cast in the following manner in connection with the election of each director to serve until the next meeting of the shareholders:

	Votes For	Votes Withheld

H. Berry Cash	29,985,186	1,254,228
Hector De Leon	30,408,226	831,188
Allan W. Fulkerson	31,007,324	232,090
David Hartoch	31,088,990	150,424
Frank W. Maresh	29,391,964	1,847,450
John R. Power, Jr.	30,408,226	831,188
Fayez S. Sarofim	30,011,238	1,228,176
Mark E. Watson III	31,091,020	148,394
Gary V. Woods	30,011,877	1,227,537

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

May 10, 2007

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