Form 10-Q
period 2007-06-30
ARGONAUT GROUP INC
filed 2007-08-06
CIK 800082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2007.

Title	Outstanding

Common Stock, par value $0.10 per share	34,600,332

ARGONAUT GROUP, INC.

TABLE OF CONTENTS

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets
June 30, 2007 and December 31, 2006	3

Consolidated Statements of Income
Three and six months ended June 30, 2007 and 2006	4

Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2007 and 2006	5

Consolidated Statements of Cash Flows
Six months ended June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

Part II. OTHER INFORMATION:

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares and per share amounts)
	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments:
Fixed maturities, at fair value (cost: 2007 - $2,193.1; 2006 - $2,052.6)	$ 2,142.1	$ 2,024.8
Equity securities, at fair value (cost: 2007 - $181.7; 2006 - $166.8)	287.7	260.1
Other investments, at fair value (cost: 2007 - $17.8; 2006 - $16.4)	17.4	16.0
Short-term investments, at fair value, which approximates cost	165.9	213.2
Total investments	2,613.1	2,514.1
Cash and cash equivalents	22.3	43.8
Accrued investment income	21.5	19.5
Premiums receivable	180.2	174.5
Reinsurance recoverables	586.4	551.9
Goodwill	106.3	106.3
Current income taxes receivable, net	8.4	-
Deferred tax asset, net	54.2	50.4
Deferred acquisition costs, net	91.9	92.1
Ceded unearned premiums	115.8	114.0
Other assets	49.4	54.9
Total assets	$ 3,849.5	$ 3,721.5
Liabilities and Shareholders' Equity
Reserves for losses and loss adjustment expenses	$ 2,113.4	$ 2,029.2
Unearned premiums	502.5	516.4
Accrued underwriting expenses	55.1	61.5
Ceded reinsurance payable, net	44.8	48.4
Junior subordinated debentures	144.3	144.3
Current income taxes payable, net	-	1.2
Dividend payable	57.1	-
Other liabilities	72.1	72.8
Total liabilities	2,989.3	2,873.8
Shareholders' equity:
Preferred stock - $0.10 par, 5,000,000 shares authorized;
Series A mandatory convertible preferred stock - 0 and 1,000,000 shares
issued and outstanding at June 30, 2007 and December 31, 2006, respectively	-	0.1
Common stock - $0.10 par, 70,000,000 shares authorized; 34,583,066 and 32,457,514
shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3.5	3.2
Additional paid-in capital	329.5	299.9
Retained earnings	494.6	505.7
Accumulated other comprehensive income, net of taxes	32.6	38.8
Total shareholders' equity	860.2	847.7
Total liabilities and shareholders' equity	$ 3,849.5	$ 3,721.5
See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except number of shares and per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Premiums and other revenue:
Earned premiums	$ 209.9	$ 200.4	$ 415.5	$ 400.3
Net investment income	28.3	25.0	56.5	49.7
Realized investment gains, net	3.3	3.3	3.9	3.3
Total revenue	241.5	228.7	475.9	453.3

Expenses:
Losses and loss adjustment expenses	124.1	118.9	243.2	240.8
Underwriting, acquisition and insurance expense	83.7	71.0	158.3	139.4
Interest expense	3.3	3.2	6.6	6.3
Total expenses	211.1	193.1	408.1	386.5

Income before income taxes	30.4	35.6	67.8	66.8
Provision for income taxes	9.4	12.2	21.7	22.9
Net income	$ 21.0	$ 23.4	$ 46.1	$ 43.9

Net income per common share:
Basic	$ 0.62	$ 0.74	$ 1.38	$ 1.38
Diluted	$ 0.61	$ 0.69	$ 1.34	$ 1.30

Dividend declared per common share:	$ 1.65	$ -	$ 1.65	$ -

Weighted average common shares:
Basic	33,941,122	31,284,726	33,432,050	31,183,608
Diluted	34,556,109	33,848,651	34,380,830	33,827,096

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$ 21.0	$ 23.4	$ 46.1	$ 43.9
Other comprehensive loss:
Defined benefit pension plan:
Net gain arising during the period	1.0	-	1.0	-
Unrealized losses on securities:
Losses arising during the period	(14.4)	(15.0)	(6.7)	(35.0)
Less: reclassification adjustment for gains
included in net income	(3.3)	(3.3)	(3.9)	(3.3)
Other comprehensive loss before tax	(16.7)	(18.3)	(9.6)	(38.3)
Income tax benefit related to other
comprehensive loss	(5.9)	(6.5)	(3.4)	(13.5)
Other comprehensive loss, net of tax	(10.8)	(11.8)	(6.2)	(24.8)
Comprehensive income	$ 10.2	$ 11.6	$ 39.9	$ 19.1

See accompanying notes.

ARGONAUT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
	For the Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 46.1	$ 43.9
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5.2	6.0
Share-based payments expense	16.5	3.8
Excess tax benefits from share-based payments arrangements	(3.6)	(1.8)
Deferred tax (benefit) provision	(1.1)	6.8
Realized gains on investments	(3.9)	(3.3)
Change in:
Accrued investment income	(2.0)	(0.8)
Receivables	(40.2)	18.4
Deferred acquisition costs	0.2	5.3
Ceded unearned premiums	(1.8)	(2.8)
Reserves for losses and loss adjustment expenses	84.2	90.1
Unearned premiums	(13.9)	(19.2)
Ceded reinsurance payable	(3.6)	(1.5)
Income taxes receivable and payable, net	(6.3)	3.9
Accrued underwriting expenses and funds held	(8.3)	(31.7)
Other assets and liabilities, net	8.3	8.7
Cash provided by operating activities	75.8	125.8
Cash flows from investing activities:
Sales of fixed maturity investments	267.3	105.2
Maturities and mandatory calls of fixed maturity investments	35.4	29.9
Sales of equity securities	7.3	1.9
Purchases of fixed maturity investments	(445.5)	(323.7)
Purchases of equity securities	(20.3)	(16.3)
Change in short-term investments	47.6	43.9
Purchases of fixed assets	(2.7)	(2.0)
Payments received on real estate notes	-	18.1
Other, net	-	2.2
Cash used by investing activities	(110.9)	(140.8)
Cash flows from financing activities:
Stock options exercised, employee stock purchase plan issuance,
and retirement of common shares (tax payments on non-vested stock)	10.1	3.5
Common stock offering expenses	-	(0.1)
Excess tax benefits from share-based payments arrangements	3.6	1.8
Payment of cash dividend to preferred shareholders	(0.1)	(0.8)
Cash provided by financing activities	13.6	4.4
Change in cash and cash equivalents	(21.5)	(10.6)
Cash and cash equivalents, beginning of period	43.8	29.7
Cash and cash equivalents, end of period	$ 22.3	$ 19.1
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

The interim financial data as of June 30, 2007 and 2006 and for the three and six months ended June 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company's results for the interim periods. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. Certain amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007. At the effective date, the initial re-measurement of existing, eligible financial instruments will be reported as a cumulative-effect adjustment to the opening balance of retained earnings.  The Company is currently evaluating SFAS 159 to determine the potential impact that adopting this standard may have on its consolidated financial statements.

3. Unrealized Losses on Investments

An aging of unrealized losses on the Company’s investments in fixed maturities, equity securities and other investments at June 30, 2007, is presented below:

	Less Than One Year		One Year or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities
U.S. Treasury securities	$ 14.6	$ 0.1	$ 14.1	$ 0.3	$ 28.7	$ 0.4
U.S. Government agencies	47.7	0.6	179.7	6.0	227.4	6.6
Obligations of states and political
subdivisions	263.1	4.2	79.0	2.8	342.1	7.0
Corporate securities	63.9	1.0	328.4	10.7	392.3	11.7
Asset-backed securities	245.1	4.3	582.1	23.3	827.2	27.6
Foreign government	8.0	-	7.1	0.3	15.1	0.3
Total fixed maturities	642.4	10.2	1,190.4	43.4	1,832.8	53.6
Equity securities
Banks, trusts and insurance companies	4.4	0.3	-	-	4.4	0.3
Industrial, miscellaneous and all other	17.0	1.0	15.9	1.7	32.9	2.7
Total equity securities	21.4	1.3	15.9	1.7	37.3	3.0
Other investments	-	-	5.6	0.4	5.6	0.4
Total	$ 663.8	$ 11.5	$1,211.9	$ 45.5	$1,875.7	$ 57.0

The Company holds a total of 2,618 securities, of which 526 were in an unrealized loss position for less than one year and 1,012 were in an unrealized loss position for a period one year or greater as of June 30, 2007. For substantially all equity securities with an unrealized loss greater than 12 months, such unrealized loss was less than 20% of the Company’s carrying value of each equity security. For investments in U.S. Treasury securities, obligations of states and political subdivisions and foreign governments with an unrealized loss greater than 12 months, such unrealized loss was the result of increasing interest rates. The Company has the ability and intent to hold these securities until a recovery of fair value and does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

The unrealized losses on the Company’s investment in direct obligations of United States government agencies were caused by interest rate increases. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of these investments. The Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2007.

The unrealized loss on the Company’s corporate securities portfolio was primarily due to increased interest rates. All corporate bonds in an unrealized loss position were of investment grade as of June 30, 2007. The Company continually monitors the corporate bond portfolio and will recognize an other-than-temporary impairment on any securities which are downgraded to below investment grade. The Company has the ability and intent to hold these securities until recovery, which may be maturity; therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2007.

The Company’s portfolio of asset-backed securities consists of investments in securities backed by the United States government, as well as those issued by corporations. The unrealized losses on these securities were caused by interest rate increases. The underlying principal portions of the securities issued by agencies of the United States government are guaranteed by the governmental agency. Securities issued by corporate entities, though not guaranteed, were all of investment grade as of June 30, 2007. The contractual terms of these securities do not permit the issuer to settle the securities at a price where the Company would not recover substantially all of its amortized cost of those securities. The Company believes the decline in fair value is due solely to rising interest rates. As the decline in market value is attributable to changes in interest rates and not credit quality, and as the Company has the ability and intent to hold these securities until recovery, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2007.

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized losses for the three and six months ended June 30, 2007 were write downs of approximately $0.1 million and $0.4 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities. Included in consolidated gross realized losses for the three and six months ended June 30, 2006 were write downs of approximately $0.4 million and $0.8 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities.

The Company considers various factors when considering if a decline in the fair value of a fixed income or equity security is other-than-temporary, including, but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. For securities in an unrealized loss position at June 30, 2007, management has the ability and intent to hold these investments until such time as their value recovers. Based on an evaluation of these factors, the Company has concluded that the declines in the fair values of the Company’s investments in equity and fixed income securities as shown above at June 30, 2007 are temporary.

4. Earnings Per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2007 and 2006:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions, except number of shares and per share data)	2007	2006	2007	2006

Net income	$ 21.0	$ 23.4	$ 46.1	$ 43.9
Preferred stock dividends	-	(0.4)	(0.1)	(0.8)
Income available to common shareholders	21.0	23.0	46.0	43.1
Effect of dilutive securities:
Preferred stock dividends	-	0.4	0.1	0.8
Income available to common shareholders
after assumed conversion	$ 21.0	$ 23.4	$ 46.1	$ 43.9
Weighted average shares-basic	33,941,122	31,284,726	33,432,050	31,183,608
Effect of dilutive securities:
Share-based payments	555,646	610,615	620,603	676,365
Convertible preferred stock	59,341	1,953,310	328,177	1,967,122

Weighted average shares-diluted	34,556,109	33,848,651	34,380,830	33,827,096

Net income per common share-basic	$ 0.62	$ 0.74	$ 1.38	$ 1.38
Net income per common share-diluted	$ 0.61	$ 0.69	$ 1.34	$ 1.30

For the three and six months ended June 30, 2007, options to purchase 242,148 shares of common stock and 249,236 non-vested shares were excluded from the computation of diluted earnings per share due to being anti-dilutive. These instruments expire at varying times from 2009 through 2014. For the three and six months ended June 30, 2006, options to purchase 199,178 shares of common stock and 218,569 non-vested shares were excluded from the computation of diluted earnings per share as these instruments were anti-dilutive. These instruments expire at varying times from 2009 through 2013.

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

6. Income Taxes

The Company’s income tax provision includes the following components:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Current tax provision	$ 9.6	$ 7.6	$ 22.8	$ 16.1
Deferred tax provision (benefit) related to:
Future tax deductions	(0.2)	(0.7)	(1.1)	(3.8)
Deferred alternative minimum tax provision	-	5.3	-	10.6
Income tax provision	$ 9.4	$ 12.2	$ 21.7	$ 22.9

A reconciliation of the Company’s income tax provision to the provision which would have resulted if the tax had been computed at the statutory rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Income tax provision at statutory rate (35%)	$ 10.6	$ 12.5	$ 23.7	$ 23.4
Tax effect of:
Tax-exempt interest	(1.4)	-	(1.9)	-
Dividends received deduction	(0.5)	(0.3)	(0.7)	(0.6)
Other permanent adjustments, net	0.6	-	0.5	0.1
State tax expense	0.1	-	0.1	-
Income tax provision	$ 9.4	$ 12.2	$ 21.7	$ 22.9

Deferred taxes arise from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. At June 30, 2007, the Company had a net deferred tax asset of $54.2 million. Management regularly evaluates the recoverability of the deferred tax asset.

7. Share-Based Payments

The Company accounts for its equity compensation plans under the requirments of SFAS 123-R, “Share-Based Payment.” Under the terms of SFAS 123-R, the Company determines the fair value on the grant date of each instrument and recognizes that expense on a straight-line basis over the vesting period. The Company uses the Black-Scholes model to estimate the fair values on the date of grant for stock options. The Black-Scholes model uses several assumptions to value a stock option. The volatility assumption is based on the historical change in the Company’s stock price over the previous five years preceding the measurement date. The risk-free rate of return assumption is based on the five-year treasury constant maturity rate on the date of the options grant. The expected option life is based upon the average holding period over the history of the incentive plan. The dividend yield assumption is zero, as the Company suspended regular dividend payments in 2003. The Company paid a special dividend in July 2007 (see note 12); however, it was determined that it would not have an effect on the Black-Scholes fair values for options issued in the current period. The following table summarizes the assumptions used by the Company for the six months ended June 30:

	2007	2006

Risk-free rate of return	4.46% to 5.07%	4.52% to 4.98%
Expected dividend yield	0.00%	0.00%
Expected option life (years)	4.45	4.9 to 7.0
Expected volatility	41.3% to 43.3%	44.8% to 45.8%

The Company currently grants share-based payment awards under two shareholder approved plans. The Non-Employee Director Stock Option Plan (the Director’s Plan) provides for the issuance of options to purchase common stock to Directors of the Company who are not employees. The Company may issue up to 250,000 shares of common stock upon exercise of options issued under the Director’s Plan. A summary of option activity under the Director’s Plan as of June 30, 2007 is as follows:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding at January 1, 2007	160,000	$ 22.17
Granted	-	$ -
Exercised	(125,000)	$ 18.96
Expired or forfeited	-	$ -
Outstanding at June 30, 2007	35,000	$ 33.63

Expense recognized under this plan was $0.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. Compensation expense from all share-based payment awards is included in the “underwriting, acquisition and insurance expense” line item in the accompanying Consolidated Statements of Income.

On June 13, 2007, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options grants and non-vested stock awards for certain executive officers of the Company. In consideration for the acceleration of the unvested stock options and non-vested stock awards, each executive officer agreed to subject a substantial portion of the common stock they own to a lockup, restricting transfer of such stock for a period ending upon the earlier of June 13, 2010 and the occurrence of a change in control as defined in the agreements. Upon Board approval of the acceleration, 175,075 options vested, resulting in additional compensation expense of $1.3 million for the three months ended June 30, 2007. None of the options subjected to the acceleration were exercised as of June 30, 2007. Additionally, 338,134 non-vested stock awards were vested and issued, resulting in an additional $8.9 million in compensation expense for the three months ended June 30, 2007. The number of shares of common stock subject to the lockup for each executive officer is equal in value to 150% of the net after-tax value of the accelerated unvested grants at the close of the market on June 12, 2007.

The Company’s Amended and Restated Stock Incentive Plan (the Amended Plan) provides that an aggregate of 6,250,000 shares of the Company’s common stock may be issued to certain executives and other key employees. The stock awards may be in the form of incentive stock options, non-qualified stock options, non-vested stock awards and stock appreciation rights. As of June 30, 2007, the Company has issued and outstanding non-qualified stock options and non-vested stock awards. A summary of option activity under the Amended Plan as of June 30, 2007 is as follows:

		Weighted-
		Average
	Options	Exercise Price

Outstanding at January 1, 2007	2,104,600	$ 20.65
Granted	27,562	$ 34.59
Exercised	(678,767)	$ 18.03
Expired or forfeited	(36,440)	$ 28.11
Outstanding at June 30, 2007	1,416,955	$ 21.99

The compensation expense recorded for options issued and outstanding was $3.8 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, the Company received cash payments of $14.4 million (net of any related tax payments) related to the settlement of stock options exercised under the Amended Plan. Unamortized expense for options was $4.3 million as of June 30, 2007.

A summary of the activity under the Amended Plan for non-vested stock awards as of June 30, 2007 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2007	604,031	$ 30.45
Granted	104,955	$ 33.68
Vested and issued	(466,816)	$ 30.02
Expired or forfeited	(32,489)	$ 33.88
Outstanding at June 30, 2007	209,681	$ 32.49

The compensation expense recorded for non-vested stock awards outstanding was $12.2 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was unamortized expense related to the non-vested stock awards of $6.3 million.

The Company maintains an employee stock purchase plan for eligible employees. Under this plan, shares of the Company’s common stock may be purchased over an offering period of three months at 85% of the lower of the fair market value on the first day of the offering period or on the designated purchase date at the end of the offering period. The Company recorded $0.1 million of expense for each of the six month periods ended June 30, 2007 and 2006.

8. Reserves for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (LAE), net of reinsurance, to the gross amounts reported in the balance sheet. Reinsurance recoverables in this note exclude paid loss recoverables of $56.0 million and $65.7 million as of June 30, 2007 and 2006, respectively:

	Six Months Ended
	June 30,
(in millions)	2007	2006

Net reserves - beginning of year	$1,530.5	$1,394.8
Add:
Losses and LAE incurred during calendar year, net of reinsurance:
Current accident year	259.4	250.1
Prior accident years	(16.2)	(9.3)
Losses and LAE incurred during current calendar year, net of reinsurance	243.2	240.8

Deduct:
Losses and LAE payments made during current calendar year, net of reinsurance:
Current accident year	34.4	33.0
Prior accident years	156.3	128.8
Losses and LAE payments made during current calendar year, net of reinsurance	190.7	161.8
Net reserves - end of period	1,583.0	1,473.8
Add:
Reinsurance recoverable on unpaid losses and LAE, end of period	530.4	491.7
Gross reserves - end of period	$2,113.4	$1,965.5

Included in losses and loss adjustment expenses for the six months ended June 30, 2007 was $16.2 million of favorable development from prior accident years consisting of: (1) $14.5 million of favorable development in the Excess & Surplus Lines segment resulting from $5.6 million in property lines primarily from accident years 2003 and 2006, $8.6 million in other liability lines primarily attributable to the 2004 and 2005 accident years, and $0.3 million of favorable catastrophe loss development; (2) $1.5 million of favorable development in the Select Markets segment, primarily attributable to $2.9 million of favorable development in the general liability and commercial auto lines, and $0.3 million of favorable development in property lines, primarily in the 2002 through 2005 accident years. Partially offsetting this favorable development was $1.0 million of unfavorable development due to unwinding of the discount on the workers compensation reserves, $0.7 million of unfavorable development in unallocated loss adjustment expenses and involuntary pool losses; and (3) favorable development in the Run-off Lines segment consisted of $1.5 million in commercial auto lines, offset by $1.3 million of unfavorable development primarily related to the unwinding of discount on workers compensation reserves.

Included in losses and loss adjustment expenses for the six months ended June 30, 2006 was $9.3 million in favorable development attributable to reserve reductions across all segments.

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

9. Business Segments

The Company is primarily engaged in writing property and casualty insurance. The Company has classified its business into two operating segments: Excess and Surplus Lines and Select Markets.

During the second quarter of 2007, the Company evaluated its strategic direction with regards to the Select Market and Public Entity segments. Management determined that combining these two segments into one operating segment would better represent the Company’s plans distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, the Company has aggregated the segment previously reported as Public Entity into the existing Select Markets segment. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

Additionally, the Company has liabilities associated with policies written in the 1970s and into the 1980s as well as risk management policies written prior to the sale of renewal rights to XL America, Inc. and classifies these results as Run-off Lines for purposes of segment reporting. Previously, the policies written prior to the sale to XL America, Inc. were included in the Risk Management segment. Effective January 1, 2007, as the only activity currently related to the Risk Management segment is the servicing of policies previously written coupled with the administration of claims, Risk Management activity is presented in Run-off Lines. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

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

Revenues and income before taxes for each segment were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006
Revenues:
Earned premiums
Excess and Surplus Lines	$ 139.5	$ 131.2	$ 274.1	$ 254.3
Select Markets	72.9	64.9	143.1	131.6
Run-off Lines	(2.5)	4.3	(1.7)	14.4
Total earned premiums	209.9	200.4	415.5	400.3
Net investment income
Excess and Surplus Lines	13.5	10.9	26.2	19.8
Select Markets	6.6	5.3	13.4	10.2
Run-off Lines	7.3	8.2	15.1	16.6
Corporate and Other	0.9	0.6	1.8	3.1
Total net investment income	28.3	25.0	56.5	49.7
Realized investment gains, net	3.3	3.3	3.9	3.3
Total revenue	$ 241.5	$ 228.7	$ 475.9	$ 453.3

Income (loss) before income tax
Excess and Surplus Lines	$ 30.8	$ 23.3	$ 60.6	$ 40.3
Select Markets	12.4	10.9	26.1	20.1
Run-off Lines	3.1	4.6	4.4	13.4
Total segment income before taxes	46.3	38.8	91.1	73.8
Corporate and Other	(19.2)	(6.5)	(27.2)	(10.3)
Net realized investment gains	3.3	3.3	3.9	3.3
Total income before income taxes	$ 30.4	$ 35.6	$ 67.8	$ 66.8

Identifiable assets for each segment were as follows:

	June 30,	December 31,
(in millions)	2007	2006

Excess and Surplus Lines	$ 1,894.1	$ 1,763.0
Select Markets	947.2	867.3
Run-off Lines	978.1	1,062.8
Corporate and Other	30.1	28.4
Total	$ 3,849.5	$ 3,721.5

10. Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2007 and 2006 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006

Commissions	$ 32.3	$ 31.3	$ 64.0	$ 63.2
General expenses	46.6	32.7	82.7	61.5
State assessments	0.6	1.2	2.2	3.1
Taxes, licenses and bureau fees	2.9	3.1	9.2	6.3
	82.4	68.3	158.1	134.1
Net amortization of policy acquisition costs	1.3	2.7	0.2	5.3

Total underwriting, acquisition and insurance expense	$ 83.7	$ 71.0	$ 158.3	$ 139.4

During the three and six months ended June 30, 2007, general expenses included costs related to the acceleration of vesting on non-vested stock awards and stock option grants (see Note 7 – Share-Based Payments for related disclosures).

11. Supplemental Cash Flow Information

Income taxes paid. The Company paid income taxes of $28.6 million and $12.2 million during the six months ended June 30, 2007 and 2006, respectively.

Interest paid. The Company paid interest on the junior subordinated debentures of $6.4 million and $6.0 million during the six months ended June 30, 2007 and 2006, respectively.

12. Special Dividend

On June 6, 2007, the Company’s Board of Directors declared a special dividend of $1.65 per common share to its shareholders of record as of June 26, 2007. The special dividend, totaling $57.1 million, was paid to the Company’s shareholders on July 10, 2007. To fund this transaction, the Company drew $58.0 million on its Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders thereto.

The initial rate on this borrowing is 5.875%, consisting of the one-month LIBOR of 5.375% plus the Applicable Margin of 50 basis points based on the Company’s Leverage Ratio as defined in the Credit Agreement. The interest rate will be reset periodically in accordance with the terms of the Credit Agreement, and the loan may be repaid at any time.

13. Acquisition

A definitive merger agreement between the Company and PXRE Group Ltd. (PXRE), a Bermuda-based property reinsurer (NYSE: PXT), was signed on March 14, 2007, and was subsequently amended and restated as of June 8, 2007. The Company’s shareholders approved the merger at a special meeting held July 25, 2007. The shareholders of PXRE, in a separate special meeting on July 25, 2007, voted to approve the issuance of common shares of PXRE and the other items that the shareholders had been asked to vote on. Completion of the transaction is contingent upon customary closing conditions and is anticipated to close August 7, 2007.

The merger will be a reverse merger of a subsidiary of PXRE into the Company. The Company will be the accounting acquirer whereas PXRE will be the legal acquirer. The combined entity will do business as Argo Group International Holdings, Ltd. (Argo Group). Argo Group will become the Bermuda holding company for PXRE's existing insurance and other subsidiaries, the Company's U.S. operations, and its newly formed Bermuda reinsurer, Peleus Reinsurance Ltd. Argo Group will trade on the NASDAQ Global Select Market under the Company’s existing ticker symbol, AGII, following a 20 day trading period after the merger in which the ticker symbol will be AGIID to reflect a one for ten reverse share split to be effected upon the completion of the merger.

Under the terms of the merger agreement, holders of the Company’s common stock will receive 6.4840 shares of PXRE’s common stock in exchange for each share of the Company’s common stock. The exchange ratio is subject to various adjustments pursuant to the terms of the merger agreement, and therefore, may change upon closing of the transaction. Upon closing of the transaction, approximately 73% of Argo Group's outstanding common stock will be owned by former shareholders of the Company and approximately 27% will be owned by former common and convertible voting preferred shareholders of PXRE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the consolidated financial condition and results of operations of Argonaut Group, Inc. and its subsidiaries (collectively, Argonaut Group or the Company) for the three and six months ended June 30, 2007 and 2006. It should be read in conjunction with the consolidated financial statements and other data presented herein as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that the Company filed with the Securities and Exchange Commission on March 1, 2007.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Consolidated Financial Statements (including the notes thereto) may contain “forward looking statements” which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that actual developments will be those anticipated by the Company. Actual results may differ materially as a result of significant risks and uncertainties, including non-receipt of the expected payments, changes in interest rates, effect of the performance of financial markets on investment income and fair values of investments, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the impact of competition and pricing environments, changes in the demand for the Company's products, the effect of general economic conditions, adverse state and federal legislation and regulations, government investigations into industry practices, developments relating to existing agreements, heightened competition, changes in pricing environments and changes in asset valuations. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Results of operations

The following is a comparison of selected data from the Company’s operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Gross written premiums	$ 276.8	$ 258.9	$ 563.5	$ 528.1

Earned premiums	$ 209.9	$ 200.4	$ 415.5	$ 400.3
Net investment income	28.3	25.0	56.5	49.7
Realized investment gains, net	3.3	3.3	3.9	3.3
Total revenue	$ 241.5	$ 228.7	$ 475.9	$ 453.3
Income before taxes	30.4	35.6	67.8	66.8
Provision for income taxes	9.4	12.2	21.7	22.9
Net income	$ 21.0	$ 23.4	$ 46.1	$ 43.9

Loss ratio	59.1%	59.3%	58.5%	60.2%
Expense ratio	39.8%	35.5%	38.1%	34.8%
Combined ratio	98.9%	94.8%	96.6%	95.0%

Consolidated gross written premiums from renewal policies were $151.1 million and $301.6 million for the three and six months ended June 30, 2007, compared to $124.6 million and $244.5 million for the same periods in 2006. The increase was primarily concentrated in the Excess and Surplus Lines segment, due to a higher base of expiring policies available for renewal. Consolidated gross written premiums from new business decreased to $106.5 million and $209.7 million for the three and six months ended June 30, 2007, from $122.2 million and

$252.8 million for the same periods in 2006. Gross written premiums from new business for the three and six months ended June 30, 2006 included $24.1 million and $56.0 million, respectively, from Argonaut Specialty, which began writing business in second quarter of 2005, compared to gross written premiums of $19.9 million and $39.2 million for the same periods in 2007. Increased competition, primarily in the Excess and Surplus Lines segment, impacted consolidated gross written premiums for 2007.

Consolidated gross written premiums for the three and six months ended June 30, 2007 include $22.0 million and $52.9 million, respectively, for premiums written and assumed under various reinsurance agreements. Gross written premiums under these agreements were $14.5 million and $34.7 million for the same periods in 2006. The increase was primarily attributable to a new program within the Excess and Surplus Lines segment and increased volumes in the state fund program within the Select Markets segment. Partially reducing the consolidated gross written premiums for the three and six months ended June 30, 2007 were cancellations, endorsements and other adjustments of $2.8 million and $0.7 million, respectively, compared to $2.4 million and $3.9 million for the same periods in 2006.

The increase in consolidated earned premiums for the three and six months ended June 30, 2007 as compared to 2006 was primarily a result of additional business inforce during 2007 within the Excess and Surplus Lines and Select Markets segments. Partially offsetting these increases were reductions of earned premiums in the Run-off segment of $6.8 million and $16.1 million for the three and six months ended June 30, 2007. Additionally, consolidated earned premiums for the six months ended June 30, 2007 includes a $3.9 million reduction within the Excess and Surplus Lines segment resulting from an increase in ceded premiums.

Consolidated net investment income increased from $25.0 million and $49.7 million for the three and six months ended June 30, 2006 to $28.3 million and $56.5 million for the same periods in 2007. The increase was primarily attributable to higher invested balances resulting from the investment of positive cash flows from operations. Consolidated invested assets totaled $2,613.1 million and $2,293.6 million at June 30, 2007 and 2006, respectively.

Consolidated realized investment gains for the three and six months ended June 30, 2007 were $3.3 million and $3.9 million, respectively, compared to $3.3 million for each period in 2006. The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairments to its holdings. If individual securities are determined to have an other-than-temporary impairment, the security is written down to the fair market value. Included in consolidated gross realized gains for the three and six months ended June 30, 2007 were write downs of approximately $0.1 million and $0.4 million, respectively, from the recognition of other-than-temporary impairments on certain investment securities, compared to $0.4 million and $0.8 million, respectively, for the same periods in 2006.

Consolidated losses and loss adjustment expenses were $124.1 million and $243.2 million for the three and six months ended June 30, 2007, respectively, compared to $118.9 million and $240.8 million for the same periods in 2006. The consolidated loss ratios for the three and six months ended June 30, 2007 were 59.1% and 58.5%, respectively, compared to 59.3% and 60.2% for the same periods in 2006. Losses and loss adjustment expenses for the three months ended June 30, 2007 included $10.0 million in favorable loss reserve development, primarily in the other liability occurrence, commercial automobile and general liability lines. Partially offsetting the favorable development was $2.9 million of adverse development on prior accident years in the workers compensation lines.

Losses and loss adjustment expense for the six months ended June 30, 2007 include $21.1 million of favorable loss reserve development, primarily in the other liability occurrence, commercial automobile, property and general liability lines, partially offset by adverse development of $4.9 million, primarily in workers compensation lines. Losses and loss adjustment expense for the three and six months ended June 30, 2006 included $8.0 million and $9.3 million of favorable loss reserve development across all lines. Included in losses and loss adjustment expenses for the six months ended June 30, 2006 was $3.9 million due to storm activity in the first quarter of 2006. Consolidated loss reserves were $2,113.4 million and $1,965.5 million as of June 30, 2007 and 2006, respectively.

Consolidated underwriting, insurance and acquisition expenses were $83.7 million and $158.3 million for the three and six months ended June 30, 2007, compared to $71.0 million and $139.4 million for the same periods in 2006. The consolidated expense ratios were 39.8% and 38.1% for the three and six months ended June 30, 2007, compared to 35.5% and 34.8% for the same periods ending 2006. Included in underwriting, insurance and acquisition expenses for the three and six months ended June 30, 2007 was $10.2 million of additional compensation expense resulting from the acceleration of the vesting of certain share-based payment arrangements. Additionally, the expense ratios in 2007 as compared to 2006 were adversely impacted by expenses in the Run-off Lines segment declining at a slower rate than the corresponding decrease in earned premiums.

Consolidated interest expense was $3.3 million and $6.6 million for the three and six months ended June 30, 2007 compared to $3.2 million and $6.3 million. The increase in this interest expense was attributable to slightly higher interest rates in 2007 as compared to 2006.

The consolidated income tax provision for the three months ended June 30, 2007 and 2006 was $9.4 million and $12.2 million, respectively. The consolidated income tax provision for the six months ended June 30, 2007 and 2006 was $21.7 million and $22.9 million, respectively. The decline in the effective tax rate for the three and six months ended June 30, 2007 was primarily attributable to the Company’s asset allocation strategy, initiated in 2006, which includes tax exempt securities.

Segment Results

During the second quarter of 2007, the Company evaluated its strategic direction with regards to the Select Market and Public Entity segments. Management determined that combining these two segments into one operating segment would better represent the Company’s distribution strategy and product offerings between the operating entities within this segment. As a result of this integration, the Company has aggregated the segment previously reported as Public Entity into the existing Select Markets segment. The Company considers many factors, including the nature of each segment’s insurance products, customer base, production sources, distribution strategies and the regulatory environment, in determining how to aggregate operating segments. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

Additionally, the Company has liabilities associated with policies written in the 1970s and into the 1980s as well as risk management policies written prior to the sale to XL America, Inc. and classifies these results as Run-off Lines for purposes of segment reporting. Previously, the policies written prior to the sale to XL America, Inc. were included in the Risk Management segment. Effective January 1, 2007, as the only activity currently related to the Risk Management segment is the servicing of policies previously written coupled with the administration of claims, Risk Management activity is presented in Run-off Lines. Amounts applicable to prior periods have been reclassified to conform to the presentation followed in 2007.

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

Excess and Surplus Lines. The following table summarizes the results of operations for the Excess and Surplus Lines segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Gross written premiums	$ 190.0	$ 179.8	$ 377.7	$ 357.8

Earned premiums	139.5	131.2	274.1	254.3
Losses and loss adjustment expenses	78.9	77.9	153.0	155.0
Underwriting expense	43.3	40.9	86.7	78.8
Underwriting income	17.3	12.4	34.4	20.5
Investment income, net	13.5	10.9	26.2	19.8
Income before taxes	$ 30.8	$ 23.3	$ 60.6	$ 40.3

Loss ratio	56.5%	59.5%	55.8%	61.0%
Expense ratio	31.1%	31.1%	31.7%	31.0%
Combined ratio	87.6%	90.6%	87.5%	92.0%

Gross written premiums from new business were $89.2 million and $173.6 million for the three and six months ended June 30, 2007, respectively, compared to $108.9 million and $222.0 million for the same periods in 2006. Gross written premiums from new business in 2006 were favorably impacted by Argonaut Specialty, which began writing business in the second quarter of 2005. Gross written premiums from new business written by Argonaut Specialty were $24.1 million and $56.0 million for the three and six months ended June 30, 2006, respectively, compared to $19.9 million and $39.2 million for the same periods in 2007. The Excess and Surplus Lines segment’s gross written premiums (both pricing and submissions) were impacted by increased competition from the standard markets, as well as from other excess and surplus lines carriers.

Gross written premiums from renewal business were $97.1 million and $191.6 million for the three and six months ended June 30, 2007, compared to $71.8 million and $137.1 million for the same periods ended 2006. A larger base of expiring premiums, including Argonaut Specialty business, was the primary driver for the increase in renewal premiums in 2007. Argonaut Specialty contributed gross written premiums from renewal business of $17.8 million and $32.4 million for the three and six months ended June 30, 2007, respectively, compared to $8.0 million for both the three and six months ended June 30, 2006.

Gross written premiums for the three and six months ended June 30, 2007 included $4.8 million and $11.3 million, respectively, for premiums written and assumed under various reinsurance agreements. Included in gross written premiums from reinsurance assumed were $2.3 million and $8.6 million for the three and six months ended June 30, 2007, respectively, for a contract the Company entered into in the first quarter of 2007. Gross written premiums from assumed reinsurance agreements totaled $1.3 million and $2.4 million for the same periods in 2006. Gross written premiums were offset by cancellations, endorsements and other adjustments of approximately $1.1 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively. Gross written premiums for the six months ended June 30, 2007 include $1.2 million in gross written premiums from endorsements and other adjustments, compared to a reduction in gross written premiums of $3.7 million for the same period in 2006.

The increase in earned premium was primarily attributable to increased premium writings in the second half of 2006 and continuing into 2007. Partially offsetting the increase in earned premiums for the six months ended June 30, 2007 as compared to 2006, was a $3.9 million increase in ceded premiums under a property reinsurance contract due to a shortfall in the minimum subject premium under this contract.

The Excess and Surplus Lines segment’s loss ratios for the three month periods ended June 30, 2007 and 2006 were 56.5% and 59.5%, respectively. Included in losses and loss adjustment expense for the three months ended June 30, 2007 was $5.4 million of favorable loss reserve development for prior accident years, primarily within the property and other liability occurrence lines, compared to $0.9 million in favorable development for the three months ended June 30, 2006. Losses and loss adjustment expenses for the six months ended June 30, 2007 and 2006 resulted in loss ratios of 55.8% and 61.0%, respectively. Losses and loss adjustment expenses for the six months ended June 30, 2007 include $14.5 million of favorable loss reserve development on prior accident years, primarily in the property, casualty and other liability occurrence lines, compared to $1.3 million of favorable development for the six months ended June 30, 2006. Included in losses and loss adjustment expenses for the six months ended June 30, 2006 was $3.3 million in catastrophe losses resulting from the storms that impacted the Midwest during March 2006. The overall reduction in prior accident years loss reserves was primarily attributable to a lower than expected emergence of claims resulting from reduced frequency and severity. Loss reserves for the Excess and Surplus Lines segment were $1,004.2 million and $821.0 million as of June 30, 2007 and 2006, respectively.

The expense ratios for the three months ended June 30, 2007 and 2006 were comparable at 31.1% for each period. The expense ratios for the six months ended June 30, 2007 and 2006 were 31.7% and 31.0%, respectively. The increase in the expense ratio for the six months ended June 30, 2007 as compared to 2006 was primarily attributable to the reduction in earned premiums due to the ceded premiums adjustment discussed previously.

The increase in investment income for the three and six months ended June 30, 2007, as compared to the same period in 2006, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $1,227.5 million as of June 30, 2007, compared to $982.8 million as of June 30, 2006.

Select Markets. The following table summarizes the Select Markets results of operations the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Gross written premiums	$ 88.6	$ 80.6	$ 187.7	$ 171.3
Earned premiums	72.9	64.9	143.1	131.6
Losses and loss adjustment expenses	47.1	39.7	90.4	82.3
Underwriting expense	20.0	19.6	40.0	39.4
Underwriting income	5.8	5.6	12.7	9.9
Investment income, net	6.6	5.3	13.4	10.2
Income before taxes	$ 12.4	$ 10.9	$ 26.1	$ 20.1
Loss ratio	64.5%	61.0%	63.2%	62.5%
Expense ratio	27.6%	30.2%	27.9%	30.0%
Combined ratio	92.1%	91.2%	91.1%	92.5%

Gross written premiums from new business were $17.3 million and $36.1 million for the three and six months ended June 30, 2007, respectively, compared to $13.3 million and $30.8 million for the same periods on 2006. The increase in gross written premiums from new business was the result of growth within the grocery store product line. Gross written premiums from renewal business were $54.0 million and $110.0 million for the three and six months ended June 30, 2007, respectively, compared to $52.9 million and $107.4 million for the same periods ended 2006. The increase in gross written premiums from renewals was the result of increased renewal retention within most lines in 2007 as compared to 2006. Partially offsetting these increases was a reduction in gross written premiums for renewal business for the Company’s mining accounts, due to a planned shift from commercial accounts to large deductible accounts. Gross written premiums resulting from various reinsurance agreements, including the state fund program, were $17.3 million and $41.6 million for the three and six months ended June 30, 2007, compared to $14.4 million and $33.1 million for the same periods in 2006.

The increase in earned premiums for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was primarily attributable to increased premium writings in the second half of 2006 and continuing into 2007.

The Select Markets segment’s loss ratios were 64.5% and 61.0% for the three months ended June 30, 2007 and 2006, respectively. The increase in the loss ratio was primarily due to higher than anticipated property losses in the second quarter of 2007. Additionally, included in losses and loss adjustment expense for the three months ended June 30, 2007 was $1.7 million in favorable development on prior accident years, primarily in the general liability and commercial auto lines. Partially offsetting this favorable development was $1.6 million in unfavorable development primarily within the workers compensation lines. The loss ratios for the Select Markets segment were 63.2% and 62.5% for the six months ended June 30, 2007 and 2006, respectively. Included in losses and loss adjustment expense for the six months ended June 30, 2007 was $3.2 million in favorable loss development, primarily within the general liability, commercial auto and property lines. Partially offsetting this favorable development was unfavorable development on prior accident years of $1.7 million primarily attributable to the workers compensation programs.

The expense ratios for the three and six months ended June 30, 2007 were 27.6% and 27.9%, respectively, compared to 30.2% and 30.0% for the same periods in 2006. The decrease in the expense ratios were the result of the overall increase in earned premium volumes.

The increase in investment income for the three and six months ended June 30, 2007, as compared to the same period in 2006, was primarily the result of an increase in invested assets due to positive cash flows. Invested assets were $586.4 million as of June 30, 2007, compared to $466.0 million as of June 30, 2006.

Run-off Lines. The Company has discontinued underwriting of certain lines of business, including those lines which were previously reported in the Risk Management segment. The Risk Management segment has not written any new or renewal policies since the sale of the renewal rights in third quarter of 2005. All activity associated with the former Risk Management segment is related to the management of claims and other administrative functions. All amounts applicable to the Risk Management segment for the three and six months ended June 30, 2006 have been reclassified to the Run-off Lines segment to conform to the 2007 presentation.

Also included in the Run-off Lines segment are liabilities associated with policies written in the 1970s and into the 1980s, primarily resulting from general liability, asbestos and environmental liabilities and medical malpractice policies. These lines are characterized by long elapsed periods between the occurrence of a claim and ultimate payment to resolve the claim. The Company utilizes a specialized staff dedicated to administer and settle these claims. The results of operations for this portion of the Run-off Lines segment was a net segment loss of $0.3 million, resulting from an increase in the unallocated loss adjustment expenses for medial malpractice claims. The Company regularly monitors the activity of claims within the Run-off Lines segment, particularly those claims related to asbestos and environmental liabilities. Additionally, the Company performs an extensive actuarial analysis of the asbestos and environmental reserves on at least an annual basis, usually completed in the third quarter of each year.

The following table summarizes the Run-off Lines segment results of operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Gross return premiums	$ (1.7)	$ (1.5)	$ (1.8)	$ (1.0)
Earned premiums	(2.5)	4.3	(1.7)	14.4
Losses and loss adjustment expenses	(1.9)	1.3	(0.2)	3.5
Underwriting expense	3.6	6.6	9.2	14.1
Underwriting loss	(4.2)	(3.6)	(10.7)	(3.2)
Investment income, net	7.3	8.2	15.1	16.6
Income before taxes	$ 3.1	$ 4.6	$ 4.4	$ 13.4

Earned premiums for the three and six months ended June 30, 2007 was primarily attributable to adjustments resulting from final audits on policies previously written. Earned premiums for the three and six months ended June 30, 2006 was primarily attributable to the run-off of premiums written prior to the renewal rights sale.

Losses and loss adjustment expenses for the three months ended June 30, 2007 includes $2.5 million in favorable development on prior accident years primarily attributable to the commercial auto and workers compensation lines. Partially offsetting this favorable development was $0.9 million of unfavorable development due to the unwinding of the workers compensation reserve discount. Losses and loss adjustment expense for the six months ended June 30, 2007 includes $1.8 million in favorable development on prior accident years, primarily in the commercial auto and workers compensation lines, offset by $1.6 million of unfavorable development due to the unwinding of the reserve discount. Losses and loss adjustment expenses for the three and six months ended June 30, 2006 include $1.8 million and $3.6 million reduction in prior accident year loss reserves. Loss reserves for the Run-off Lines were as follows:

	June 30,
	2007		2006
(in millions)	Gross	Net	Gross	Net
Asbestos and environmental:
Loss reserves, beginning of the period	$ 167.1	$ 157.1	$ 164.6	$ 154.3
Incurred losses	(0.1)	-	0.1	-
Losses paid	18.9	17.4	6.7	6.0
Loss reserves - asbestos and environmental,
end of the period	148.1	139.7	158.0	148.3
Risk management	485.7	359.8	559.5	411.0
Other run-off lines	22.3	13.4	36.1	27.6
Total reserves - run-off lines	$ 656.1	$ 512.9	$ 753.6	$ 586.9

Underwriting expenses decreased from $6.6 million and $14.1 million for the three and six months ended June 30, 2006 to $3.6 million and $9.2 million for the same periods ended 2007. This decrease was primarily attributable to the reduction of variable expenses resulting from the reduction in premium volume and a reduction in administrative expenses.

The decrease in investment income for the three and six months ended June 30, 2007, as compared to the same periods in 2006, was primarily the result of a decrease in invested assets due to this segment being in run-off. Invested assets were $724.3 million as of June 30, 2007, compared to $753.3 million as of June 30, 2006.

Business Acquisition

A definitive merger agreement between the Company and PXRE Group Ltd. (PXRE), a Bermuda-based property reinsurer (NYSE: PXT), was signed on March 14, 2007, and was subsequently amended and restated as of June 8, 2007. The Company’s shareholders approved the merger at a special meeting held July 25, 2007. The shareholders of PXRE, in a separate special meeting on July 25, 2007, voted to approve the issuance of common shares of PXRE and the other items that the shareholders had been asked to vote on. Completion of the transaction is contingent upon customary closing conditions and is anticipated to close August 7, 2007.

The merger will be a reverse merger of a subsidiary of PXRE into the Company. The Company will be the accounting acquirer whereas PXRE will be the legal acquirer. The combined entity will do business as Argo Group International Holdings, Ltd. (Argo Group). Argo Group will become the Bermuda holding company for PXRE's existing insurance and other subsidiaries, the Company's U.S. operations, and its newly formed Bermuda reinsurer, Peleus Reinsurance Ltd. Argo Group will trade on the NASDAQ Global Select Market under the Company’s existing ticker symbol, AGII, following a 20 day trading period after the merger in which the ticker symbol will be AGIID to reflect a one for ten reverse share split to be effected upon the completion of the merger.

Under the terms of the merger agreement, holders of the Company’s common stock will receive 6.4840 shares of PXRE’s common stock in exchange for each share of the Company’s common stock. The exchange ratio is subject to various adjustments pursuant to the terms of the merger agreement, and therefore, may change upon closing of the transaction. Upon closing of the transaction, approximately 73% of Argo Group's outstanding common stock will be owned by former shareholders of the Company and approximately 27% will be owned by former common and convertible voting preferred shareholders of PXRE.

On closing, the combined company expects to add reinsurance as an additional operating segment of the Company. After the close, the reinsurance operations will commence immediately through the newly formed Class 3 Bermuda reinsurer, Peleus Re.

Reinsurance

The Company purchases Excess of Loss property catastrophe reinsurance (“Property Cat Treaty”) for the following two business segments:  Excess and Surplus Lines and Select Markets.  This coverage is purchased to provide the Company with protection against high severity property loss events.   The Company’s current Property Cat Treaty renewed effective May 1, 2007. Under the terms of the Property Cat Treaty, coverage is provided to the Company as follows:

•	Layer 1 - 95% of $10.0 million excess of $5.0 million;
•	Layer 2 - 95% of $15.0 million excess of $15.0 million;
•	Layer 3 - 95% of $30.0 million excess of $30.0 million;
•	Layer 4 - 95% of $60.0 million excess of $60.0 million.

The above reinsurance limits apply to losses and loss adjustment expenses incurred by the Company on a per occurrence basis, after any recoveries from underlying reinsurance contracts. Coverage in Layer 1 is provided for loss occurrences only in the event that the industry insured loss as defined by Property Claim Services (PCS) is $20 billion or less.  Each layer is 100% placed in the reinsurance market.

The Property Cat Treaty provides the Company with coverage for each occurrence during the term of the Property Cat Treaty.   Maximum coverage for all occurrences provided by a layer is stated in terms of reinstatements.  Reinstatements provide an additional full limit of coverage for an event with respect to a stated layer for consideration of premium.  The maximum amount of coverage provided the Company by a reinsurance layer for all events during the term of the contract is the stated per occurrence coverage provided by the layer, plus the original coverage provided by the layer times the number of reinstatements.  The Company is provided with two reinstatements for Layer 1.  The Company is provided with one reinstatement for Layers 2 through 4.

Pensions

Effective November 2003, the Company curtailed its pension plans and suspended making regular contributions to such plans in contemplation of termination at a later date.  Based on the actual results for the six months ended June 30, 2007, payments to date resulted in the anticipated lump sum distributions for the remainder of the year exceeding the sum of the service cost and interest cost components for the 2007 net periodic pension cost.  As a result, for the six months ended June 30, 2007, the Company incurred pension related expenses of $0.3 million to account for the identified situation according to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  The Company does not believe that any significant funding of the pension plan will be required during the current year.  Management currently is evaluating formal termination of the pension plans.  Termination of the plans may result in additional expense being incurred by the Company.  However, as of this time, management is unable to estimate the additional expense, if any.

Related Party Transactions

Fayez Sarofim. The Company utilizes Fayez Sarofim & Co. to manage approximately $267.4 million of its investment portfolio, for which an investment advisory fee is paid. Fayez Sarofim & Co. is wholly owned by Sarofim Group, Inc., of which Fayez Sarofim, a member of the Company’s Board of Directors, is the majority shareholder. Total fees for services paid to Fayez Sarofim & Co. for the six months ended June 30, 2007, were approximately $0.3 million. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

David Hartoch. Swett & Crawford is one of the oldest independent wholesale insurance brokers in the country, placing nearly $3.0 billion in premium volume in their most recent fiscal year. David Hartoch, who is a member of the Company’s Board of Directors, is the Chairman of Swett & Crawford.  For the six months ended June 30, 2007, Swett & Crawford placed insurance through the Excess and Surplus Lines segment totaling $18.9 million in gross written premiums. Swett & Crawford earned $3.4 million in commissions on this business. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

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

The Company and AAM are parties to the AAM Investment Management Agreement, dated as of March 1, 2004, pursuant to which AAM agrees to make investment decisions with respect to and otherwise manage certain funds deposited by the Company for that purpose guided by the Investment Policy and Guidelines Statement approved by the Company's Board of Directors. As of June 30, 2007, AAM managed $887.8 million of the Company’s investments. The Company paid AAM $0.4 million for these services for the six months ended June 30, 2007. The Company believes that this transaction has been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Liquidity and Capital Resources

The Company’s principal operating cash flow sources are premiums and investment income. The primary operating cash outflows are for claim payments and operating expenses.

For the six months ended June 30, 2007, consolidated net cash provided by operating activities was $75.8 million, compared to $125.8 million for the same period in 2006. The decrease in cash flows from operating activities in 2007 was primarily attributable to (1) a $20.0 million settlement received during the six months ended June 30, 2006, related to the commutation of the reinsurance treaty with Trenwick Group, Ltd. and (2) a $16.4 million increase in tax payments; $28.6 million during the six months ended June 30, 2007, compared to $12.2 million for the same period ended 2006.

The Company has access to various sources of liquidity including holding company investments and cash, capacity under its revolving credit facility and access to the debt and equity capital markets. In July 2007, the Company borrowed $58.0 million of the $75.0 million revolving credit facility to fund the special dividend payment to its shareholders (see Note 12 – Special Dividend in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 – (Consolidated Financial Statements” for related disclosures). Management believes that the Company has sufficient liquidity to meet its needs.

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

Recent Accounting Pronouncements and Critical Accounting Policies

New Accounting Pronouncements

The discussion of the adoption and pending adoption of recently issued accounting policies is included in Note 2 - Recently Issued Accounting Pronouncements in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 - “Consolidated Financial Statements.”

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

The Company’s investment portfolio includes $72 million of mortgage-backed securities collateralized by sub prime residential mortgage loans at June 30, 2007.  The book value of these mortgage securities was $73.6 million and the market value was $72.1 million, representing 2.8% of the Company’s consolidated investment portfolio. Of these securities, 90% ($64.6 million) were rated AAA, 9% ($6.7 million) were rated AA, and less than $1 million was rated A or lower.  None of these investments were downgraded or put on watch as part of Standard & Poor’s and Moody’s recent ratings announcements.  Sub prime residential mortgage securities issued in 2006 have experienced higher delinquency and foreclosure rates than originally expected, with the worst performance by variable rate mortgage loans.  The Company’s investment portfolio includes sub prime mortgage-backed securities issued over several years from 2001 through 2006, and the underlying mortgage loans are all fixed rate.  Securities issued in 2006 comprises less than 1% ($25.1 million) of the consolidated investment portfolio and 100% of those are rated AA and above.  The Company has never purchased any collateralized debt obligations (CDOs) or other mortgage derivatives.

The Company has an exposure to foreign currency risks in conjunction with certain reinsurance agreements and through its investments in foreign securities. Accounts under the reinsurance agreements may settle in the following currencies: U.S. dollars, British pounds, Canadian dollars or Euros. Remittances are due within 60 days of quarter end, one quarter in arrears. Due to the extended time frame for settling the accounts plus the fluctuation in currency exchange rates, the potential exists for the Company to realize gains and or losses related to the exchange rates. For the three and six months ended June 30, 2007, the Company recorded a gain of $0.1 million on foreign currency translation. For the three and six months ended June 30, 2006, the Company recorded a gain of $0.2 million on foreign currency translation. Management is unable at this time to estimate the future gains or losses, if any.

The Company holds a diversified portfolio of investments in common stocks representing U.S. firms in industries and market segments primarily included in the Standard & Poor’s 500. Marketable equity securities are carried on the balance sheet at fair market value, and are subject to the risk of potential loss in market value resulting from adverse changes in prices. Equity price risk is managed primarily by monitoring funds committed to the various types of securities owned and by limiting the exposure in any one investment or type of investment. No issuer (exclusive of the U.S. government and U.S. governmental agencies) of fixed income or equity securities represents more than 10% of shareholders’ equity as of June 30, 2007.

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

The Company regularly evaluates its investment portfolio for indications of other-than-temporary impairment to individual securities. During the three and six months ended June 30, 2007, the Company recorded other-than-temporary impairments of $0.1 million and $0.4 million, respectively. During the three and six months ended June 30, 2006, the Company recorded other-than-temporary impairments of $0.4 million and $0.8 million, respectively.

The Company regularly monitors the status of its investment portfolio to determine if securities in an unrealized loss position have an other-than-temporary impairment. As of June 30, 2007, the Company had gross unrealized losses of $57.0 million, of which $11.5 million were in an unrealized loss position for less than one year and $45.5 million were in an unrealized loss position for one year or greater. The fixed maturity portfolio accounted for $53.6 million of the total unrealized losses, of which $43.4 million was in an unrealized loss position for one year or greater, and was due to interest rate fluctuations. The Company considers various factors when considering if a decline in the fair value of an equity security is other-than-temporary, including, but not limited to, the length of time and magnitude of the unrealized loss; the volatility of the investment; analyst recommendations and price targets; opinions of the Company’s external investment advisors; market liquidity; and the Company’s intentions to sell or ability to hold the investments. Management has the ability and intent to hold these investments until such time as their value recovers or through their maturity. Based on an evaluation of these factors, the Company has concluded that the above declines in the fair values of the Company’s investments in equity and fixed income securities as of June 30, 2007 are temporary.

Management has assessed these risks and believes that there have been no material changes since December 31, 2006, (see Note 3 – Unrealized Losses on Investments in the Notes to the Consolidated Financial Statements, included in Part I, Item 1 – “Consolidated Financial Statements”, for related disclosures).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting made during the six months ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis. From time to time, management makes changes to enhance the effectiveness of these controls and ensure that they continue to meet the needs of the Company’s business activities over time.

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

Issuer Purchase of Equity Securities

For the three months ended June 30, 2007, the Company did not purchase shares of its common stock on the open market. The Company allows employees to surrender shares to settle the tax liability incurred upon the vesting of shares under the Employee Stock Incentive Plan. The following table provides information with respect to shares of the Company’s common stock that were surrendered during the three months ended June 30, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
	Total Number	Average	as Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
Period	Purchased	per Share	or Program	Plan or Program
April 1 through April 30, 2007	9,518	$ 33.52	-	-
May 1 through May 31, 2007	1,328	$ 33.90	-	-
June 1 through June 30, 2007	118,896	$ 30.84	-	-
Total	129,742	$ 31.07	-	-

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the Shareholders of Argonaut Group, Inc. was held July 25, 2007. The following matters were submitted to the shareholders at the meeting:

Votes were cast in the following manner in connection with approval of the Agreement and Plan of Merger, dated as of March 14, 2007 and amended and restated as of June 8, 2007, by and among PXRE Group Ltd., PXMS Inc., a wholly owned subsidiary of PXRE Group Ltd., and Argonaut, whereby PXMS Inc. will merge with and into Argonaut, with Argonaut as the surviving company:

Votes For	Votes Against	Abstentions

27,748,573	691,268	87,762

Votes were cast in the following manner in connection with approval of adjournment of the special meeting to a later date, if necessary, to permit further solicitation of proxies if there are not sufficient votes to approve the merger proposal:

Votes For	Votes Against	Abstentions

25,094,192	3,178,622	254,788

Item 5. Other Information

None

Item 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Argonaut Group, Inc.

(Registrant)

/s/ Mark E. Watson III

Mark E. Watson III

President and Chief Executive Officer

(principal executive officer)

/s/ Mark W. Haushill

Mark W. Haushill

Senior Vice President and Chief Financial Officer

(principal financial and accounting officer)

/s/ Ronald B. Given

Ronald B. Given

Senior Vice President and General Counsel

August 6, 2007

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

?? ?? ?? ?? 164 165